Form 10-Q
period 2008-03-31
MAN AHL DIVERSIFIED I LP
filed 2008-05-19
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File number:    000-53043

Man-AHL Diversified I L.P.
(Exact name of registrant as specified in charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 881-6800 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.       (Check one)

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

Man-AHL Diversified I, L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At March 31, 2008 (unaudited) and December 31, 2007
(b)	For the three months ended March 31, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS

CASH	$8,956,771	$4,225,671

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	89,360,949	59,555,095

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	1,106,009	889,224

OTHER ASSETS	295	771

TOTAL	$99,424,024	$64,670,761

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$601,225	$605,316
Subscriptions received in advance	8,956,771	4,225,671
Management fees payable	225,734	150,779
Incentive fees payable	105,231	-
Brokerage commissions payable	127,557	67,505
Accrued expenses	46,262	66,100

Total liabilities	10,062,780	5,115,371

PARTNERS’ CAPITAL:
General Partner (186 unit equivalents outstanding
at March 31, 2008 and December 31, 2007, respectively)	611,568	539,353
Limited Partners (27,047 and 20,393 units outstanding
at March 31, 2008 and December 31, 2007, respectively)	88,749,676	59,016,037

Total partners’ capital	89,361,244	59,555,390

TOTAL	$99,424,024	$64,670,761

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$3,281.41	$2,893.93

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007

NET INVESTMENT INCOME ALLOCATED FROM
MAN-AHL DIVERSIFIED TRADING COMPANY L.P. —
Interest income	$513,973	$339,664

PARTNERSHIP EXPENSES:
Brokerage commissions	396,600	305,470
Management fees	596,113	254,760
Incentive fees	2,268,024	120,255
Other expenses	34,312	14,015

Total expenses	3,295,049	694,500

Net investment loss	(2,781,076)	(354,836)

REALIZED AND UNREALIZED GAINS (LOSSES) ON
TRADING ACTIVITIES ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts	13,278,593	(1,450,948)
Net change in unrealized trading gains (losses) on open contracts	(1,399,924)	(420,780)

Net gains (losses) on trading activities allocated from
Man-AHL Diversified Trading Company L.P.	11,878,669	(1,871,728)

NET INCOME (LOSS)	$9,097,593	$(2,226,564)

NET INCOME (LOSS) PER UNIT
OF PARTNERSHIP INTEREST	$387.48	$(152.28)

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2006	$28,997,055	$476,310	$29,473,365

Issuance of 3,181 units of limited partnership interest	8,126,307	-	8,126,307
Redemption of 418 units of limited partnership interest	(1,015,635)	-	(1,015,635)
Net loss	(2,198,182)	(28,381)	(2,226,564)

PARTNERS’ CAPITAL — March 31, 2007	$33,909,545	$447,929	$34,357,473

PARTNERS’ CAPITAL — December 31, 2007	$59,016,037	$539,353	$59,555,390

Issuance of 7,249 units of limited partnership interest	22,556,902	-	22,556,902
Redemption of 595 units of limited partnership interest	(1,848,641)	-	(1,848,641)
Net income	9,025,378	72,215	9,097,593

PARTNERS’ CAPITAL — March 31, 2008	$88,749,676	$611,568	$89,361,244

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,097,593	$(2,226,564)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Purchases of investment in Man-AHL Diversified
Trading Company L.P.	(21,697,081)	(8,126,307)
Sales of investment in Man-AHL Diversified
Trading Company L.P.	4,283,869	1,710,135
Net change in appreciation of investment in Man-AHL
Diversified Trading Company L.P.	(12,392,642)	1,532,064
Changes in assets and liabilities:
Due from Man-AHL Diversified Trading Company L.P.	(216,785)	(304,056)
Other assets	476	-
Management fees payable	74,955	12,939
Incentive fees payable	105,231	-
Brokerage commissions payable	60,052	6,000
Accrued expenses	(19,838)	(4,083)

Net cash used in operating activities	(20,704,170)	(7,399,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	26,428,181	8,998,134
Payments on redemptions	(992,911)	(736,835)

Net cash provided by financing activities	25,435,270	8,261,299

NET INCREASE IN CASH	4,731,100	861,427

CASH — Beginning of period	4,225,671	1,712,632

CASH — End of period	$8,956,771	$2,574,059

SUPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
Non-cash contributions of partners' capital	$859,821	$-

Non-cash redemptions of partners' capital	$(859,821)	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007.  These financial statements present the results of interim periods. It is suggested that these financial statements be read in conjunction with the audited financial statements and registration statement on Form 10 filed with the Securities and Exchange Commission on January 28, 2008 and amended March 26, 2008.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. The Partnership is a “feeder” fund in a “master-feeder” structure whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man-AHL (USA) Corp., a Delaware corporation, was the general partner and trading advisor of the Partnership and the Trading Company until April 1, 2005, when it transferred its trading advisory business to its affiliate, Man-AHL (USA) Ltd. (the “Advisor”), a United Kingdom company, and its commodity pool operations to its affiliate, Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder the General Partner.

As of March 31, 2008, Man Group plc has an 18.6% interest in MF Global (“MFG”), the broker utilized by the Trading Company.  MFG was formerly known as Man Financial, and was previously a wholly owned subsidiary of Man Group plc.

The Partnership’s interests are distributed through the Partnership or other selling agents, including Man Investments Inc. (“MII”), an affiliate of the Advisor and General Partner. MII is a registered broker-dealer and a member of the Financial Industry Regulatory Authority (FINRA).

On January 28, 2008, the Partnership filed a registration statement with the Securities and Exchange Commission to allow over 500 investors in the Partnership.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value at the Partnership’s proportionate interest in the net assets of the Trading Company. Investment transactions are recorded on a trade date basis. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, which are an integral part of these financial statements.  Valuation of investments held by the Trading Company is discussed in the notes to the Trading Company’s financial statements.

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At March 31, 2008 and 2007, the Partnership owned 10,211 and 6,021 units, respectively, of the Trading Company. The

Partnership’s ownership percentage of the Trading Company at March 31, 2008 and 2007, was 27.05% and 17.16%, respectively.

Cash and Cash Equivalents — Cash includes non-interest bearing deposits and is maintained at JPMorgan Chase Bank, N.A.  The Partnership maintains a brokerage account with MFG that may be used as an operating bank account.

Brokerage Commission Expense — Brokerage commission expense on futures and forward contracts traded in the Trading Company is recognized on a half-turn basis in the period in which the contracts are opened or closed.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the individual partners.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Partnership’s financial statements. Tax years 2005, 2006 and 2007 remain subject to examination by Federal and State jurisdictions, including those States where investors reside or States where the Partnership is subject to other filing requirements.

Net Income (Loss) Per Unit — Net income (loss) per unit of the Partnership’s interest is equal to the change in net asset value per unit from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

Subscriptions Received in Advance — Subscriptions received in advance are comprised of cash received prior to the statement of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital subscription and net profits or losses, if any.

The Partnership’s units are continuously offered as of the first business day of each month at net asset value, as defined in the limited partnership agreement (the “Agreement”). Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The Partnership will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Agreement.

The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01 % of the net aggregate capital subscriptions of all partners, or $500,000.

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy.  These costs include, but are not limited to expenses associated with the execution of the Partnership’s investments strategy, such as, brokerage commissions, management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.	EXPENSES

The Partnership has a brokerage contract with MFG which provides that the Partnership pays brokerage commissions on its pro rata share of the Trading Company’s commodity futures trades at a rate of $16 per round-turn transaction, plus all applicable NFA, exchange, clearing, and other transaction fees. Comparable rates have been negotiated for all foreign futures and forward contract trades.

The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the month-end net asset value, as defined in the Agreement, of the Partnership.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership.

The General Partner earns a monthly General Partner fee in an amount equal to 0.0833% (1% annually) of the month-end net asset value, as defined in the Agreement, of the Partnership. The General Partner fee is included in management fees in the statements of operations.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership’s operating activities involve trading, indirectly through its investment in the Trading Company, in derivative financial instruments that involve varying degrees of market and credit risk. With respect to the Partnership’s investment in the Trading Company, the Partnership has limited liability, and, therefore, its maximum exposure to either market or credit loss is limited to the carrying value of its investment in the Trading Company, as set forth in the statements of financial condition.

The Partnership’s assets held at MFG are required to be held in segregated accounts under rules of the Commodity Futures Trading Commission.

6.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities was issued on March 19, 2008.  SFAS 161 expands the disclosures required by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership is currently evaluating the provisions of SFAS 161 and their impact on the Partnership’s financial statements.

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of March 31, 2008, all of the Partnership’s investments are “Level 3”. Net appreciation from the Partnership’s “Level 3” investments was $12,392,642, reflected on the statement of operations as income allocated from Man-AHL Diversified Trading Company L.P.

					Net Transfers In
	Beginning	Net			and/or Out of	Ending
	Balance	Appreciation	Purchases	Sales	Level 3	Balance

Investment in Man-AHL Diversified Trading Company L.P.	$59,555,095	$12,392,642	$21,697,081	$(4,283,869)	-	$89,360,949

Valuation of the above position is discussed in Note 2 of these financial statements.

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(c)	At March 31, 2008 (unaudited) and December 31, 2007
(d)	For the three months ended March 31, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008
	(unaudited)	December 31, 2007
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$3,426,380	$5,247,868
Net unrealized trading gains on open forward contracts	1,075,353	2,411,929
Due from broker	23,953,931	96,297,513
	28,455,664	103,957,310

Cash and cash equivalents	308,821,869	158,733,582

Interest receivable	146,901	148,527

TOTAL	$337,424,434	$262,839,419

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES — Redemptions payable	$7,076,068	$2,629,598

PARTNERS’ CAPITAL:
General Partner	-	-
Limited Partners (37,748 and 35,195 units outstanding
at March 31, 2008 and December 31, 2007, respectively)	330,348,366	260,209,821

Total partners’ capital	330,348,366	260,209,821

TOTAL	$337,424,434	$262,839,419

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$8,751.35	$7,393.28

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007

NET INVESTMENT INCOME:
Interest income	$2,052,217	$2,083,260

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON
TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	51,511,237	(7,330,257)
Net change in unrealized trading losses on
open contracts	(3,158,064)	(3,362,351)

NET GAIN (LOSS) ON TRADING ACTIVITIES	48,353,173	(10,692,608)

NET INCOME (LOSS)	$50,405,390	$(8,609,348)

NET INCOME (LOSS) FOR A UNIT OF
PARTNERSHIP INTEREST	$1,358.07	$(237.91)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2006	$203,710,443	$-	$203,710,443

Issuance of 2,755 units of limited
partnership interest	16,437,950	-	16,437,950
Redemption of 1,934 units of limited
partnership interest	(11,296,594)	-	(11,296,594)
Net loss	(8,609,348)	-	(8,609,348)

PARTNERS’ CAPITAL — March 31, 2007	$200,242,451	$-	$200,242,451

PARTNERS’ CAPITAL — December 31, 2007	$260,209,821	-	$260,209,821

Issuance of 5,248 units of limited partnership interest	42,327,581	-	42,327,581
Redemption of 2,695 units of limited
partnership interest	(22,594,426)	-	(22,594,426)
Net income	50,405,390	-	50,405,390

PARTNERS’ CAPITAL — March 31, 2008	$330,348,366	$-	$330,348,366

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,405,390	$(8,609,348)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net change in unrealized trading losses on open contracts	3,158,064	3,362,351
Changes in assets and liabilities:
Due from broker	72,343,582	2,620,472
Interest receivable	1,626	(18,934)

Net cash provided by (used in) operating activities	125,908,662	(2,645,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	42,327,581	16,437,950
Payments on redemptions	(18,147,956)	(11,815,274)

Net cash provided by financing activities	24,179,625	4,622,676

NET INCREASE IN CASH AND CASH EQUIVALENTS	150,088,287	1,977,217

CASH AND CASH EQUIVALENTS — Beginning of period	158,733,582	150,918,465

CASH AND CASH EQUIVALENTS — End of period	$308,821,869	$152,895,682

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007.  These financial statements present the results of interim periods. It is suggested that these financial statements be read in conjunction with the audited financial statements.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940, serves as the Partnership’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”).

The Partnership was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P., Man-AHL Diversified II L.P., and Man-AHL Diversified L.P., are limited partnerships whose general partner is the General Partner.

Man-AHL (USA) Ltd. (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading advisor, and is a member of the NFA, in addition to registration with the Financial Services Authority in the United Kingdom.

As of March 31, 2008, Man Group plc has an 18.6% interest in MF Global (“MFG”), the broker utilized by the Partnership.  MFG was formerly known as Man Financial, and was previously a wholly owned subsidiary of Man Group plc.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Due From Broker — Due from broker consists of balances due from MFG.  In general, MFG pays the Partnership interest monthly, based on agreed upon rates, on the Partnership’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA, an industry self regulatory agency.

Income Recognition — Realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or quoted fair value, are recognized currently in the statements of operations. All trading activities are accounted for on a trade-date basis. Interest income is recorded on an accrual basis.

Derivative Contracts — In the normal course of business, the Partnership enters into derivative contracts (derivatives) for trading purposes. Derivatives include futures and forward contracts. The Partnership records its derivative activities at fair value. Futures contracts which are traded on a national exchange are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred.  Forward contracts, which are not traded on a national exchange, are valued at fair value using current market quotations provided by brokers.

Foreign Currency Translation — Assets, liabilities, gains, and losses denominated in foreign currencies are translated at exchange rates at the date of valuation. The resulting net realized and unrealized foreign exchange gains and losses are recorded in net realized and unrealized gains (losses) on trading activities in the statements of operations.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the partners.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Partnership’s financial statements. Tax years 2005, 2006 and 2007 remain subject to examination by Federal and State jurisdictions, including those States where investors reside or States where the Partnership is subject to other filing requirements.

Net Income (Loss) Per Unit — Net income (loss) per unit of the Partnership’s interest is equal to the change in net asset value per unit from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	ADVISORY AGREEMENT AND PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Partnership.

The General Partner and limited partners share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Partnership during the three month period ended March 31, 2008 and 2007.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

The Partnership incurs no expenses. The limited partners are responsible for expenses incurred in connection with the Partnership’s activities. These expenses include, but are not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees.

Partner contributions occur as of the first day of any month at the opening net asset value.  Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Partnership’s investments that are illiquid only if the Partnership’s ability to withdraw capital from any investment is restricted. The Partnership will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the limited partnership agreement (the “Agreement”).

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the change in net unrealized trading gains (losses) on open contracts in the statements of operations.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with MF Global UK, Ltd., formerly known as Man Financial Ltd.  For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At March 31, 2008 and December 31, 2007 estimated credit risk with regard to forward contracts is $1,075,353 and $2,411,929, respectively.

The Partnership trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Partnership’s funds held by, and cleared through, MFG are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum margin requirements for all of the Partnership’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

5.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities was issued on March 19, 2008.  SFAS 161 expands the disclosures required by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership is currently evaluating the provisions of SFAS 161 and their impact on the Partnership’s financial statements.

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of  Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of March 31, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets at fair value:

	Fair Value Measurements

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Value as of	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$3,426,380	$3,426,380	$-	$-

Net unrealized trading gains on open forward contracts	1,075,353	-	1,075,353	-

Total	$4,501,733	$3,426,380	$1,075,353	$-

Valuation of above positions are discussed in Note 2 of these financial statements.

7.	SUBSEQUENT EVENT

Effective April 22, 2008 the Partnership began utilizing Royal Bank of Scotland to clear its forwards business.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, directed on behalf of the Partnership by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading.  Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership, and its past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp. the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, investing the substantial majority of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”).  Its remaining capital resources are used only as assets available to make further investments in the Trading Company and pay Partnership level expenses.  Accordingly, the amount of capital raised for the Partnership should not have a significant impact on its operations.

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with the JPMorgan Chase Bank, N.A. (the “Broker”) and are readily available to the Partnership.  The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company.  The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company).  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Form 10 filed January 28, 2008 and amended March 26, 2008.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Month Period Ended March 31, 2008:

31-Mar -08
Ending Equity               $89,361,244

Three months ended March 31, 2008:

Net assets increased $29,805,854 for the three months ended March 31, 2008.  This increase was attributable to subscriptions in the amount of $21,697,081, redemptions in the amount of $988,820 and a net gain from operations of $9,097,593.

Management Fees of $596,113, Incentive Fees of $2,268,024 and brokerage commissions of $396,600 were paid or accrued, and interest of $513,973 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2008.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2008 were $34,312.

Equity markets suffered heavy losses during the quarter as concerns over the health of the financial system intensified and the outlook for the US economy deteriorated.  January saw the largest declines with a number of European and Asian indices registering double-digit monthly losses. Conditions improved in February and March but equities continued to trend lower and markets remained highly volatile.  The sharp sell-off in equity markets came despite the Federal Reserve slashing its target funds rate from 4.25% to 2.25% and central banks throughout the world injecting additional funds into money markets to increase liquidity.  The Federal Reserve’s decision to cut rates aggressively put further downward pressure on the dollar. The US currency slumped to lifetime lows against the euro and Swiss franc and sank to a multi-year low against the Japanese yen.  The weakness of the US dollar sent commodity prices sharply higher. Oil rose to a series of lifetime highs, spending most of the second half of the quarter above US$100 per barrel, while gold, base metal and agricultural prices also climbed to record highs.

Trading within agricultural markets made gains across the majority of contracts, with corn trading providing the largest contribution. Soy-based products rose to record highs during February on speculation that increased Chinese demand would cut into US inventories, although March saw a retraction in prices, paring earlier gains from long positions. Prices in soybean oil declined as Chinese importers surprisingly cancelled an order and US farmers stated that a greater proportion of land would be allocated to soy products in the near-term.

Bond trading accrued profits as Japanese bonds and US Treasuries led the way. Disappointing US economic data saw investors switching out of riskier asset classes and into government paper; sending the 2-year US Treasury yield from 3.05% on December 31 to 1.34% by mid-March. Long positions in Japanese bonds also proved beneficial on increased speculation that the Bank of Japan would cut interest rates to boost economic growth. However, gains were slightly offset by short positions in Australian bonds as investors became concerned over the impact of the credit crunch on economic growth.

Currency trading contributed excellently during the period. The quarter saw the US dollar continue to weaken against most major currencies due to ongoing concerns regarding the credit crisis and the US housing market. As a result, long positions in various currencies, in particular the Swiss franc, against the US dollar proved highly beneficial. March witnessed the euro hitting a record high of US$1.5846, as the European Central Bank (ECB) showed no indication of cutting interest rates in the near future.

Energy delivered a solid profit for the quarter as a weakening US dollar and increased demand supported price rises. Long positions in crude oil were beneficial despite the commodity sliding below US$90 at the beginning of the period. However, concerns that OPEC may cut production levels and a disruption to oil production in Nigeria sent prices higher, closing at a record high of US$110.33 per barrel on March 13. Distillate products such as gas oil and heating oil followed the upward trend of crude, accruing strong profits via our long positions.

Precious metals trading made a solid profit as long positions in gold, silver and platinum made gains.  Gold rocketed upwards during the start of the period, eventually climbing above the US$1000 mark in mid-March. Elevated global inflation, a deteriorating US economy and a weak US dollar all supported the rise in gold, silver and platinum. In the base metals component, positive trading in copper offset losses from aluminum.

Trading in short-term interest rates posted a firm gain over the first quarter despite market volatility.  Long positions in Eurodollar and Euribor contracts posted the largest part of gains as investors bet on rate reductions in the US and Europe as turmoil swept through global markets. However, these earlier gains were reduced as hawkish rhetoric from the ECB indicated that interest rates for the eurozone would remain stable in the near-term.

Stock market trading posted a gain over the quarter, with short positions in the Nikkei, TOPIX and S&P 500 proving particularly fruitful. Serious concerns over the US economy prompted a large scale investor switch out of equities, with rapidly falling Asian markets reversing some of the gains accrued in 2007. Short exposure to European markets such as the Euro Stoxx, CAC40 and Dax also contributed to gains. However, some profits were reversed as the Federal Reserve intervened to calm markets with a 75bps federal funds rate cut, sending indices higher at the end of March.

Three Month Period Ended March 31, 2007:

31-Mar -07
Ending Equity               $34,357,473

Three months ended March 31, 2007:

Net assets increased $4,884,108 for the three months ended March 31, 2007.  This increase was attributable to subscriptions in the amount of $8,126,307, redemptions in the amount of $1,015,635 and a net loss from operations of $2,226,564.

Management Fees of $254,760, Incentive Fees of $120,255 and brokerage commissions of $305,470 were paid or accrued, and interest of $339,664 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2007.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2007 were $14,015.

At the start of the year, equity markets trended upward, particularly in the US, with the Dow Jones hitting a series of fresh highs as optimism grew over the Fed’s ability to engineer a soft landing.  Towards the end of February, a sharp fall in Chinese equities triggered a dramatic sell-off in world equity markets as concerns mounted over the unwinding of the yen carry trade and the health of the US economy.  World stocks suffered a tumultuous period in March as concerns over the US sub-prime mortgage sector weighed on investor sentiment and hopes faded of a near-term cut in US interest rates.  In currency markets, the US dollar fell to a two-year low against the euro in March as the US economic outlook deteriorated.  In January, the Bank of Japan unexpectedly left interest rates on hold at 0.25%, causing the yen to slide to a four-year low against the US dollar.  However, at the end of February and in early March, increased risk aversion prompted investors to unwind carry trades, resulting in the Japanese currency surging against high-yielding currencies.  The Japanese yen appreciated against the US dollar over the quarter.  Crude oil prices ended higher over the first quarter.  The West Texas Intermediate fell briefly below US$50 in January.  However, oil prices rebounded after President George W. Bush announced in his State of Union address that the US government would double the country’s Strategic Petroleum Reserves.  Oil prices rallied further to a six-month high in late March as concerns grew over the diplomatic stand-off between Britain and Iran.

Performance from the agriculturals sector was positive over the period.  The largest contribution came from long soybean positions in February, after prices reached US$7.91 a bushel, the highest since 2004 and up 7.5% over the month.  Long positions in corn, however, proved particularly disadvantageous after prices retreated in March as increased risk aversion prompted investors to reduce exposure.

The bond sector posted a loss in the first quarter, despite a solid performance witnessed in January.  Trading in UK Gilts made the greatest contribution to profits over the period, with gains in January as short positions benefited from the Bank of England’s shock interest rate hike.  However, losses were suffered from short positions in US Treasuries as concerns over a global slowdown mounted in February and investors sold stocks for the safe haven of government bonds.  Similarly, short positions in UK euro bund contracts were affected by this concern.

The currency sector struggled to make headway in the first quarter.  Long positions in the Australian dollar against the US dollar profited as risk appetite returned in March.  Traders bought into the high-yielding Australian currency as part of their carry trade positions.  However, losses incurred from the long positions in the British pound against the US dollar undermined overall returns.

The energy sector sustained a modest loss during the first quarter.  Natural gas was the largest detractor from performance while RBOB gasoline and crude oil contributed positive results.  At the start of the quarter, short positions in natural gas proved detrimental after a sharp increase in demand for heating and weather concerns spurred natural gas prices higher.

The metals complex posted a slight gain over the period. Long positions in nickel, gold and lead contributed gains, while zinc, aluminum and silver trades held back performance.  Nickel prices rose over the majority of the period, reaching a record high in mid March against a backdrop of both robust levels of demand and low inventories.  However, exposure to zinc detracted from performance, particularly in January, after prices fell on rising inventory levels and news that Dow Jones will reduce the metals weighting in its Commodity Index.

Trading within short-term interest rate markets detracted slightly from the overall performance of the Program.  The greatest contribution to profits came from well placed short sterling contracts in January as the Bank of England raised interest rates.  However, interest rate trading proved less successful in February and March after short positions in Eurodollar and Euribor contracts suffered.  In the US, after maintaining interest rates at 5.25%, Ben Bernanke, the chairman of the Federal Reserve, stated that there are some indications inflation pressures are beginning to diminish, while housing data caused concern among investors and sent Eurodollar prices up.

Trading within the stock sector incurred losses.  A sharp sell-off in equities at the end of February resulted in losses across most global equity indices, with positions in S&P 500, NASDAQ and Hang Seng adversely affected.  The main detractors over the quarter included long positions in Nikkei 225 and TOPIX indices, the former dropping -3.3% in a single day in March, as concerns over the unwinding of the yen carry trade prompted heavy selling in equities.  Long positions in the Australian SPI200 Index and South African All Index, however, gained solid profits.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to the Partnership's quantitative and qualitative disclosures about market risk as reported in the Partnership's Form 10 filed January 28, 2008 and amended March 26, 2008.

ITEM 4.                      Controls and Procedures

The General Partner, with the participation of the General Partner's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 4T.                    Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A.           Risk Factors

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On January 31, 2008, February 29, 2008 and March 31, 2008, the Partnership sold Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $6,646,725, $10,824,685 and $10,239,622, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of the Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2008:

Date of Redemption:	Amount Redeemed:
January 31, 2008	$387,595
February 29, 2008	$0
March 31, 2008	$601,225
TOTAL	$988,820

Item 3.                      Defaults upon Senior Securities.

None.

Item 4.                      Submissions of Matters to a Vote of Security Holders.

None

Item 5.                      Other Information.

None

Item 6.                      Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership's Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

4.1	Third Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

10.1	Form of Customer Agreement between E D & F Man International Inc. and Man-AHL Diversified Trading Company L.P.

10.2	Form of Trading Advisor Agreement between Man-AHL Diversified I L.P., Man Investments (USA) Corp. and Man-AHL (USA) Limited.

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2008.

Man-AHL Diversified I L.P. (Registrant)

By: Man Investments (USA) Corp. General Partner

By: /s/ Uwe Eberle

President and Principal Executive Officer

By: /s/ Alicia B. Derrah

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

E-1