Form 10-Q
period 2008-06-30
MAN AHL DIVERSIFIED I LP
filed 2008-08-14
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer []	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

Man-AHL Diversified I, L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2008 (unaudited) and December 31, 2007
(b)	For the three months ended June 30, 2008 and 2007 (unaudited) and for the six months ended June 30, 2008 and 2007 (unaudited)
(c)	For the six months ended June 30, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

CASH	$25,125,202	$4,225,671

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	120,904,873	59,555,095

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	2,663,041	889,224

OTHER ASSETS	295	771

TOTAL	$148,693,411	$64,670,761

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,814,631	$605,316
Subscriptions received in advance	25,125,202	4,225,671
Management fees payable	308,657	150,779
Incentive fees payable	434,529	-
Brokerage commissions payable	20,671	67,505
Accrued expenses	84,553	66,100

Total liabilities	27,788,243	5,115,371

PARTNERS’ CAPITAL:
General Partner (186 unit equivalents outstanding
at June 30, 2008 and December 31, 2007, respectively)	631,976	539,353
Limited Partners (35,469 and 20,393 units outstanding
at June 30, 2008 and December 31, 2007, respectively)	120,273,192	59,016,037

Total partners’ capital	120,905,168	59,555,390

TOTAL	$148,693,411	$64,670,761

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$3,390.91	$2,893.93

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET INVESTMENT INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$574,809	$411,658	$1,088,781	$751,321

PARTNERSHIP EXPENSES:
Brokerage commissions	228,214	348,497	624,814	653,967
Management fees	820,725	318,604	1,416,838	573,364
Incentive fees	943,253	621,690	3,211,277	741,945
Other expenses	90,382	17,211	124,695	31,225

Total expenses	2,082,574	1,306,002	5,377,624	2,000,501

Net investment loss	(1,507,765)	(894,344)	(4,288,843)	(1,249,180)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains
on closed contracts	5,447,631	5,753,083	18,726,225	4,302,136
Net change in unrealized trading gains
(losses) on open contracts	(166,855)	484,875	(1,566,779)	64,095

Net gains on trading activities allocated
from Man-AHL Diversified
Trading Company L.P.	5,280,776	6,237,958	17,159,446	4,366,231

NET INCOME	$3,773,011	$5,343,614	$12,870,603	$3,117,051

NET INCOME PER UNIT
OF PARTNERSHIP INTEREST	$109.50	$338.93	$496.98	$186.65

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2006	$28,997,055	$476,310	$29,473,365

Issuance of 5,656 units of limited partnership interest	14,338,661	-	14,338,661
Redemptions of 984 units of limited partnership interest	(2,490,159)	-	(2,490,159)
Net income	3,082,264	34,787	3,117,051

PARTNERS’ CAPITAL — June 30, 2007	$43,927,821	$511,097	$44,438,918

PARTNERS’ CAPITAL — December 31, 2007	$59,016,037	$539,353	$59,555,390

Issuance of 17,429 units of limited partnership interest	56,130,636	-	56,130,636
Redemption of 2,353 units of limited partnership interest	(7,651,461)	-	(7,651,461)
Net income	12,777,980	92,623	12,870,603

PARTNERS’ CAPITAL — June 30, 2008	$120,273,192	$631,976	$120,905,168

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$3,773,011	$5,343,614	$12,870,603	$3,117,051
Adjustments to reconcile net income
to net cash used in operating activities:
Purchases of investment in Man-AHL
Diversified Trading Company L.P.	(32,013,357)	(6,212,353)	(53,710,438)	(14,338,660)
Sales of investment in Man-AHL
Diversified Trading Company L.P.	4,767,986	2,737,057	8,835,070	4,143,136
Net change in appreciation of investment
in Man-AHL Diversified
Trading Company L.P.	(5,855,585)	(6,649,616)	(18,248,227)	(5,117,552)
Changes in assets and liabilities:
Other assets	-	(340)	476	(340)
Management fees payable	82,923	25,298	157,878	38,237
Incentive fees payable	329,298	380,760	434,529	380,760
Brokerage commissions payable	(106,886)	23,053	(46,834)	29,053
Accrued expenses	38,291	(16,734)	18,453	(20,817)

Net cash used in operating activities	(28,984,319)	(4,369,261)	(49,688,490)	(11,769,132)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	48,181,788	8,295,096	74,609,969	17,293,228
Payments on redemptions	(3,029,038)	(1,843,094)	(4,021,948)	(2,579,928)

Net cash provided by financing activities	45,152,750	6,452,002	70,588,021	14,713,300

NET INCREASE IN CASH	16,168,431	2,082,741	20,899,531	2,944,168

CASH — Beginning of period	8,956,771	2,574,059	4,225,671	1,712,632

CASH — End of period	$25,125,202	$4,656,800	$25,125,202	$4,656,800

SUPLEMENTAL DISCLOSURE OF
NON-CASH TRANSACTIONS:
Non-cash contributions of partners' capital	$1,560,375	$-	$2,420,198	$-

Non-cash redemptions of partners' capital	$(1,560,375)	$-	$(2,420,198)	$-

See accompanying notes and attached financial
statements of Man-AHL Diversified
Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2008 and the results of its operations for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007.  These financial statements present the results of interim periods. It is suggested that these financial statements be read in conjunction with the audited financial statements and registration statement on Form 10 filed with the Securities and Exchange Commission on January 28, 2008 and amended March 26, 2008.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

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

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At June 30, 2008 and 2007, the Partnership owned 13,121 and 6,622 units, respectively, of the Trading Company. The

Partnership’s ownership percentage of the Trading Company at June 30, 2008 and 2007, was 32.11% and 19.33%, respectively.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), formerly known as Man Financial Inc. (Man) to clear its futures business.  Effective April 14, 2008, the Trading Company also began utilizing Credit Suisse to clear its futures business.  Also, effective April 22, 2008, the Trading Company began utilizing Royal Bank of Scotland (“RBS”) to clear its forward business.

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

8.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of June 30, 2008, all of the Partnership’s investments are “Level 3”. Net appreciation from the Partnership’s “Level 3” investments was $18,248,227, reflected on the statement of operations as income allocated from Man-AHL Diversified Trading Company L.P.

9.	SUBSEQUENT EVENT

Effective July 1, 2008, the Partnership issued a new share class, Class B.  The total proceeds from the issuance was $10,679,012.

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2008 (unaudited) and December 31, 2007
(b)	For the three months ended June 30, 2008 and 2007 (unaudited) and for the six months endedJune 30, 2008 and 2007 (unaudited)
(c)	For the six months ended June 30, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008
	(unaudited)	December 31, 2007
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$4,942,327	$5,247,868
Net unrealized trading gains (losses) on open forward contracts	(740,181)	2,411,929
Due from broker	41,734,969	96,297,513
	45,937,115	103,957,310

Cash and cash equivalents	336,814,010	158,733,582

Interest receivable	84,512	148,527

TOTAL	$382,835,637	$262,839,419

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES — Redemptions payable	$6,357,068	$2,629,598

PARTNERS’ CAPITAL:
General Partner	-	-
Limited Partners (40,857 and 35,195 units outstanding
at June 30, 2008 and December 31, 2007, respectively)	376,478,569	260,209,821

Total partners’ capital	376,478,569	260,209,821

TOTAL	$382,835,637	$262,839,419

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$9,214.62	$7,393.28

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET INVESTMENT INCOME:
Interest income	$1,921,985	$2,215,267	$3,974,202	$4,298,527

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains on
closed contracts	17,480,365	30,827,936	68,991,602	23,497,680
Net change in unrealized trading
gains (losses) on open contracts	(299,587)	2,861,236	(3,457,651)	(501,115)

NET GAIN ON TRADING
ACTIVITIES	17,180,778	33,689,172	65,533,951	22,996,565

NET INCOME	$19,102,763	$35,904,439	$69,508,153	$27,295,092

NET INCOME FOR A UNIT OF
PARTNERSHIP INTEREST	$463.27	$1,004.40	$1,821.34	$766.49

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2006	$203,710,443	$-	$203,710,443

Issuance of 4,880 units of limited
partnership interest	29,365,860	-	29,365,860
Redemption of 4,889 units of limited
partnership interest	(30,445,660)	-	(30,445,660)
Net income	27,295,092	-	27,295,092

PARTNERS’ CAPITAL — June 30, 2007	$229,925,735	$-	$229,925,735

PARTNERS’ CAPITAL — December 31, 2007	$260,209,821	$-	$260,209,821

Issuance of 11,972 units of limited partnership interest	101,649,918	-	101,649,918
Redemption of 6,310 units of limited
partnership interest	(54,889,323)	-	(54,889,323)
Net income	69,508,153	-	69,508,153

PARTNERS’ CAPITAL — June 30, 2008	$376,478,569	$-	$376,478,569

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$19,102,763	$35,904,439	$69,508,153	$27,295,092
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Net change in unrealized trading
(gains) losses on open contracts	299,587	(2,861,236)	3,457,651	501,115
Changes in assets and liabilities:
Due from broker	(17,781,038)	(29,850,774)	54,562,544	(27,230,302)
Accounts receivable	-	(895,458)	-	(895,458)
Interest receivable	62,389	(83,379)	64,015	(102,313)

Net cash provided by (used in)
operating activities	1,683,701	2,213,592	127,592,363	(431,866)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	59,322,337	12,927,912	101,649,918	29,365,860
Payments on redemptions	(33,013,897)	(13,138,365)	(51,161,853)	(24,953,638)

Net cash provided by (used in)
financing activities	26,308,440	(210,453)	50,488,065	4,412,222

NET INCREASE IN CASH
AND CASH EQUIVALENTS	27,992,141	2,003,139	178,080,428	3,980,356

CASH AND CASH EQUIVALENTS
Beginning of period	308,821,869	152,895,682	158,733,582	150,918,465

CASH AND CASH EQUIVALENTS
End of period	$336,814,010	$154,898,821	$336,814,010	$154,898,821

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financials statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2008 and the results of its operations for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007.  These financial statements present the results of interim periods. It is suggested that these financial statements be read in conjunction with the audited financial statements.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940, serves as the Partnership’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”).

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

Due From Broker — Effective April 14, 2008, the Partnership began utilizing Credit Suisse to clear its futures business.  Also, effective April 22, 2008, the Partnership began utilizing Royal Bank of Scotland (“RBS”) to clear its forward business. Due from broker consists of balances due from MF Global, Inc. (“MFG”), formerly known as Man Financial Inc. (Man), Credit Suisse, and RBS. In general, the brokers pay the Partnership interest monthly, based on agreed upon rates, on the Partnership’s average daily balance.

MFG, Credit Suisse and RBS are registered with the CFTC as futures commission merchants and are members of the NFA.

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

Income Recognition — Realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or fair value, are recognized currently in the statements of operations. All trading activities are accounted for on a trade-date basis. Interest income is recorded on an accrual basis.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

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

The General Partner and limited partners share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Partnership during the six month periods ended June 30, 2008 and 2007.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS.  For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At June 30, 2008 and December 31, 2007 estimated credit risk with regard to forward contracts was $0 and $2,411,929, respectively.

The Partnership trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Partnership’s funds held by, and cleared through, MFG, Credit Suisse and RBS are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum margin requirements for all of the Partnership’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

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

7.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of June 30, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets and liabilities at fair value:

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

Periods Ended June 30, 2008:

	30-Jun-08	31-Mar -08
Ending Equity	$120,905,168	$89,361,244

Three months ended June 30, 2008:

Net assets increased $31,543,924 for the three months ended June 30, 2008.  This increase was attributable to subscriptions in the amount of $33,573,732, redemptions in the amount of $5,802,819 and a net gain from operations of $3,773,011.

Management Fees of $820,725, Incentive Fees of $943,253 and brokerage commissions of $228,214 were paid or accrued, and interest of $574,809 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended June 30, 2008.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2008 were $90,382.

Six months ended June 30, 2008:

Net assets increased $61,349,778 for the six months ended June 30, 2008.  This amount represents subscriptions in the amount of $56,130,636, redemptions in the amount of $7,651,461 and a net gain from operations of $12,870,603.

Management Fees of $1,416,838, Incentive Fees of $3,211,277 and brokerage commissions of $624,814 were paid or accrued, and interest of $1,088,781 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the six months ended June 30, 2008.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2008 were $124,695.

Three months ended June 30, 2008:

Trading in oil and gas markets proved particularly profitable over the period, where long positions in crude oil and natural gas drove gains. Crude oil surged to new highs during the period and natural gas prices rose sharply amid increased demand from the power sector.

Long crude oil positions registered strong gains as West Texas Intermediate (“WTI”) rose 11.7% in April. A record high of US $119.70 per barrel was reached on April 25, as a weakening US dollar, unexpected falls in US inventories and production difficulties drove prices higher. Long positions in products derived from crude oil, such as RBOB gasoline, heating oil and gas oil, also made gains as prices rose sharply.  WTI sustained its rise in May. A new closing high above US $132 per barrel was reached amid worries that demand would outstrip supply within the next few years and on the back of robust demand from China ahead of the Olympics. Meanwhile, OPEC continued to insist that there was no shortage of supply in the market and that elevated prices were a consequence of US dollar weakness and investor speculation. WTI hit fresh highs again in June as geopolitical tensions and concerns about disruptions to output in Nigeria intensified, overshadowing Saudi Arabia's pledge to provide more crude supplies.

Increasing inflationary pressures and changing interest rate expectations proved beneficial for bond and interest rate trading during the period as short positions in Eurobonds and Euribor contributed to performance. Prices fell in June on heightened speculation that the European Central Bank would lift interest rates after eurozone inflation continued to rise. Profits were slightly offset, however, by long positions in Asian equities and various equity indices as markets came under pressure on fears over stagflation and falling confidence in the financial and housing sectors.

The period highlighted the increasingly difficult task facing the world's central banks. The need to balance the risks to growth and the risks of accelerating inflation saw a continued divergence in monetary policy over the month.  In April, the Bank of England and Federal Reserve took action to protect growth, both lowering interest rates by 0.25%, while the European Central Bank focused on controlling inflation and left base rates unchanged at 4%.  Both the Bank of England and European Central Bank left interest rates unchanged over the months of May and June.

In currency markets, the US dollar regained some ground early in the period as investors speculated that the latest decrease in US interest rates may mark the end of the current loosening cycle.  The general improvement in sentiment witnessed during April gave strength to the US dollar, which rallied against the euro and Japanese yen towards the end of April, negatively affecting our currency positions.  May and June witnessed US dollar weakness and investor speculation.  In May, the Australian dollar hit a 24-year high against the US dollar on the back of surging commodity prices and disappointing US consumer confidence figures, which resulted in gains from long Australian dollar positions.

Equity markets began to recover in April from the heavy declines they registered in the first quarter with the S&P 500, FTSE 100 and Nikkei 225 ending up over 4%, 6% and 10%, respectively.  Global equity markets continued to trend higher in May as encouraging economic data releases in the US bolstered investor sentiment and dampened talks of a recession.  Global equities suffered a sharp sell-off in June, however, with the financial sector driving losses, after persistent speculation that further sub-prime related writedowns were imminent. The FTSE 100 and S&P 500 lost around 7% and 9%, respectively, while the MSCI Asia Pacific fell 8.8%. The slide in equities and gains in commodities increased gold's appeal, the precious metal rose 4.3% over the month June.

Three months ended March 31, 2008:

Equity markets suffered heavy losses during the quarter as concerns over the health of the financial system intensified and the outlook for the US economy deteriorated.  January saw the largest declines with a number of European and Asian indices registering double-digit monthly losses. Conditions improved in February and March but equities continued to trend lower and markets remained highly volatile.  The sharp sell-off in equity markets came despite the Federal Reserve slashing its target funds rate from 4.25% to 2.25% and central banks throughout the world injecting additional funds into money markets to increase liquidity.  The Federal Reserve’s decision to cut rates aggressively put further downward pressure on the dollar. The US currency slumped to lifetime lows against the euro and Swiss franc and sank to a multi-year low against the Japanese yen.  The weakness of the US dollar sent commodity prices sharply higher. Oil rose to a series of lifetime highs, spending most of the second half of the quarter above US $100 per barrel, while gold, base metal and agricultural prices also climbed to record highs.

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

Bond trading accrued profits as Japanese bonds and US Treasuries led the way. Disappointing US economic data saw investors switching out of riskier asset classes and into government paper; sending the 2-year US Treasury yield from 3.05% on December 31, 2007 to 1.34% by mid-March. Long positions in Japanese bonds also proved beneficial on increased speculation that the Bank of Japan would cut interest rates to boost economic growth. However, gains were slightly offset by short positions in Australian bonds as investors became concerned over the impact of the credit crunch on economic growth.

Currency trading contributed excellently during the period. The quarter saw the US dollar continue to weaken against most major currencies due to ongoing concerns regarding the credit crisis and the US housing market. As a result, long positions in various currencies, in particular the Swiss franc, against the US dollar proved highly beneficial. March witnessed the euro hitting a record high of US $1.5846, as the European Central Bank (“ECB”) showed no indication of cutting interest rates in the near future.

Energy delivered a solid profit for the quarter as a weakening US dollar and increased demand supported price rises. Long positions in crude oil were beneficial despite the commodity sliding below US $90 at the beginning of the period. However, concerns that OPEC may cut production levels and a disruption to oil production in Nigeria sent prices higher, closing at a record high of US $110.33 per barrel on March 13. Distillate products such as gas oil and heating oil followed the upward trend of crude, accruing strong profits via our long positions.

Precious metals trading made a solid profit as long positions in gold, silver and platinum made gains.  Gold rocketed upwards during the start of the period, eventually climbing above the US $1000 mark in mid-March. Elevated global inflation, a deteriorating US economy and a weak US dollar all supported the rise in gold, silver and platinum. In the base metals component, positive trading in copper offset losses from aluminum.

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

Periods Ended June 30, 2007:

	30-Jun -07	31-Mar -07
Ending Equity	$44,438,918	$34,357,473

Three months ended June 30, 2007:

Net assets increased $10,081,445 for the three months ended June 30, 2007.  This increase was attributable to subscriptions in the amount of $6,212,355, redemptions in the amount of $1,474,524 and a net gain from operations of $5,343,614.

Management Fees of $318,604, Incentive Fees of $621,690 and brokerage commissions of $348,497 were paid or accrued, and interest of $411,658 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended June 30, 2008.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2008 were $17,211.

Six months ended June 30, 2007:

Net assets increased $14,965,553 for the six months ended June 30, 2007.  This amount represents subscriptions in the amount of $14,338,661, redemptions in the amount of $2,490,159 and a net gain from operations of $3,117,051.

Management Fees of $573,364, Incentive Fees of $741,945 and brokerage commissions of $653,967 were paid or accrued, and interest of $751,321 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the six months ended June 30, 2007.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2007 were $31,225.

Three months ended June 30, 2007:

Significant profits from trading in bond, interest rates, stocks and currencies markets drove gains over the period, while positions in metal, energy and agricultural sectors posted losses.

Currency trading proved to be the major force behind April's profits, as currency markets saw the British pound rise above the US $2 mark for the first time in fifteen years after a sharp rise In UK Inflation.  The euro also broke records, reaching its highest ever level against the US dollar on mounting concerns over the US economy and data indicated that German business confidence remained elevated in April. The European single currency also hit another all-time high against the Japanese yen. Support weakened for the Asian currency as the Bank of Japan slashed its inflation forecast to almost zero and kept interest rates unchanged at 0.5%.  Currency trading also made strong gains in June.  Profits were led by short positions in the Japanese yen against the US dollar as the yen fuelled carry trade continued to reap rewards.  The Bank of Japan kept interest rates at 0.5%, and despite assurances that increases will still be made, contrary to the current deflationary period, analysts do not see a tightening of yields between Japan and the US in the short-term.  The Australian dollar appreciated against the US dollar as unexpectedly good employment data caused investors to price in a further interest rate rise from the current level of 6.25%. Unemployment fell from 4.4% in April to May's 4.2% figure, increasing expectations of interest rate rises and demand for the nation's high-yielding assets.  In June, the Japanese yen fell to multi-year lows against the US dollar, British pound and other high-yielding currencies.

Bond trading produced a significant return during the period, driven by short positions in US treasuries and Euro bonds.  Renewed optimism for the US economy drove US treasuries lower in May after strong manufacturing and payroll data prompted speculation that interest rates would be left on hold for the rest of the year.  Euro bonds also fell in May as German consumer confidence rose boosted by positive corporate sentiment.  Further positive contributions came from trades in UK Gilts and Euro BOBL.

Government bond markets endured a turbulent beginning to June as yields rose sharply.  The 10-year US Treasury yield surged above 5.2% as a raft of strong economic data dashed hopes of an early interest rate cut in the US. In Europe, the European Central Bank raised rates to a six-year high of 4%, while expectations mounted that rates would continue to rise in the UK.  Gains in June were attributable to short positions in US treasuries and Australian bonds.

Within interest rate markets, positions in Euribor, Eurodollar and short Sterling accounted for the majority of profits during the period.  Short Euribor posted the greatest gains as prices slid in May as strong eurozone data on manufacturing, employment, business and investor confidence and M3 money supply prompted the European Central Bank to pave the way for future interest rate increases, Short Eurodollar posted strong gains as markets reassessed their outlook for US rates. A combination of robust data from the housing market and inflationary pressures remaining above the Fed's preferred range caused investors to scale back their expectations of an interest rate cut. Short Sterling positions proved well placed as the Bank of England raised rates to 5.5% and few were willing to rule out future near term increases.

Central bank activity during the period saw the Bank of England raise interest rates by 0.25% to 5.5%, their highest level since 2001. While in Europe and the US, upbeat data releases led to speculation that the

European Central Bank would raise rates and that the US Federal Reserve would hold rates steady for the duration of the year.

Solid gains were accrued from the stock index sector as equity markets rose strongly over the first half of April.  Long positions in major European bourses such as the DAX 30, Euro Stoxx and CAG 40 proved profitable as M&A activity drove indices upwards. On the downside, Japanese indices slightly offset gains through long positions in the Topix and Nikkei 225. Concerns over the US economy affected both as Japanese exporters with a strong US client base suffered heavily, in particular, the technology and automobiles sectors.  After China's economy expanded at a faster-than-expected rate in the first quarter of 2007, the period saw expectations that the government may raise interest rates to prevent overheating.  This caused China's stocks to fall before recovering to end up in April. Global equity markets generally rose in April and May.  In April, the S&P 500 hit a new six-year high and the Dow Jones broke through 13000 for the first time.  The S&P 500 and the Dow Jones reached new highs again in May. The Chinese Shanghai composite index broke through the 4000 barrier for the first time in its history in May before falling back due to stamp duty increases.

Three months ended March 31, 2007:

At the start of the year, equity markets trended upward, particularly in the US, with the Dow Jones hitting a series of fresh highs as optimism grew over the Fed’s ability to engineer a soft landing.  Towards the end of February, a sharp fall in Chinese equities triggered a dramatic sell-off in world equity markets as concerns mounted over the unwinding of the yen carry trade and the health of the US economy.  World stocks suffered a tumultuous period in March as concerns over the US sub-prime mortgage sector weighed on investor sentiment and hopes faded of a near-term cut in US interest rates.  In currency markets, the US dollar fell to a two-year low against the euro in March as the US economic outlook deteriorated.  In January, the Bank of Japan unexpectedly left interest rates on hold at 0.25%, causing the yen to slide to a four-year low against the US dollar.  However, at the end of February and in early March, increased risk aversion prompted investors to unwind carry trades, resulting in the Japanese currency surging against high-yielding currencies.  The Japanese yen appreciated against the US dollar over the quarter.  Crude oil prices ended higher over the first quarter.  The West Texas Intermediate fell briefly below US $50 in January.  However, oil prices rebounded after President George W. Bush announced in his State of Union address that the US government would double the country’s Strategic Petroleum Reserves.  Oil prices rallied further to a six-month high in late March as concerns grew over the diplomatic stand-off between Britain and Iran.

Performance from the agriculturals sector was positive over the period.  The largest contribution came from long soybean positions in February, after prices reached US $7.91 a bushel, the highest since 2004 and up 7.5% over the month.  Long positions in corn, however, proved particularly disadvantageous after prices retreated in March as increased risk aversion prompted investors to reduce exposure.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                      Controls and Procedures

The General Partner, with the participation of the General Partner's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed.

During the quarter ended June 30, 2008, a material weakness related to the design of the controls surrounding price verification for investments was detected.  As a result, our accounting conclusions related to the fair value of investments could have been materially affected.  Management has begun remediation efforts to address this material weakness.

As a result of the material weakness described above, the General Partner, with the participation of the principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures in place as of June 30, 2008 were ineffective.

Other than as described above, there were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 4T.                      Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On April 30, 2008, May 31, 2008 and June 30, 2008, the Partnership sold Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $6,589,805, $15,183,930 and $25,839,672, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2008:

Date of Redemption:	Amount Redeemed:
April 30, 2008	$2,159,322
May 31, 2008	$268,491
June 30, 2008	$1,814,631
TOTAL	$4,242,444

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

Man-AHL Diversified I L.P. (Registrant)

By: Man Investments (USA) Corp. General Partner

By: /s/ Uwe Eberle

President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Rhowena Blank

Vice President and Head of Accounting and Operations
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number                      Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

E-1