Form 10-Q
period 2008-09-30
MAN AHL DIVERSIFIED I LP
filed 2008-11-13
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

Man-AHL Diversified I L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2008 (unaudited) and December 31, 2007
(b)	For the three months ended September 30, 2008 and 2007 (unaudited) and for the nine months ended September 30, 2008 and 2007 (unaudited)
(c)	For the nine months ended September 30, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CASH AND CASH EQUIVALENTS	$10,849,260	$4,225,671

INVESTMENT IN MAN-AHL DIVERSIFIED TRADING COMPANY L.P.	162,662,751	59,555,095

DUE FROM MAN-AI-IL DIVERSIFIED TRADING COMPANY L.P.	776,765	889,224

OTHER ASSETS	295	771

TOTAL	$174,289,071	$64,670,761

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$90,315	$605,316
Subscriptions received in advance	10,849,260	4,225,671
Management fees payable	408,415	150,779
Incentive fees payable	-	-
Servicing fees payable	204,208	-
Brokerage commissions payable	17,743	67,505
Accrued expenses	56,084	66,100

Total liabilities	$11,626,025	$5,115,371

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding at September 30, 2008 and December 31, 2007, respectively)	566,575	539,353
Limited Partners - Class A (47,607 and 20,393 units outstanding at September 30, 2008 and December 31, 2007, respectively)	144,725,137	59,016,037
Limited Partners - Class B (5,714 units outstanding at September 30, 2008)	17,371,334	-

Total partners’ capital	162,663,046	59,555,390

TOTAL	$174,289,071	$64,670,761

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A	$3,039.99	$2,893.93

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B	$3,040.03	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

NET INVESTMENT INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$800,286	$503,011	$1,889,067	$1,254,332

PARTNERSHIP EXPENSES:
Brokerage commissions	246,259	349,809	871,073	1,003,776
Management fees	1,127,974	373,575	2,544,812	946,939
Incentive fees	-	50,017	3,211,277	791,963
Servicing Fees	393,316	-	393,316	-
Other expenses	102,079	26,372	226,774	57,597

Total expenses	1,869,628	799,773	7,247,252	2,800,275

Net investment loss	(1,069,342)	(296,762)	(5,358,185)	(1,545,943)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	(17,023,338)	(560,725)	1,702,887	3,741,411
Net change in unrealized trading gains
on open contracts	2,221,737	1,057,557	654,958	1,121,652

Net gains (losses) on trading activities
from Man-AHL Diversified
Trading Company L.P.	(14,801,601)	496,832	2,357,845	4,863,063

NET INCOME (LOSS)	$(15,870,943)	$200,070	$(3,000,340)	$3,317,120

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$(350.92)	$2.57	$146.06	$189.22

NET LOSS PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$(350.88)	$-	$(350.88)	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	CLASS A				CLASS B		TOTAL

	Limited Partners		General Partner		Limited Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL— December 31, 2006	$28,997,055	11,346	$476,310	186	$-	-	$29,473,365	11,532

Subscriptions	22,783,159	8,827	-	-	-	-	22,783,159	8,827

Redemptions	(3,560,563)	(1,410)	-	-	-	-	(3,560,563)	(1,410)

Net income	3,281,855	-	35,265	-	-	-	3,317,120	-

PARTNERS’ CAPITAL— September 30, 2007	$51,501,506	18,763	$511,575	186	$-	-	$52,013,081	18,949

PARTNERS’ CAPITAL — December 31, 2007	$59,016,037	20,393	$539,353	186	$-	-	$59,555,390	20,579

Subscriptions	96,803,500	30,116	-	-	18,699,654	5,724	115,503,154	35,840

Redemptions	(9,365,158)	(2,902)	-	-	(30,000)	(10)	(9,395,158)	(2,912)

Net income (loss)	(1,729,242)	-	27,222	-	(1,298,320)	-	(3,000,340)	-

PARTNERS’ CAPITAL — September 30, 2008	$144,725,137	47,607	$566,575	186	$17,371,334	5,714	$162,663,046	53,507

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,870,943)	$200,070	$(3,000,340)	$3,317,120
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchases of investment in Man-AHL Diversified Trading Company L.P.	(59,135,553)	(8.444,840)	(112,845,991)	(22,783,161)
Sales of investment in Man-AHL Diversified Trading Company L.P.	5,262,636	1,440,232	14,097,706	5,583,029
Net change in appreciation (depreciation) of investment in Man-AHL
Diversified Trading Company L.P.	14,001,315	(999,843)	(4,246,912)	(6,117,395)
Changes in assets and liabilities:
Other assets	-	340	476	-
Management fees payable	99,758	20,058	257,636	58,295
Incentive fees payable	(434,529)	(330,743)	-	50,017
Servicing fees payable	204,208	-	204,208	-
Brokerage commissions payable	(2,928)	(31,938)	(49,762)	(2,885)
Accrued expenses	(28,469)	27,764	(10,016)	6,947

Net cash used in operating activities	(55,904,505)	(8,118,900)	(105,592,995)	(19,888,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	44,859,610	4,968,300	119,469,579	22,261,527
Payments on redemptions	(3,231,047)	(310,750)	(7,252,997)	(2,890,676)

Net cash provided by financing activities	41,628,563	4,657,550	112,216,582	19,370,851

NET INCREASE (DECREASE) IN CASH	(14,275,942)	(3,461,350)	6,623,587	(517,182)

CASH AND CASH EQUIVALENTS
Beginning of Period	25,125,202	4,656,800	4,225,671	1,712,632

CASH AND CASH EQUIVALENTS
End of Period	$10,849,260	$1,195,450	$10,849,258	$1,195,450

SUPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash contributions of partners’ capital	$236,966	$-	$2,657,162	$-

Non-cash redemptions of partners’ capital	$(236,966)	$-	$(2,657,162)	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

Notes  Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2008 and the results of its operations for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report and registration statement on Form 10 filed with the Securities and Exchange Commission on January 28, 2008 and amended March 26, 2008.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. The Partnership is a “feeder” fund in a “master-feeder” structure whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man-AHL (USA) Corp., a Delaware corporation, was the general partner and trading advisor of the Partnership and the Trading Company until April 1, 2005, when it transferred its trading advisory business to its affiliate, Man-AHL (USA) Ltd. (the “Advisor”), a United Kingdom company, and its commodity pool operations to its affiliate, Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

Effective July 1, 2008, the Partnership issued a new share class, Class B.  Class B was created solely for retirement plan investors. The fee structure is identical to Class A.

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

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At September 30, 2008 and 2007, the Partnership owned 17,371 and 7,621 Class A units, respectively, of the Trading Company.  The Partnership also owned 2,077 Class B units at September 30, 2008. The Partnership’s aggregate ownership percentage of the Trading Company (both Class A and B units) at September 30, 2008 and 2007, was 39.83% and 21.97%, respectively.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Brokerage Commissions Expense — Brokerage commission expense on futures and forward contracts traded in the Trading Company is recognized on a half-turn basis in the period in which the contracts are opened or closed.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the individual partners.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A or Class B partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

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

The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end net asset value, as defined in the Agreement.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership.

The General Partner earns a monthly General Partner fee in an amount equal to 0.0833% (1% annually) of the Partnership’s month-end net asset value, as defined in the Agreement. The General Partner fee is included in management fees in the statements of operations.

The Partnership pays a monthly servicing fee to the placement agent in an amount equal to 0.1250% (1.5% annually) of the Partnership’s month-end net asset value, as defined in the supplement to the Agreement, dated July 15, 2008.  MII serves as the placement agent for the Partnership.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), formerly known as Man Financial Inc. (Man) and Credit Suisse to clear its futures business.  The Trading Company utilizes Royal Bank of Scotland (“RBS”) to clear its forward business.

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

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of September 30, 2008, all of the Partnership’s investments are “Level 3”. Net appreciation from the Partnership’s “Level 3” investments was $4,246,912, reflected in the statement of operations as income allocated from Man-AHL Diversified Trading Company L.P.

The following is a reconciliation of the investments in which significant unobservable inputs (Level 3) were used in determining fair value.

	Beginning Balance 31-Dec-07	Net Realized Gains From Investment In Trading Company	Net Unrealized Gains From Investment In Trading Company	Purchases	Sales	Net Transfers In and/or Out of Level 3	Ending Balance 30-Sep-08

Investment in Man-AHL Diversified Trading Company L.P.	$59,555,095	$3,591,954	$654,958	$112,845,991	$(13,985,247)	-	$162,662,751

	Beginning Balance 30-Jun-08	Net Realized Losses From Investment In Trading Company	Net Unrealized Gains From Investment In Trading Company	Purchases	Sales	Net Transfers In and/or Out of Level 3	Ending Balance 30-Sep-08

Investment in Man-AHL Diversified Trading Company L.P.	$120,904,873	$(16,233,052)	$2,221,737	$59,135,553	$(3,376,360)	-	$162,662,751

Valuation of the above position are discussed in Note 2 of these financial statements.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2008 (unaudited) and December 31, 2007
(b)	For the three months ended September 30, 2008 and 2007 (unaudited) and for the nine months ended September 30, 2008 and 2007 (unaudited)
(c)	For the nine months ended September 30, 2008 and 2007 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008 (unaudited)	December 31. 2007
ASSETS

Equity in commodity futures and forwards trading accounts:
Net unrealized trading gains on open futures contracts	$8,740,852	$5,247,868
Net unrealized trading gains on open forward contracts	389,088	2,411,929
Due from brokers	19,955,577	96,297,513
	29,085,517	103,957,310

Cash and cash equivalents	388,192,080	158,733,582

Interest receivable	117,742	148,527

TOTAL	$417,395,339	$262,839,419

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES — Redemptions payable	$8,986,258	$2,629,598

PARTNERS’ CAPITAL:
General Partner	-	-
Limited Partners (48,830 and 35,195 units outstanding at
September 30, 2008 and December 31, 2007, respectively)	408,409,081	260,209,821

Total partners’ capital	408,409,081	260,209,821

TOTAL	$417,395,339	$262,839,419

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$8,363.95	$7,393.28

See notes to financial statements.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

NET INVESTMENT INCOME:
Interest income	$2,153,038	$2,339,752	$6,127,240	$6,638,279

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	(46,407,097)	(2,433,764)	22,584,505	21,063,917
Net change in unrealized trading gains on open contracts	4,927,794	4,138,274	1,470,143	3,637,158

NET GAIN (LOSS) ON TRADING ACTIVITIES	(41,479,303)	1,704,510	24,054,648	24,701,075

NET INCOME (LOSS)	$(39,326,265)	$4,044,262	$30,181,888	$31,339,354

NET INCOME (LOSS) FOR A UNIT OF PARTNERSHIP INTEREST	$(850.67)	$114.95	$970.67	$881.46

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Limited Partners	General Partner	Total

PARTNERS’ CAPITAL — December 31, 2006	$203,710,443	$-	$203,710,443

Issuance of 7,385 units of limited partnership interest	45,831,607	-	45,831,607
Redemption of 6,972 units of limited partnership interest	(44,138,671)	-	(44,138,671)
Net income	31,339,354	-	31,339,354

PARTNERS’ CAPITAL — September 30, 2007	$236,742,733	$-	$236,742,733

PARTNERS’ CAPITAL — December 31, 2007	$260,209,821	$-	$260,209,821

Issuance of 22,386 units of limited partnership interest	193,375,224	-	193,375,224
Redemption of 8,751 units of limited partnership interest	(75,357,852)	-	(75,357,852)
Net income	30,181,888	-	30,181,888

PARTNERS’ CAPITAL — September 30, 2008	$408,409,081	$-	$408,409,081

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(39,326,265)	$4,044,262	$30,181,888	$31,339,354
Adjustments to reconcile net income net cash provided by (used in) operating activities:
Net change in unrealized trading gains on open contracts	(4,927,794)	(4,138,274)	(1,470,143)	(3,637,158)
Changes in assets and liabilities:
Due from brokers	21,779,392	2,926,779	76,341,936	(24,303,524)
Accounts receivable	-	895,458	-	-
Interest receivable	(33,230)	(10,981)	30,785	(113,294)

Net cash provided by (used in) operating activities	(22,507,897)	3,717,244	105,084,466	3,285,378

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	91,725,306	16,465,747	193,375,224	45,831,607
Payments on redemptions	(17,839,339)	(18,175,401)	(69,001,192)	(43,129,039)

Net cash provided by (used in) financing activities	73,885,967	(1,709,654)	124,374,032	2,702,568

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,378,070	2,007,590	229,458,498	5,987,946

CASH AND CASH EQUIVALENTS
Beginning of period	336,814,010	154,898,821	158,733,582	150,918,465

CASH AND CASH EQUIVALENTS
End of period	$388,192,080	$156,906,411	$388,192,080	$156,906,411

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2008 and the results of its operations for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10 filed with the Securities and Exchange Commission for the year ended December 31, 2007.  The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

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

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), formerly known as Man Financial Inc. (Man), Credit Suisse, and Royal Bank of Scotland (“RBS”). In general, the brokers pay the Partnership interest monthly, based on agreed upon rates, on the Partnership’s average daily balance.

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

The General Partner and limited partners share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Partnership during the nine month periods ended September 30, 2008 and 2007.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS.  For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At September 30, 2008 and December 31, 2007 estimated credit risk with regard to forward contracts was $389,088 and $2,411,929, respectively.

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

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of September 30, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets and liabilities at fair value:

		Fair Value Measurements

Description	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Input (Level 3)

Net unrealized trading gains on open futures contracts	$8,740,852	$8,740,852	$-	$-

Net unrealized trading gains on open forward contracts	389,088	-	389,088	-

Total	$9,129,940	$8,740,852	$389,088	$-

Valuation of above positions are discussed in Note 2 of these financial statements.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Partnership by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading.  Past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, investing the substantial majority of its assets in the Trading Company.  Its remaining capital resources are used only as assets available to make further investments in the Trading Company and pay Partnership level expenses.  Accordingly, the amount of capital raised for the Partnership should not have a significant impact on its operations.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10 filed January 28, 2008 and amended March 26, 2008.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2008:

	30-Sep-08	30-Jun-08	31-Mar -08
Ending Equity	$162,663,046	$120,905,168	$89,361,244

Three months ended September 30, 2008:

Net assets increased $41,757,878 for the three months ended September 30, 2008.  This increase was attributable to subscriptions in the amount of $59,372,518 redemptions in the amount of $1,743,697 and a net loss from operations of $15,870,943.

Management Fees of $1,127,974, brokerage commissions of $246,259 and servicing fees of $393,316 were paid or accrued, and interest of $800,286 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2008.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2008 were $102,081.

Nine months ended September 30, 2008:

Net assets increased $103,107,656 for the nine months ended September 30, 2008.  This amount represents subscriptions in the amount of $115,503,154, redemptions in the amount of $9,395,158 and a net loss from operations of $3,000,340.

Management Fees of $2,544,812, Incentive Fees of $3,211,277, brokerage commissions of $871,073 and servicing fees of $393,316 were paid or accrued, and interest of $1,889,067 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the nine months ended September 30, 2008.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2008 were $226,774.

Three months ended September 30, 2008:

The reversal of several major trends and volatile market conditions contributed to losses in this period.  Commodities suffered declines as the prospect of weaker global economic growth raised concerns over future demand.

Energy trading produced losses early in the period, as long positions across a number of markets suffered from a correction in prices.  Losses in energy trading were caused by long positions in crude oil as prices fell 11.4% and continued to decline in August.  Long positions in natural gas caused losses in July, but short positions in natural gas led to improved performance in August.  Short positions in crude oil and oil related products reaped strong rewards in September as prices fell after Hurricane Ike shifted its course away from the Gulf of Mexico.

Trading in agriculturals resulted in losses in both July and August as positions in corn, cocoa, wheat, coffee and soybeans incurred losses. In September, positions cotton, wheat and corn proved particularly profitable.

Losses were accrued by short UK Gilt trades in July and pessimism over the outlook for the global economy boosted returns from the bond sector in August, particularly for long positions in Japanese bonds, Australian bonds and UK Gilts.  In September, long positions in bonds suffered after prices fluctuated and investors’ appetite for risk ebbed and flowed over the month.

Currency trading posted some gains early in the period through long Mexican peso and Brazilian real positions against the US dollar, but these were offset by losses from long positions in the euro versus the US Dollar and British pound and Australian dollar versus the US Dollar.  The US Dollar rallied during July and August amid positive corporate earnings and supportive comments from US officials.  Short positions in various major currencies against the US dollar detracted from returns in September.  The US currency weakened mid-September on concerns over the longer-term consequences of the US Treasury’s proposed financial bailout package.

Equity markets were volatile over the period. After registering mixed performance in July, equity markets advanced in August after positive earnings announcements and then severely declined in September as the financial sector came under pressure.  Short positions in various stock indices were profitable in September as the FTSE 100, Nikkei and Hang Seng plunged over 13%.

Three months ended June 30, 2008:

Trading in oil and gas markets proved particularly profitable over the period, where long positions in crude oil and natural gas drove gains. Crude oil surged to new highs during the period and natural gas prices rose sharply amid increased demand from the power sector.

Long crude oil positions registered strong gains as West Texas Intermediate (“WTI”) rose 11.7% in April. A record high of US $119.70 per barrel was reached on April 25, as a weakening US dollar, unexpected falls in US inventories and production difficulties drove prices higher. Long positions in products derived from crude oil, such as RBOB gasoline, heating oil and gas oil, also made gains as prices rose sharply.  WTI sustained its rise in May. A new closing high above US $132 per barrel was reached amid worries that demand would outstrip supply within the next few years and on the back of robust demand from China ahead of the Olympics. Meanwhile, OPEC continued to insist that there was no shortage of supply in the market and that elevated prices were a consequence of US dollar weakness and investor speculation. WTI hit fresh highs again in June as geopolitical tensions and concerns about disruptions to output in Nigeria intensified, overshadowing Saudi Arabia’s pledge to provide more crude supplies.

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

The period highlighted the increasingly difficult task facing the world’s central banks. The need to balance the risks to growth and the risks of accelerating inflation saw a continued divergence in monetary policy over the month.  In April, the Bank of England and Federal Reserve took action to protect growth, both lowering interest rates by 0.25%, while the European Central Bank focused on controlling inflation and left base rates unchanged at 4%.  Both the Bank of England and European Central Bank left interest rates unchanged over the months of May and June.

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

Equity markets began to recover in April from the heavy declines they registered in the first quarter with the S&P 500, FTSE 100 and Nikkei 225 ending up over 4%, 6% and 10%, respectively.  Global equity markets continued to trend higher in May as encouraging economic data releases in the US bolstered investor sentiment and dampened talks of a recession.  Global equities suffered a sharp sell-off in June, however, with the financial sector driving losses, after persistent speculation that further sub-prime related writedowns were imminent. The FTSE 100 and S&P 500 lost around 7% and 9%, respectively, while the MSCI Asia Pacific fell 8.8%. The slide in equities and gains in commodities increased gold’s appeal, the precious metal rose 4.3% over the month June.

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

Periods Ended September 30, 2007:

	30-Sep-07	30-Jun-07	31-Mar -07
Ending Equity	$52,013,081	$44,438,918	$34,357,473

Three months ended September 30, 2007:

Net assets increased $7,574,163 for the three months ended September 30, 2007.  This increase was attributable to subscriptions in the amount of $8,444,498, redemptions in the amount of $1,070,405 and a net gain from operations of $200,070.

Management Fees of $373,575, Incentive Fees of $50,017 and brokerage commissions of $349,809 were paid or accrued, and interest of $503,011 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2007.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2007 were $26,372.

Nine months ended September 30, 2007:

Net assets increased $22,539,716 for the nine months ended September 30, 2007.  This amount represents subscriptions in the amount of $22,783,159, redemptions in the amount of $3,560,563 and a net gain from operations of $3,317,120.

Management Fees of $946,939, Incentive Fees of $791,963 and brokerage commissions of $1,003,776 were paid or accrued, and interest of $1,254,332 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the nine months ended September 30, 2007.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2007 were $57,597.

Three months ended September 30, 2007:

Equities fell sharply in July as concerns intensified over the sub-prime mortgage sector and credit markets more generally.  The FSTE 100 suffered its largest weekly decline in over four years, while the S&P 500, Nikkei 225 and Dax also suffered heavy losses.  The MSCI World finished lower for a second successive month in July, prompting speculation that the five-year equity rally may be drawing to a close. Equity markets declined sharply in August due to an unprecedented lack of liquidity in individual stocks as investor sold off liquid assets to meet financial obligations elsewhere.

A number of central banks, including the Federal Reserve, the ECB and Bank of Japan, intervened in August to provide liquidity in money markets and limit damage to the economy.  That eventually led to a very significant rebound for markets in the US and most major markets.  Equity markets continued to rise over the month of September.

The US Dollar and the Japanese yen closed higher against many major currencies in August after gaining sharply as carry trades unwound in mid-August before losing ground.  Currency trading was profitable in September, particularly trades in the euro and Canadian dollar against the US dollar.  Positions in various currencies against the US dollar were particularly successful in September due to the dollar’s continued depreciation, weighed by greater growth risks and prospects of further interest rate cuts.

Trading in energy markets contributed positively to returns in the beginning of the period but did not offset early losses incurred from the bond, stock, currency, interest rate and agricultural markets.  Performance in July was driven by long crude oil and short natural gas positions.  Crude oil prices moved up, benefiting long positions over the majority of July, spurred by supply concerns amid reduced shipment from Angola, unrest in Nigeria’s oil industry and refinery faults in the US.  Long positions in crude oil suffered in August and scaled back to limit exposure.  In September, commodity trading was profitable, particularly in crude oil, gold and wheat products as strong trending behavior materialized.  Crude oil reached a record high in September on the back of dwindling supplies, the threat of a potential tropical storm in the Gulf of Mexico and renewed violence in Nigeria.

Three months ended June 30, 2007:

Significant profits from trading in bond, interest rates, stocks and currencies markets drove gains over the period, while positions in metal, energy and agricultural sectors posted losses.

Currency trading proved to be the major force behind April’s profits, as currency markets saw the British pound rise above the US $2 mark for the first time in fifteen years after a sharp rise In UK Inflation.  The euro also broke records, reaching its highest ever level against the US dollar on mounting concerns over the US economy and data indicated that German business confidence remained elevated in April. The European single currency also hit another all-time high against the Japanese yen. Support weakened for the Asian currency as the Bank of Japan slashed its inflation forecast to almost zero and kept interest rates unchanged at 0.5%.  Currency trading also made strong gains in June.  Profits were led by short positions in the Japanese yen against the US dollar as the yen fuelled carry trade continued to reap rewards.  The Bank of Japan kept interest rates at 0.5%, and despite assurances that increases will still be made, contrary to the current deflationary period, analysts do not see a tightening of yields between Japan and the US in the short-term.  The Australian dollar appreciated against the US dollar as unexpectedly good employment data caused investors to price in a further interest rate rise from the current level of 6.25%. Unemployment fell from 4.4% in April to May’s 4.2% figure, increasing expectations of interest rate rises and demand for the nation’s high-yielding assets.  In June, the Japanese yen fell to multi-year lows against the US dollar, British pound and other high-yielding currencies.

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

Within interest rate markets, positions in Euribor, Eurodollar and short Sterling accounted for the majority of profits during the period.  Short Euribor posted the greatest gains as prices slid in May as strong eurozone data on manufacturing, employment, business and investor confidence and M3 money supply prompted the European Central Bank to pave the way for future interest rate increases.  Short Eurodollar posted strong gains as markets reassessed their outlook for US rates. A combination of robust data from the housing market and inflationary pressures remaining above the Fed’s preferred range caused investors to scale back their expectations of an interest rate cut. Short Sterling positions proved well placed as the Bank of England raised rates to 5.5% and few were willing to rule out future near term increases.

Central bank activity during the period saw the Bank of England raise interest rates by 0.25% to 5.5%, their highest level since 2001. While in Europe and the US, upbeat data releases led to speculation that the European Central Bank would raise rates and that the US Federal Reserve would hold rates steady for the duration of the year.

Solid gains were accrued from the stock index sector as equity markets rose strongly over the first half of April.  Long positions in major European bourses such as the DAX 30, Euro Stoxx and CAG 40 proved profitable as M&A activity drove indices upwards. On the downside, Japanese indices slightly offset gains through long positions in the Topix and Nikkei 225. Concerns over the US economy affected both as Japanese exporters with a strong US client base suffered heavily, in particular, the technology and automobiles sectors.  After China’s economy expanded at a faster-than-expected rate in the first quarter of 2007, the period saw expectations that the government may raise interest rates to prevent overheating.  This caused China’s stocks to fall before recovering to end up in April. Global equity markets generally rose in April and May.  In April, the S&P 500 hit a new six-year high and the Dow Jones broke through 13000 for the first time.  The S&P 500 and the Dow Jones reached new highs again in May. The Chinese Shanghai composite index broke through the 4000 barrier for the first time in its history in May before falling back due to stamp duty increases.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                      Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed.

During the quarter ended June 30, 2008, a material weakness related to the design of the controls surrounding price verification for investments was detected.  As a result, our accounting conclusions related to the fair value of investments could have been materially affected.  Management has begun remediation efforts to address this material weakness.

As a result of the material weakness described above, the General Partner, with the participation of the principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures in place as of September 30, 2008 were ineffective.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On July 31, 2008, August 31, 2008 and September 30, 2008, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $14,879,872, $10,395,368 and $8,923,900, respectively.  On July 31, 2008, August 31, 2008 and September 30, 2008, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $5,580,840, $2,439,802 and $2,019,860, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2008:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:
July 31, 2008	$842,172	--
August 31, 2008	$544,243	$30,000
September 30, 2008	$90,315	--
TOTAL	$1,476,730	$30,000

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

Man-AHL Diversified I L.P.
Registrant
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