Form 10-K
period 2008-12-31
MAN AHL DIVERSIFIED I LP
filed 2009-03-31
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53043

Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (312) 881-6800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Class A and Class B Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]   No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2008 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.  Business

(a)	General development of business

Man-AHL Diversified I L.P. (the “Partnership”) is a Delaware limited partnership organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced trading operations on April 3, 1998.  The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002.  On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, which registration statement was subsequently amended.  The registration statement became effective on or about March 28, 2008.  The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”):  Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts.  The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000.

The Partnership’s business is speculative trading of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical commodities and other investments on U.S. and non-U.S. exchanges, directly and indirectly, through an investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”), pursuant to the trading and investment methodology of Man-AHL (USA) Limited (the “Trading Advisor”). Man Investments (USA) Corp., a Delaware corporation (the “General Partner”) is the general partner of the Partnership and the Trading Company, and the Trading Advisor is an affiliate of the General Partner.  The Trading Company’s assets, which consist mainly of cash and United States government securities, are held in bank and brokerage accounts each in the name of the Trading Company.

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed the Trading Advisor to serve as the trading advisor to the Partnership commencing as of April 1, 2005.  Following the appointments of the General Partner as a general partner and the Trading Advisor as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. The General Partner controls and manages the business of the Partnership. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership.

(b)	Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements incorporated into Item 8 hereof and attached as Exhibit 13.1 hereto.

(c)	Narrative description of business

The Partnership engages in speculative trading of futures and forward contracts and related instruments, pursuant to the trading strategies employed by the Trading Advisor, indirectly through an investment in the Trading Company.  The General Partner manages the Partnership and Limited Partners have no right to participate in the management or control of the Partnership.  The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 123 North Wacker Drive, 28th Floor, Chicago, Illinois 60606; telephone (312) 881-6800.

The investment objective of the Trading Advisor’s futures trading program (referred to herein as the “AHL Diversified Program”) is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments (sometimes hereinafter referred to as ‘futures’)

on domestic and international exchanges and markets (including the interbank and over-the-counter markets).  The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculturals.  The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s assets are not used to “purchase” any futures positions, but rather as good faith deposits to secure the Partnership’s obligations under the positions which it holds. Approximately 20% to 40% of the Trading Company’s assets are generally committed as margin for futures positions.

The trading process is the product of continuing research and development performed by the Trading Advisor (inclusive of its affiliates) since 1987. Although the underlying investment methodology is proprietary and the precise details confidential, the guiding principles have remained unchanged through the years: diversification, discipline, efficiency, rigorous risk management and ongoing research.

The AHL Diversified Program employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world. A stable and robust trading and implementation infrastructure is then employed to capitalize on these trading opportunities. The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships. Trading takes place around-the-clock and real-time price information is used to respond to price moves across a diverse range of global markets. The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. These markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various systems. The systems are driven by computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts. In aggregate, the systems run more than 3,000 price samples each day spread across the 100 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data.

Another aspect of diversification is the fact that the various systems generate signals across different time frames, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. The Trading Advisor also has a process for adjusting market risk exposure in real time to reflect changes in the volatility of individual markets.

All the systems applied by the Trading Advisor are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments, disciplined real-time risk control and management information systems. As risk control is integral to each part of the investment process, risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits. The major risk monitoring measures and focus areas are value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies. As the success of the AHL Diversified Program is largely dependent on its systems, the Trading Advisor is committed to investing in leading computer technology. Additionally, the integrity of the AHL Diversified Program’s defined investment style is ensured by adherence to a rigorous control process.

The Trading Advisor (inclusive of affiliates) also maintains a disaster recovery site where a back-up trading system runs permanently and in parallel with the main system. The trade execution team operates alongside the investment management team in London. It operates 24 hours a day on a rotational eight-hour shift structure. Market volume and liquidity are examined to ensure opening and closing positions can be executed with minimal slippage. Brokerage selection and trade execution are continually monitored to ensure optimum efficiency and the best quality market access.

The AHL Diversified Program is supported by a dedicated team of investment specialists that continually seek to extend the range and versatility of the original investment techniques. As such, The Trading Advisor may increase the number and diversity of markets, strategies and instruments traded directly or indirectly by the AHL Diversified Program.

The AHL Diversified Program uses margin and considerable leverage to reach model allocations.

The AHL Diversified Program’s trading signals are always generated systematically; thus the Trading Advisor does not engage in discretionary trading during drawdowns or at other times.

The Trading Advisor will be paid a monthly management fee, payable in arrears, in an amount equal to 1/6th of 1% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 2% annually). The General Partner will be paid a monthly general partner administrative fee in an amount equal to 1/12th of 1% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually).  The Trading Advisor may pay a portion of its management fee to the General Partner.

The Partnership will pay the Trading Advisor an incentive fee equal to 20% of the Net New Appreciation, if any, achieved by the Partnership as of the end of such calendar month.  Net New Appreciation achieved during a calendar month means the excess, if any, of (a) the Net Asset Value of the Partnership as of the end of a calendar month (without reduction for any incentive fees accrued or paid to the Trading Advisor for the calendar month or for any redemptions or distributions effected during or as of the end of such calendar month and without increase for any additional capital contributions effected during or as of the end of such calendar month) over (b) the Net Asset Value of the Partnership as of the end of the most recent prior calendar month for which an incentive fee was accrued or paid to the Trading Advisor, with clause (b) reduced by the amount of the incentive fee accrued or paid for such prior calendar month and also reduced by any redemptions or distributions, and increased by any contributions, effected as of or subsequent to the end of such prior calendar month through the first day of the calendar month referred to in clause (a), above.

The Partnership’s organizational and initial offering fees and expenses were approximately $50,000 (including its pro-rata share of the Trading Company’s organizational fees and expenses) and have been paid by the Partnership. Such organizational fees and expenses (excluding promotional and offering fees and expenses) have been completely amortized.  The Partnership will be obligated to pay all expenses incurred by the Partnership in the ordinary course of its business. The Partnership also will be required to pay its extraordinary expenses, if any.

Most of the Trading Company’s assets will be held in cash or United States government securities in accounts in the name of the Trading Company at the brokers or a bank, which currently is JP Morgan Chase Bank, N.A. (Chicago, Illinois), and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the brokers.  Approximately 20% to 40% of the Trading Company’s assets will be committed as margin for futures positions.  MF Global Inc. and Credit Suisse, Sydney Branch, serve as the Trading Company’s futures brokers, and Royal Bank of Scotland serves as the Trading Company’s foreign exchange prime broker (collectively, the “Futures Brokers”).  The Partnership will be charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees.  In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership will pay clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.  The brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets held at the brokers in the form of cash.

The Trading Company engages in trading on non-U.S. exchanges and markets. In connection with trading on non-U.S. exchanges and markets, the brokers may either maintain Trading Company assets in accordance with the requirements of the Commodity Futures Trading Commission (“CFTC”) Rule 30.7 or may redeposit Trading Company assets with non-U.S. banks and brokers which may not be subject to regulatory schemes comparable to those applicable to the Futures Brokers.

Man Investments Inc., an affiliate of the General Partner and Trading Advisor is the lead placement agent for the Partnership (the “Placement Agent”), and, as such, will receive from the Partnership, a service fee equal to

1/12 of 1.5% of the Partnership’s month-end Net Asset Value  whether or not the Partnership is profitable (the “Service Fee”) as of the end of each month (approximately a 1.5% annual rate) in connection with various services provided to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors.  The Placement Agent may pass all or a portion of the Service Fee on to certain other selling and services agents.  In addition, Units purchased through such selling and services agents may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of the Units.

The Partnership may accept an unlimited amount in aggregate subscriptions for Units pursuant to its continuous offering of Units. The Partnership is only offering Units for sale to qualified investors as of the first business day of each month subject to the General Partner’s sole and absolute discretion.  A Limited Partner may redeem all or some of its Units as of the last business day of each calendar month.  However, each Limited Partner holding Class A Units and each Limited Partner holding Class B Units, must maintain a minimum investment of $25,000 and $10,000, respectively, in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.  The General Partner must receive ten days’ prior written notice (including by facsimile) of a request for redemption.  One hundred percent (100%) of the redemption payment will be paid within 30 business days of the redemption date.  The right to redeem Units is contingent upon the Partnership having assets sufficient in the view of the General Partner to discharge its liabilities on the relevant redemption date.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers or futures commission merchants, such as MF Global Inc., to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor as a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership or Trading Advisor would be unable to implement the AHL Diversified Program on behalf of the Partnership. Should the General Partner’s or Trading Advisor’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

Item 1A.  Risk Factors.

Not applicable.

  Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership does not own or use any physical properties in the conduct of its business.  The General Partner and various service providers perform services for the Partnership from their offices.

Item 3.  Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving either the General Partner or Trading Advisor.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a)  Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon 10 days’ written notice to the General Partner at their Net Asset Value as of the last business day of each calendar month; provided, however, that each Limited Partner holding must maintain a minimum investment of $25,000 and $10,000, respectively of Class A and Class B, in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.

                (b)  Holders.

As of December 31, 2008, there were 1,165 holders of  Class A Units and 344 holders of Class B Units.

                (c)  Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

                (d)  Securities Authorized for Issuance Under Equity Compensation Plans.

None.

                 (e)  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine.  On October 31, 2008, November 30, 2008 and December 31, 2008, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $6,425,718, $5,803,300 and $6,649,750, respectively.  On October 31, 2008, November 30, 2008 and December 31, 2008, the Partnership sold Class B Units to existing and new Limited Partners in the amount of $3,063,206, $1,682,900 and $2,275,900, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

                 (f)  Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed during the three months ended December 31, 2008:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:
October 31, 2008	$2,189,784	$0
November 30, 2008	$1,124,660	$100,000
December 31, 2008	$4,286,385	$230,356
TOTAL	$7,600,829	$330,356

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources and Liquidity

Units may be offered for sale as of the first business day, and may be redeemed as of the last business day, of each month.

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, investing the substantial majority of its assets in the Trading Company.  Its remaining capital resources are used only as assets available to make further investments in the Trading Company and pay Partnership expenses.  Accordingly, the amount of capital raised for the Partnership should not have a significant impact on its operations.

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

During its operations through December 31, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

Critical Accounting Principles

The Partnership records its transactions in futures and forward contracts, including related income and expenses, on a trade-date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which the Partnership’s Net Asset Value is being determined.  Open forward contracts and other derivatives traded on the interbank market are valued at fair value at their settlement price on the day with respect to which the Partnership’s Net Asset Value is being determined.  If the General Partner determines the fair value of an investment cannot be accurately determined pursuant to the foregoing methods, such investment shall be assigned such fair value as the General Partner may determine in its sole discretion.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations engaged in by the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable; however, actual results could differ from the estimates.  The estimates do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those to be used would likely result in materially different amounts from those reported. The Partnership’s significant accounting policies are described in detail in Note 2 to the Financial Statements.

Off-Balance Sheet Arrangements

Neither the Partnership nor the Trading Company engages in off-balance sheet arrangements with other entities.

Contractual Obligations

Man-AHL Diversified I L.P. does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents.  All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery.  The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.01 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2008 fiscal year-end.

Results of Operations

Due to the nature of the Partnership’s trading, the Partnership’s income or loss from operations may vary widely from period to period.  Management cannot predict whether the Partnership’s future Net Asset Value per Unit will increase or experience a decline.  The Partnership was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998.

Performance Summary

The Partnership is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, indirectly through its investment in the Trading Company.  The AHL Diversified Program is a futures and forward price trend-following, trading system. The AHL Diversified Program is entirely quantitative in nature and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program, like most trend-following systems, is designed in the anticipation that most of its trades will be unprofitable; the objective of overall profitability depending on the system identifying certain major trends which occur and recognizing significant profits from participating in such trends.

The past performance of the AHL Diversified  Program is not necessarily indicative of its future results. This is the case with all speculative trading strategies. Moreover, the markets in which the AHL Diversified Program is active have seen major changes in recent years, including the influx of entirely different classes of market participants. These changed circumstances may mean that the markets in which the Trading Advisor has previously traded on behalf of the Trading Company are not necessarily representative of those in which it trades on behalf of the Trading Company currently.

As a speculative futures fund, the Partnership (inclusive of the Trading Company) effectively maintains all of its capital in reserve. The Trading Company does not “buy” or “sell” futures or forward contracts in the traditional sense; rather, through taking positions in these markets, the Trading Company, and thus the Partnership indirectly, acquires loss/profit exposure and uses its capital to cover losses and provide margin (which constitutes a good faith deposit towards the Trading Company’s (but not the Partnership’s) obligation to pay such losses) to support its open positions. Each of the Partnership and the Trading Company maintains most of its capital in cash and cash equivalents.

Futures trading programs are proprietary and confidential. As is the case with any speculative futures fund, it is impossible to predict how the Partnership will perform. It is not possible, as it is in the case of an operating business, to predict performance trends, analyze future market conditions or evaluate the likely success or failure of the Partnership.

There are certain general market conditions in which the Partnership is more likely to be profitable than in others. For example, in trendless or stagnant markets, the AHL Diversified Program is unlikely to be profitable. On the other hand, trending markets with substantial price change momentum can be favorable to the AHL Diversified Trading Program.  However, because of the continually changing population of market participants as well as supply and demand characteristics, it cannot be predicted how the AHL Diversified Program, and thus the Partnership, will perform in any given market conditions.

2008

	31-Dec -08	31-Dec -07
Ending Equity	$219,241,760	$59,555,390

Net assets increased $159,686,370 for the year ended December 31, 2008. This increase was attributable to subscriptions in the amount of $144,564,208, redemptions in the amount of $18,468,512 and net income from operations of $33,590,674.

The Partnership accrued or paid total expenses of $14,948,608, including $948,403 in brokerage commissions, $1,184,322 in servicing fees, $4,126,825 in General Partner administrative and Trading Advisor management fees, $8,391,295 in Trading Advisor incentive fees, and $297,763 in other expenses.  The Partnership was allocated $2,492,000 in interest income from the Trading Company.  The net asset value of a Class A Unit increased by $771.28 to $3,665.21.  Class B Units were not issued prior to 2008 and ended the year with a net asset value of $3,665.22.

The AHL Diversified Program implemented by the Trading Advisor on behalf of the Trading Company, in which the Partnership invests substantially all of its assets, generated a profit for the year ending December 31, 2008.  Trading in energy and currency sectors posted the greatest gains, although all sectors that were traded contributed to the overall profits for the year.

Positions in crude oil generated the largest gains of any individual market traded.  The Trading Company held long positions over the first half of the year, capitalizing on the spike in oil prices that saw WTI crude hit all time highs close to $150 per barrel.  Concerns over whether long term supply could keep up with growing world demand, a weakening US dollar and  some headline grabbing predications from some major oil investors where the primary drivers of the spike.  The trend then reversed, with prices falling faster than they had risen.  The Trading Company generally held short positions over the second half of the year, again capitalizing on the price movement as crude plummeted on global demand fears (prompted by concerns that the world economy was entering a credit crunch driven recession), finishing the year around $40 per barrel.  Crude oil contracts accounted for half of the profits made within the energy sector, the rest coming from oil distillates and natural gas.

Profits from currency trading were more evenly distributed with no single contract standing out; however, there were general themes to the profits made.  The main theme over the first half of the year was a general weakening of the US dollar, which the AHL Diversified Program was able to capitalize on through short US dollar positions against the euro in particular.  Moving into the second half of the year, risk aversion and the search for safe haven assets led to a rapid appreciation in the US dollar and Japanese yen which the AHL Diversified Program capitalized on through long positions in both currencies (US dollar in particular) against other major currencies.  As the UK financial sector suffered record losses and the country fell into an official recession, the demise of the British pound provided opportunities during the fourth quarter, with short positions against the euro and US dollar making solid gains.

Central banks reacted quickly and dramatically to rising recession risks, slashing interest rates to record lows and giving signals suggesting that there were more rate cuts to follow.  Short-term interest rate contracts rallied throughout the second half of the year to the benefit of long positions in Eurodollar, Short Sterling and Euribor contracts.  Similarly, long bond trades, particularly in US Treasuries, posted strong gains as base interest rates were slashed and investors flocked to the safety of government backed securities.

Within the stock sector, short equity positions profited from the declines in equity markets, particularly in September and October as equities approached their recent lows.

Agricultural trading added further to gains, especially from its performance over the first quarter as long positions in corn, soy oil and wheat benefited from a run up in prices over concerns over crop yields and extra demand from biofuels.

Metal trading posted a flat return for the year as profits from platinum and silver were offset by losses in gold.

2007

Net assets increased $30,082,025 for the year ended December 31, 2007. This increase was attributable to subscriptions in the amount of $29,283,185, redemptions in the amount of $5,410,041 and net income from operations of $6,208,881.

The Partnership accrued or paid total expenses of $4,353,457, including $1,360,742 in brokerage commissions, $1,383,412 in General Partner administrative and Trading Advisor management fees, $1,521,277 in Trading Advisor incentive fees, and $88,026 in other expenses.  The Partnership was allocated $1,765,730 in interest income from the Trading Company and the net asset value of a Unit increased by $338.26 to $2,893.93.

The AHL Diversified Trading Program implemented by the Trading Advisor on behalf of the Trading Company, in which the Partnership invests substantially all of its assets, generated a profit for the year ending December 31, 2007.

Trading in metals, bonds, energies currencies and short term interest rates posted significant returns while trading in agriculturals also added to gains. However, profits were slightly reduced by negative trades in the stock indices.

Trading in metals proved profitable as gold appreciated on a weakening of the US dollar and worries about the US economy which benefited our long positions. A flight from risk after the assassination of the Pakistani opposition leader Benazir Bhutto towards the end of the period further boosted prices. Nickel also experienced new highs as low inventories on the London Metal Exchange fueled price appreciation and led to gains from our long positions.

Bond trading posted gains as short US Treasuries and Euro Bunds proved well placed. Long positions in Japanese bonds posted gains after yields on Japanese bonds fell as investors scaled back their expectations of future rate hikes by the Bank of Japan. Towards the end of the period, long positions in US Treasuries and Japanese bonds proved fruitful as traders took risk off their desks with the credit crisis claiming more scalps in the equity market.

In the energies sector, long crude oil positions helped the Trading Company achieve strong gains after the commodity hit a new record due to weather supply disruptions, falling inventories and rising geopolitical tensions in the Middle East.

Trading in currencies proved beneficial as the Euro maintained its strong performance against the US and Japanese currencies which benefited our long positions. Positions in various currencies against the dollar benefited the Trading Company particularly well due to the dollar’s continued depreciation, weighed by greater growth risks and prospects of further interest rate cuts.

Trading in short term interest rates posted profits as positions in Euribor and Eurodollar benefited from changes in global interest rate expectations.

Within agricultural markets, long positions in soybeans proved profitable as prices reached US $7.91 a bushel, the highest since 2004 and gaining 7.5% over the month of December. Long wheat positions benefited from record high prices after rising demand from food-importing countries put further pressure on increasingly limited global supplies.

Stock sector trading was unprofitable due to losses from long position in Japanese equities as concerns over a global downturn impacted markets and heightened concerns of the sub prime credit crisis. In November, world stocks suffered their worst performance since December 2002, with the MSCI World Stocks Index (price return) finishing 4.4% down. This harmed long positions in global equities, where the NASDAQ 100 was impacted the most.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are listed following this report as Exhibit 13.1 and are incorporated by reference into this Item 8.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed.

During the year ended December 31, 2008, a material weakness related to the design of the controls surrounding price verification for investments was detected.  As a result, our accounting conclusions related to the fair value of investments could have been materially affected.

As a result of the material weakness described above, the General Partner, with the participation of the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures in place as of December 31, 2008 were ineffective.  Management has begun remediation efforts to address this material weakness.

Other than as described above, there were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  Other than as described above, there were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the financial reporting of the Partnership.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America. The General Partner’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Partnership in accordance with the accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner’s internal control over financial reporting with respect to the Partnership was ineffective due to the material weakness described above.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

                   (a)  Identification of Directors and Executive Officers

(i) As a limited partnership, the Partnership itself has no directors or executive officers.  The Partnership’s affairs are managed by the General Partner.  Man Investments (USA) Corp., a Delaware corporation, is the general partner of the Partnership. The General Partner became registered as a commodity trading advisor and a commodity pool operator under the Commodity Exchange Act (the “CE Act”) on February 28, 2002 under the name Man Investment Products (USA) Corp., and is a member of the NFA as of that date. In addition, effective as of January 19, 2006, the General Partner became registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “IA Act”).

Andrew Stewart is the principal who is ultimately responsible for making the investment decisions on behalf of the Partnership, including decisions regarding the selection of the trading advisors that will be granted trading discretion with regard to the Partnership. Man Investments (USA) Corp. is a wholly-owned subsidiary of Man Investments Holdings Inc., a Delaware holding corporation, which is owned by Man Investments USA Holdings Inc., a Delaware holding corporation, which is indirectly owned by Man Group plc, a United Kingdom company publicly traded on the London Stock Exchange (“Man Group”).

The principals and senior officers of the General Partner as of December 31, 2008 are as follows:

Andrew Stewart, born April 15, 1974, is the President, Chief Executive Officer and Chief Operating Officer of the General Partner. In addition to his affiliation with the General Partner, Mr. Stewart is also the President of the Placement Agent.  Mr. Stewart joined the General Partner in 2008, and is responsible for overall operational processes and policies. Mr. Stewart works closely with the U.S. management team, as well as the intermediary sales team and the institutional relationship management team, based in Chicago and New York respectively, to develop strategic business planning.  Mr. Stewart is registered as an associated person of the General Partner and is listed as a principal of the General Partner as of November 4, 2008.  Prior to joining the General Partner in 2008, Mr. Stewart held several positions at FRM Americas, LLC which most recently included his positions of Director — Product Development and Strategy and was a member of FRM Americas’ Board of Directors, Global Marketing Board and various other management committees.  At various times from June 2005 to January 2007, Mr. Stewart also served as FRM Americas’ Head of Business Development, General Counsel, Chief Compliance Officer and was a member of FRM America’s Board of Directors. Additionally, between 2003 and 2005 he held various management positions, including Senior Vice President, Senior Counsel and Head of Transaction Business Legal Group, at FRM’s London office. Before joining FRM, Mr. Stewart was an Associate in the investments funds practice group at Akin Gump Strauss Hauer & Feld LLP from September 1999 to August 2003.

Mr. Stewart received a B.A. from the University of California, Santa Barbara and a J.D. from Indiana University.

Rhowena Blank, born July 16, 1968, is the Vice President and Accounting Officer of the General Partner. In addition to her affiliation with the General Partner, Ms. Blank has been the Vice President and Head of Operations of Glenwood Capital Investments, L.L.C. (“GCI”) since 2005.  She is also the Principal Financial Officer of three registered investment companies managed by GCI and the Placement Agent.  Ms. Blank joined Man-Glenwood Inc., an affiliate of the Placement Agent, in September 2004 and is now responsible for the Placement Agent’s and GCI’s operational oversight including fund accounting, tax and audit. Ms. Blank is listed as a principal of the General Partner as of November 25, 2008.

Prior to joining Man-Glenwood Inc., Ms. Blank was a sole proprietor of Strategic Synergies, a consulting firm providing services to financial services industry, which existed from March 2004 to January 2005.  Prior to that, she spent five years as an officer of Calamos Asset Management with responsibility for all operational oversight including fund accounting, fund administration, trade processing, performance and financial reporting from October 1999 to February 2004.  Ms. Blank spent June 1998 to October 1999 as the director of operations for CBIS Financial Services Inc., an investment management firm.  She served as a temporary employee of Robert Half International, a placement agent for financial contract workers, from April 1998 to June 1998.  Ms. Blank worked in the Financial Services division of Ernst & Young, LLC focusing on the financial statement and operational audits of investment advisers, broker/dealers, mutual funds and hedge funds from November 1994 to April 1998.

Ms. Blank received B.S. degrees in Accounting and Business Education from the University of Illinois and is a Certified Public Accountant (CPA).

Alicia Derrah, born March 17, 1958, is the Head of Finance of the General Partner and Placement Agent.   In addition to her affiliation with the General Partner, Ms. Derrah has been the Chief Financial Officer of Glenwood Capital Investments, L.L.C. (‘GCI’) since 1993.  She is also the Principal Financial Officer of the Placement Agent.  Ms. Derrah joined the General Partner in October 2005 and joined GCI in September 1992.  Ms. Derrah is registered as an associated person of the General Partner and is listed as a principal of the General Partner as of November 16 and November 17, 2005, respectively.  From December 1987 to August 1992, Ms. Derrah was employed by Arthur Andersen LLP as a senior auditor in the Financial Services division of the firm.  Ms. Derrah’s clients included GCI, bank holding companies and capital markets institutions.

Prior to joining Arthur Anderson, Ms. Derrah was employed by The Sanwa Bank, Ltd., in its Chicago branch office, as an analyst in the corporate finance area from April 1981 to December 1987.  In that capacity, Ms. Derrah worked primarily with local Fortune 500 companies and was responsible for both corporate credit analysis and continued business development.

Ms. Derrah is a CPA and received a B.A. from Mundelein College.

Man Investments Holdings Inc., a Delaware corporation, is also a principal of the General Partner, but does not participate in making trading or operational decisions for the Partnership.  Man Investments Holdings Inc. is an indirect, wholly-owned subsidiary of Man Group.

(ii) Identification of Certain Significant Employees

None.

Section 1.1        (iii) Family Relationships

None.

Section 1.2        (iv) Business Experience

See Item 10 (a, b) above.

(v) Involvement in Certain Legal Proceedings

None.

                   (b)  Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

                   (c)  Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 123 N. Wacker Drive, 28th Floor, Chicago, Illinois 60606 or by calling: (312) 881-6800 (ask for the Chief Legal Officer).

                   (d)  Audit Committee

Because the Partnership has no employees or directors, the Partnership has no audit committee.  The Partnership is managed by the General Partner.  Rhowena Blank serves as the General Partner’s “audit committee financial expert.”  Ms. Blank is not independent of the management of the General Partner.  The General Partner is not required to have, and does not have, independent directors.

Item 11.  Executive Compensation.

The Partnership itself has no officers, directors or employees. None of the principals, officers or employees of the General Partner receive compensation from the Partnership. The General Partner invests all or substantially all of the Partnership’s assets in the Trading Company. The Trading Advisor makes all trading decisions for the Trading Company. The General Partner receives a monthly general partner administrative fee from the Partnership of 1/12 of 1% month-end Net Asset Value of the Partnership (approximately a 1% annual rate). The Partnership pays the Trading Advisor, an affiliate of the General Partner, a monthly management fee of 1/6 of 1% of the Partnership’s month-end Net Asset Value (approximately a 2% annual rate) and 20% of any Net New Appreciation, described above under Item 1, achieved by the Partnership as of the end of each calendar month. The Trading Advisor may pay a portion of its management fees to the General Partner.

The officers of the General Partner and Trading Advisor are compensated by the General Partner and Trading Advisor in their respective positions. These officers receive no other compensation from the Partnership. The Partnership has no compensation plans or arrangements relating to a change in control of either the Partnership, the General Partner or the Trading Advisor.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                   (a)  Securities authorized for issuance under equity compensation plans

None.

                   (b)  Security Ownership of Certain Beneficial Owners

The General Partner knows of no persons who own beneficially more than 5% of the Partnership’s Units.  All of the Partnership’s general partner interest is held by the General Partner.

                  (c)  Security Ownership of  Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.  As of December 31, 2008, the General Partner’s interest in the Partnership was valued at $683,098 which constituted 3.11% of total partners’ capital.

As of December 31, 2008, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

                   (d)  Changes in Control

There are no arrangements known to the Partnership or General Partner the operation of which would result in a change in control of the Partnership; provided, however, that pursuant to the Partnership’s Limited Partnership Agreement, the General Partner may admit additional or substitute general partners and may withdraw as general partner of the Partnership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See “Item 10.   Directors, Executive Officers and Corporate Governance —  Identification of Directors and Executive Officers and —(i)   Audit Committee Financial Expert,” “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $5,311,147 for the year ended December 31, 2008. The Partnership paid the Trading Advisor $8,391,295 in incentive fees for the year ended December 31, 2008.  The General Partner’s interest in the Partnership earned net income of $143,745 for year ended December 31, 2008. The administrative, management and incentive fees paid or payable by the Partnership were not negotiated and may be higher than they would have been had they been the result of arm’s-length bargaining.

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person (provided that the purchase of U.S. government instruments and the deposit of Partnership assets with banks, futures brokers and foreign exchange counterparties in connection with the trading operations of the Partnership are not considered to be loans).

None of the General Partner, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Partnership.

The Partnership has no directors, officers or employees and is managed by the General Partner. The General Partner is managed by its principals, none of whom is independent of the General Partner.

Item 14.  Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2008 and 2007 were approximately $138,104 and $34,833, respectively.

(2)	Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007.

(3)	Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2008 and 2007 were approximately $39,667 and $27,650, respectively.

(4)	All Other Fees

None.

(5)	Pre-Approval Policies

Neither the Partnership nor the General Partner has an audit committee to pre-approve accountant and auditor fees and services.  In lieu of an audit committee, the principals of the General Partner pre-approve all billings prior to the commencement of services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements required by this Item are included herewith as Exhibit 13.1.

(a)(2)	Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)	Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
4.2	Fifth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.
13.1	Report of Independent Registered Public Accounting Firm
23.1	Consent of Independent Registered Public Accounting Firm of General Partner
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

Man-AHL Diversified I L.P. (Registrant)

By: Man Investments (USA) Corp. General Partner

By:	/s/ Andrew Stewart
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rhowena Blank

Vice President and Head of Accounting and Operations (Principal Financial and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Andrew Stewart	President and Chief Executive Officer	March 31, 2009
Andrew Stewart	(Principal Executive Officer)

/s/ Rhowena Blank	Vice President, Accounting Officer	March 31, 2009
Rhowena Blank	(Principal Financial and Chief Accounting Officer)

(Being the principal executive officer, the principal financial officer and chief accounting officer of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
General Partner of Registrant
March 31, 2009

By /s/	Andrew Stewart
Andrew Stewart
President and Chief Executive Officer