Form 10-Q
period 2009-03-31
MAN AHL DIVERSIFIED I LP
filed 2009-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Man-AHL Diversified I L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At March 31, 2009 (unaudited) and December 31, 2008
(b)	For the three months ended March 31, 2009 and 2008 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS

CASH AND CASH EQUIVALENTS	$18,917,122	$8,729,540

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	232,322,313	219,241,465

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	5,184,447	7,575,576

OTHER ASSETS	295	295

TOTAL	$256,424,177	$235,546,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$4,211,937	$4,516,740
Subscriptions received in advance	18,917,122	8,729,540
Management fees payable	593,562	566,720
Incentive fees payable	-	2,079,483
Servicing fees payable	296,781	283,360
Accrued expenses	82,167	129,273

Total liabilities	24,101,569	16,305,116

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding
at March 31, 2009 and December 31, 2008, respectively)	632,297	683,098
Limited Partners - Class A (59,089 and 51,957 units outstanding
at March 31, 2009 and December 31, 2008, respectively)	200,465,156	190,432,028
Limited Partners - Class B (9,203 and 7,674 units outstanding
at March 31, 2009 and December 31, 2008, respectively)	31,225,155	28,126,634

Total partners’ capital	232,322,608	219,241,760

TOTAL	$256,424,177	$235,546,876

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,392.63	$3,665.21

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,392.64	$3,665.22

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

NET INVESTMENT INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$131,827	$513,973

PARTNERSHIP EXPENSES:
Brokerage commissions	127,165	396,600
Management fees	1,738,015	596,113
Incentive fees	-	2,268,024
Servicing Fees	869,007	-
Other expenses	170,954	34,312

Total expenses	2,905,141	3,295,049

Net investment loss	(2,773,314)	(2,781,076)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	(5,417,626)	13,278,593
Net change in unrealized trading losses
on open contracts	(10,237,272)	(1,399,924)

Net gains (losses) on trading activities allocated
from Man-AHL Diversified
Trading Company L.P.	(15,654,898)	11,878,669

NET INCOME (LOSS)	$(18,428,212)	$9,097,593

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$(272.58)	$387.48

NET LOSS PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$(272.58)	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	CLASS A				CLASS B		TOTAL

	Limited		General		Limited
	Partners		Partner		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL — December 31, 2007	$59,016,037	20,393	$539,353	186	$-	-	$59,555,390	20,579

Subscriptions	22,556,902	7,249	-	-	-	-	22,556,902	7,249
Redemptions	(1,848,641)	(595)	-	-	-	-	(1,848,641)	(595)
Net income	9,025,378	-	72,215	-	-	-	9,097,593	-

PARTNERS’ CAPITAL — March 31, 2008	$88,749,676	27,047	$611,568	186	$-	-	$89,361,244	27,233

PARTNERS’ CAPITAL — December 31, 2008	$190,432,028	51,957	$683,098	186	$28,126,634	7,674	$219,241,760	59,817

Subscriptions	37,110,315	10,311	-	-	8,001,470	2,214	45,111,785	12,525
Redemptions	(11,178,956)	(3,179)	-	-	(2,423,769)	(685)	(13,602,725)	(3,864)
Net loss	(15,898,231)	-	(50,801)	-	(2,479,180)	-	(18,428,212)	-

PARTNERS’ CAPITAL — March 31, 2009	$200,465,156	59,089	$632,297	186	$31,225,155	9,203	$232,322,608	68,478

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(18,428,212)	$9,097,593
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Purchases of investment in Man-AHL
Diversified Trading Company L.P.	(45,111,785)	(21,697,081)
Sales of investment in Man-AHL
Diversified Trading Company L.P.	18,898,995	4,067,084
Net change in appreciation (depreciation)
of investment in Man-AHL
Diversified Trading Company L.P.	15,523,071	(12,392,642)
Changes in assets and liabilities:
Other assets	-	476
Management fees payable	26,842	74,955
Incentive fees payable	(2,079,483)	105,231
Servicing fees payable	13,421	-
Brokerage commissions payable	-	60,052
Accrued expenses	(47,106)	(19,838)

Net cash used in operating activities	(31,204,257)	(20,704,170)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	55,299,367	26,428,181
Payments on redemptions	(13,907,528)	(992,911)

Net cash provided by financing activities	41,391,839	25,435,270

NET INCREASE IN CASH	10,187,582	4,731,100

CASH AND CASH EQUIVALENTS
Beginning of Period	8,729,540	4,225,671

CASH AND CASH EQUIVALENTS
End of Period	$18,917,122	$8,956,771

SUPLEMENTAL DISCLOSURE OF
NON-CASH TRANSACTIONS:
Non-cash contributions of partners' capital	$-	$859,821

Non-cash redemptions of partners' capital	$-	$(859,821)

See accompanying notes and attached financial
statements of Man-AHL Diversified
Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man-AHL (USA) Corp., a Delaware corporation, was the general partner and trading advisor of the Partnership and the Trading Company until April 1, 2005, when it transferred its trading advisory business to its affiliate, Man-AHL (USA) Ltd. (the “Advisor”), a United Kingdom company, and its commodity pool operations to its affiliate, Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

Effective July 1, 2008, the Partnership issued a new share class, Class B.  Class B was created solely for retirement plan investors. The fee structure is identical to Class A.

The Partnership’s interests are distributed through the Partnership or other selling agents, including Man Investments Inc. (“MII”), an affiliate of the Advisor and General Partner. MII is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At March 31, 2009 and 2008, the Partnership owned 20,516 and 10,211 Class A units, respectively, of the Trading Company.  The Partnership also owned 3,186 Class B units at March 31, 2009. The Partnership’s aggregate ownership percentage of the Trading Company (both Class A and B units) at March 31, 2009 and 2008, was 47.26% and 27.05%, respectively.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using mainly unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of March 31, 2009, all of the Partnership’s investments are “Level 3”.  See the notes to the financial statements of the Trading Company L.P. for expanded SFAS 157 disclosures.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Brokerage Commissions Expense — Brokerage commission expense on futures and forward contracts traded in the Trading Company is charged at institutional rates based on trading volume.

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

See the notes to the financial statements of the Trading Company for FAS 161 disclosures.

6.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	SUBSEQUENT EVENTS

At April 1, 2009, the Partnership added two new share classes (A-2 and B-2).

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a) At March 31, 2009 (unaudited) and December 31, 2008
(b) For the three months ended March 31, 2009 and 2008 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$619,184	$15,887,019
Net unrealized trading gains on open forward contracts	-	1,527,892
Due from brokers	50,402,619	25,700,722
	51,021,803	43,115,633

Cash and cash equivalents	465,493,186	484,593,631

Interest receivable	12,480	90,491

TOTAL	$516,527,469	$527,799,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$19,226,752	$24,783,667
Net unrealized trading losses on open forward contracts	5,824,546	-

Total liabilities	25,051,298	24,783,667

PARTNERS’ CAPITAL:
General Partner	-	-
Limited Partners (50,142 and 48,103 units outstanding at
March 31, 2009 and December 31, 2008, respectively)	491,476,171	503,016,088

Total partners’ capital	491,476,171	503,016,088

TOTAL	$516,527,469	$527,799,755

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$9,801.53	$10,457.01

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

For the three		For the three
months ended		months ended
March 31, 2009		March 31, 2008

NET INVESTMENT INCOME:
Interest income	$292,480	$2,052,217

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains (losses) on
closed contracts	(11,418,591)	51,511,237
Net change in unrealized trading
losses on open contracts	(22,620,273)	(3,158,064)

NET GAIN (LOSS) ON TRADING
ACTIVITIES	(34,038,864)	48,353,173

NET INCOME (LOSS)	$(33,746,384)	$50,405,390

NET INCOME (LOSS) FOR A UNIT
OF PARTNERSHIP INTEREST	$(655.48)	$1,358.07

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2007	$260,209,821	$-	$260,209,821

Issuance of 5,248 units of limited
partnership interest	42,327,581	-	42,327,581
Redemption of 2,695 units of limited
partnership interest	(22,594,426)	-	(22,594,426)
Net income	50,405,390	-	50,405,390

PARTNERS’ CAPITAL — March 31, 2008	$330,348,366	$-	$330,348,366

PARTNERS’ CAPITAL — December 31, 2008	$503,016,088	$-	$503,016,088

Issuance of 6,334 units of limited partnership interest	65,463,059	-	65,463,059
Redemption of 4,295 units of limited
partnership interest	(43,256,592)	-	(43,256,592)
Net loss	(33,746,384)	-	(33,746,384)

PARTNERS’ CAPITAL — March 31, 2009	$491,476,171	$-	$491,476,171

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(33,746,384)	$50,405,390
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Net change in unrealized trading
gains on open contracts	22,620,273	3,158,064
Changes in assets and liabilities:
Due from brokers	(24,701,897)	72,343,582
Interest receivable	78,011	1,626

Net cash provided by (used in)
operating activities	(35,749,997)	125,908,662

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	65,463,059	42,327,581
Payments on redemptions	(48,813,507)	(18,147,956)

Net cash provided by
financing activities	16,649,552	24,179,625

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(19,100,445)	150,088,287

CASH AND CASH EQUIVALENTS
Beginning of period	484,593,631	158,733,582

CASH AND CASH EQUIVALENTS
End of period	$465,493,186	$308,821,869

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statement of assets and liabilities is $9,610,708 of cash restricted as collateral held.

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

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of March 31, 2009, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets and liabilities at fair value at March 31, 2009:

		Fair Value Measurements
Description	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identifical Assets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Other Unobservables Inputs (Level 3)
Net unrealized trading gains on Open futures contracts	$619,184	$619,184	$-	$-
Net unrealized trading losses on Open forward contracts	(5,824,546)	-	(5,824,546)	-
Total	$(5,205,362)	$619,184	(5.824.546)	$-

Income Recognition — Realized and unrealized trading gains and losses on futures and forward contracts, which represent the difference between cost and selling price or fair value, are recognized in the statements of operations. All trading activities are accounted for on a trade-date basis. Interest income is recorded on an accrual basis.

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

The General Partner and limited partners share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Partnership during the three month periods ended March 31, 2009 and 2008.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS.  In applying Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Partnership’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At March 31, 2009 and December 31, 2008, estimated credit risk with regard to forward contracts was $0 and $1,527,892, respectively.

The Partnership trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Partnership’s funds held by, and cleared through, MFG, Credit Suisse and RBS are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum maintenance margin requirements for all of the Partnership’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

Effective January 1, 2009, the Partnership has adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of SFAS 161 impacted disclosures only and, had no impact on the Partnership’s financial condition, results of operations or cash flows.

The investment objective of the Partnership is achieved by participation in the AHL Diversified Program directed on behalf of the Partnership by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The Partnership is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and OTC markets).  The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, metals and agricultural.  During the quarter ended March 31, 2009, the Partnership traded 51,914 exchange traded future contracts and settled 11,044 OTC forward contracts.

The following table presents the fair value of the Partnership’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments under SFAS 133	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$3,574,456	Net unrealized trading losses on open forward contracts	$(9,399,002)
Open futures contracts	Net unrealized trading gains on open futures contracts	6,236,833	Net unrealized trading losses on open futures contracts	(5,617,649)
Total Derivatives		$9,811,289		$(15,016,651)

** Open forward and future contracts are presented on the gross basis for SFAS 161 purposes. Net unrealized trading gains and losses are netted by counterparty in the Statement of Financial Condition in accordance with FIN 39.

The following table presents the impact of derivative instruments on the statement of operations. The Partnership did not designate any derivatives as hedging instruments for the three months ended March 31, 2009.

Derivatives not designated as hedging instruments under SFAS 133		For the Three Months Ended March 31, 2009
	Location of loss recognized in Income on Derivatives	Loss on Derivative

Forward contracts	Net realized trading losses on closed contracts	$(1,918,926)

	Net change in unrealized trading losses on open contracts	(7,352,438)

Futures contracts	Net realized trading losses on closed contracts	(9,499,665)

	Net change in unrealized trading losses on open contracts	(15,267,835)
Total		$(34,038,864)

5.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.	SUBSEQUENT EVENT

Effective April 15, 2009, the Partnership began utilizing JPMorgan Chase, N.A. to clear a portion of its forward contracts.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Form 10-K filed March 31, 2009.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three months Ended March 31, 2009:

31-Mar -09
Ending Equity	$232,322,608

Three months ended March 31, 2009:

Net assets increased $13,080,848 for the three months ended March 31, 2009.  This increase was attributable to subscriptions in the amount of $45,111,785, redemptions in the amount of $13,602,725 and a net loss from operations of $18,428,212.

Management Fees of $1,738,015, brokerage commissions of $127,165 and servicing fees of $869,007 were paid or accrued, and interest of $131,827 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2009.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2009 were $170,954.

Equity markets continued on their downward trend in early 2009, before rallying strongly in March.  Concerns over the severity of the worldwide recession and lingering fears of bank nationalization drove equity values lower in January and February. However, optimism returned to the market in March as economic data improved and market commentators started to talk of a market bottom being reached.

Amid this environment, the AHL Diversified Program failed to build on its strong performance from last quarter. Numerous long standing trends, from which the AHL Diversified Program had profited in the past, became volatile or reversed direction. This was the case for the majority of sectors, but currency and bond markets in particular. Currency trading posted a loss over the quarter, with the majority of losses coming in the last three weeks of March. Long Japanese yen positions against the US dollar proved to be the largest detractor to performance. Demand for the yen fell over the period as its appeal as a “safe haven” asset came under threat. Poor export data and GDP figures painted a bleak picture of the Japanese economy, while an uptick in risk appetite also reduced demand for the yen. Within bond markets, primarily long positions in almost all markets (US Treasuries and Japanese bond position in particular) were responsible for losses as previously profitable trends became volatile and choppy, with many positions impacted by a whipsawing in prices.

On the positive side, exposure to equity and short-term interest rate markets posted gains. A number of short equity positions capitalized on the slide in equity values around the world, with short S&P 500 contracts providing the greatest gains. On the short-term interest rate market side, long Euribor positions were solely responsible for the positive returns seen within the sector.

The agriculturals sector had mixed performance after small gains from wheat positions were offset by slight losses from exposure to soymeal, soybeans and corn. Short positions in wheat posted gains as prices continued to edge lower due to demand concerns fuelled by the weakening economy. However, short positions in soya and corn proved detrimental, especially in March, after prices rose as Argentine farmers halted grain sales after the government rejected demands to cut a 35% export tariff on soya.

Trading in government bond markets posted a loss over the quarter. Primarily long positions in almost all markets were responsible for the losses as previously profitable trends became volatile and choppy, with many positions impacted by a whipsawing in prices. Falling equity prices in January and February drove more investors into bond markets. However, March saw a large rally in equities as risk appetite improved, removing some demand for government securities.

Currency trading posted a loss over the quarter, with the majority of losses coming in the last three weeks of March. Long Japanese yen positions against the US dollar proved to be the largest detractor to performance. Demand for the yen fell over the period. Short British pound positions versus the US dollar posted losses, mainly due to volatility in this currency pair as the FX rate finished the quarter relatively unchanged. The Swiss National Bank’s (SNB) decision to intervene and devalue its currency produced negative performance for the program’s long positions in the Swiss franc against the US dollar. The SNB narrowed its target interest rate range, sold francs and bought bonds in an attempt to provide stimulus to the countries export-driven economy and to avoid deflation. Short Euro versus US dollar positions also weighed on performance, particularly over the latter half of the quarter. The US currency weakened as the Federal Reserve announced it was set to implement a quantitative approach to monetary policy. The Fed stated it would buy $300bn of long-term US Treasuries in an effort to boost market liquidity, surprising most investors.

Energy trading had an overall negative quarter as the previous year’s trend in the oil market came to an end. The program struggled with whipsawing trends in oil markets as prices became largely range bound as market forces in both directions bought against each other. Global recession pushed oil prices down while OPEC agreed to cut production and some positive economic data helped rally commodities. Losses were improved by gains in short natural gas trades.

Interest rate trading posted gains for the quarter. Long Euribor positions were responsible for almost all of the sector’s positive performance. Fears of deflation, expectations of interest rates cuts and actual ECB moves in the Eurozone area boosted prices throughout the period. Holding back further gains were losses from Eurodollar positions held in February.

Trading in base metals made a slight loss over the period. Short positions in copper were the largest detractor from performance as the commodity experienced a rally towards the end of the period amidst improving US economic data and a more optimistic outlook for the Chinese economy. Short positions in aluminum proved to be the best performer as prices declined sharply over January as the outlook for future demand deteriorated and stock levels increased, pushing prices lower. Trading in precious metals posted a loss over the quarter. Short positions in silver proved to be misplaced as prices rose during the first of the period on safe haven buying. Long gold trades benefited from this safe haven buying over the first half of the period. However, prices failed to break through the all important $1000 mark, falling back quickly and becoming largely range bound, leading to losses over the second half of the quarter.

Three months ended March 31, 2008:

31-Mar -08
Ending Equity	$89,361,244

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 4T.                    Controls and Procedures.

During the year ended December 31, 2008, a material weakness related to the design of the controls surrounding price verification for investments was detected.  During the fiscal quarter ended March 31, 2009, the Partnership implemented additional controls and procedures to remediate the material weakness related to the price verification for investments.

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2009.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2009.

Other than as described above, there were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On January 31, 2009, February 28, 2009 and March 31, 2009, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of  $6,649,750, $7,454,265 and $23,006,300, respectively.  On January 31, 2009, February 28, 2009 and March 31, 2009, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,275,900, $2,316,400 and $3,409,170, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2009:

	Class A Units	Class B Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:
March 31, 2009	$3,708,664	$503,273
February 28, 2009	$6,225,656	$1,569,569
January 31, 2009	$1,244,636	$350,927
TOTAL	$11,178,956	$2,423,769

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 31, 2009 with the Partnership's Annual Report on Form 10-K (Reg. No. 000-53043).

4.2	Fifth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

Man-AHL Diversified I L.P. (Registrant)

By:	Man Investments (USA) Corp. General Partner

By:	/s/ Andrew Stewart

President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alicia Borst Derrah

Vice President, Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number                                           Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

E-1