Form 10-Q
period 2009-06-30
MAN AHL DIVERSIFIED I LP
filed 2009-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Man-AHL Diversified I L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2009 (unaudited) and December 31, 2008
(b)	For the three months ended June 30, 2009 and 2008 (unaudited) and for the six months ended
June 30, 2009 and 2008 (unaudited)
(c)	For the six months ended June 30, 2009 and 2008 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009
	(unaudited)	December 31, 2008
ASSETS

CASH AND CASH EQUIVALENTS	$30,621,892	$8,729,540

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	270,592,247	219,241,465

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	9,628,580	7,575,576

OTHER ASSETS	295	295

TOTAL	$310,843,014	$235,546,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$8,489,102	$4,516,740
Subscriptions received in advance	30,621,892	8,729,540
Management fees payable	694,976	566,720
Incentive fees payable	-	2,079,483
Servicing fees payable	348,854	283,360
Accrued expenses	95,649	129,273

Total liabilities	40,250,473	16,305,116

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding
at June 30, 2009 and December 31, 2008, respectively)	589,217	683,098
Limited Partners - Class A (69,759 and 51,957 units outstanding
at June 30, 2009 and December 31, 2008, respectively)	220,540,159	190,432,028
Limited Partners - Class A Series 2 (1,438 and 0 units outstanding
at June 30, 2009 and December 31, 2008, respectively)	4,560,220	-
Limited Partners - Class B (13,593 and 7,674 units outstanding
at June 30, 2009 and December 31, 2008, respectively)	42,975,013	28,126,634
Limited Partners - Class B Series 2 (608 and 0 units outstanding
at June 30, 2009 and December 31, 2008, respectively)	1,927,932	-

Total partners’ capital	270,592,541	219,241,760

TOTAL	$310,843,014	$235,546,876

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,161.48	$3,665.21

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$3,171.45	$-

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,161.49	$3,665.22

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$3,171.46	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET INVESTMENT INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$98,540	$574,809	$230,367	$1,088,781

PARTNERSHIP EXPENSES:
Brokerage commissions	163,458	228,214	290,623	624,814
Management fees	1,976,382	820,725	3,714,397	1,416,838
Incentive fees	-	943,253	-	-
Servicing Fees	990,802	-	1,859,809	3,211,277
Other expenses	99,333	90,382	270,287	124,695

Total expenses	3,229,975	2,082,574	6,135,116	5,377,624

Net investment loss	(3,131,435)	(1,507,765)	(5,904,749)	(4,288,843)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	(17,782,871)	5,447,631	(23,200,497)	18,726,225
Net change in unrealized trading gains (losses)
on open contracts	1,826,358	(166,855)	(8,410,914)	(1,566,779)

Net gains (losses) on trading activities allocated
from Man-AHL Diversified
Trading Company L.P.	(15,956,513)	5,280,776	(31,611,411)	17,159,446

NET INCOME (LOSS)	$(19,087,948)	$3,773,011	$(37,516,160)	$12,870,603

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$(231.15)	$109.50	$(503.73)	$496.98

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$(221.18)	$-	$(221.18)	$-

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$(231.15)	$-	$(503.73)	$-

NET LOSS PER UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$(221.18)	$-	$(221.18)	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
December 31, 2007	$59,016,037	20,393	$539,353	186	$-	-	$-	-	$-	-	$59,555,390	20,579

Subscriptions	56,130,636	17,429	-	-	-	-	-	-	-	-	56,130,636	17,429
Redemptions	(7,651,461)	(2,353)	-	-	-	-	-	-	-	-	(7,651,461)	(2,353)
Net income	12,777,980	-	92,623	-	-	-	-	-	-	-	12,870,603	-

PARTNERS’ CAPITAL
June 30, 2008	$120,273,192	35,469	$631,976	186	$-	-	$-	-	$-	-	$120,905,168	35,655

PARTNERS’ CAPITAL
December 31, 2008	$190,432,028	51,957	$683,098	186	$-	-	$28,126,634	7,674	$-	-	$219,241,760	59,817

Subscriptions	87,597,562	25,511	-	-	4,757,000	1,438	23,633,887	6,906	2,090,000	624	118,078,449	34,479
Redemptions	(25,769,506)	(7,709)	-	-	-	-	(3,391,737)	(987)	(50,265)	(16)	(29,211,508)	(8,712)
Net loss	(31,719,925)	-	(93,881)	-	(196,780)	-	(5,393,771)	-	(111,803)	-	(37,516,160)	-

PARTNERS’ CAPITAL
June 30, 2009	$220,540,159	69,759	$589,217	186	$4,560,220	1,438	$42,975,013	13,593	$1,927,932	608	$270,592,541	85,584

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(37,516,160)	$12,870,603
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Purchases of investment in Man-AHL
Diversified Trading Company L.P.	(118,078,449)	(53,710,438)
Sales of investment in Man-AHL
Diversified Trading Company L.P.	33,293,619	8,835,070
Net change in appreciation (depreciation)
of investment in Man-AHL
Diversified Trading Company L.P.	31,381,044	(18,248,227)
Changes in assets and liabilities:
Other assets	-	476
Management fees payable	128,256	157,878
Incentive fees payable	(2,079,483)	434,529
Servicing fees payable	65,494	-
Brokerage commissions payable	-	(46,834)
Accrued expenses	(33,624)	18,453

Net cash used in operating activities	(92,839,303)	(49,688,490)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	139,970,801	74,609,969
Payments on redemptions	(25,239,146)	(4,021,948)

Net cash provided by financing activities	114,731,655	70,588,021

NET INCREASE IN CASH	21,892,352	20,899,531

CASH AND CASH EQUIVALENTS
Beginning of Period	8,729,540	4,225,671

CASH AND CASH EQUIVALENTS
End of Period	$30,621,892	$25,125,202

SUPLEMENTAL DISCLOSURE OF
NON-CASH TRANSACTIONS:
Non-cash contributions of partners' capital	$-	$2,420,198

Non-cash redemptions of partners' capital	$-	$(2,420,198)

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2009 and the results of its operations for the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

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

Effective July 1, 2008, the Partnership issued a new class of units, Class B.  Class B was created solely for retirement plan investors. The fee structure is identical to Class A.

The Partnership’s units are distributed through the Partnership or other selling agents, including Man Investments Inc. (“MII”), an affiliate of the Advisor and General Partner. MII is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On January 28, 2008, the Partnership filed a registration statement with the Securities and Exchange Commission to allow over 500 investors in the Partnership.

On April 1, 2009, the Partnership added two new series: Class A Series 2 (“Class A-2”) and Class B Series 2 units (“Class B-2”).  Except as described in Footnote 4 below, Class A-2 and Class B-2 units are identical to class A and B units, respectfully.

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

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At June 30, 2009 and 2008, the Partnership owned 23,915 and 13,121 Class A units, respectively, of the Trading Company.  The Partnership also owned 4,648 Class B units, 493 Class A-2 units and 209 Class B-2 units at June 30, 2009. The Partnership’s aggregate ownership percentage of the Trading Company (Class A, A-2, B and B-2 units) at June 30, 2009 and 2008, was 52.70% and 32.11%, respectively.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using mainly unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of June 30, 2009, all of the Partnership’s investments are “Level 3”.  See the notes to the financial statements of the Trading Company L.P. for expanded SFAS 157 disclosures.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A, Class A-2, Class B or Class B-2 partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the period to the end of the period. Unit amounts are rounded to whole numbers for financial statement presentation.

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

For all classes of units, the Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end net asset value, as defined in the Agreement. With the exception of Series 2 of Class A and B, the General Partner earns a monthly General Partner fee in an amount equal to 0.0833% (1% annually) of the Partnership’s month-end net asset value, as defined in the Agreement. The General Partner fee is included in management fees in the statements of operations.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership.

The Partnership pays a monthly servicing fee to the Placement Agent in an amount equal to 0.1250% (1.5% annually) of the Partnership’s month-end net asset value, as defined in the supplement to the Agreement, dated July 15, 2008.  For classes A-2 and B-2, the Partnership pays a monthly servicing fee to the placement agent in an amount equal to 0.1042% (1.25% annually) of the Partnership’s month-end net asset value, as defined in the supplement to the Agreement, dated January 2, 2009.  For all classes of units, MII serves as the placement agent for the Partnership.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), formerly known as Man Financial Inc. (Man) and Credit Suisse to clear its futures trading activity.  The Trading Company utilizes Royal Bank of Scotland (“RBS”) and JPMorgan Chase to clear its forward trading activity.

6.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FAS No. 162” (“SFAS

168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of SFAS 168 will require the Fund to adjust references to authoritative accounting literature in the financial statements, but will not affect the Fund’s financial position or results of operations.

8.	SUBSEQUENT EVENTS

Effective for interim and annual periods ending after June 15, 2009, the Partnership adopted the provisions in Financial Accounting Standard No. 165 and has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2009 (unaudited) and December 31, 2008
(b)	For the three months ended June 30, 2009 and 2008 (unaudited) and for the six months endedJune 30, 2009 and 2008 (unaudited)
(c)	For the six months ended June 30, 2009 and 2008 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009
	(unaudited)	December 31, 2008
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$2,159,609	$15,887,019
Net unrealized trading gains on open forward contracts	-	1,527,892
Due from brokers	45,691,041	25,700,722
	47,850,650	43,115,633

Cash and cash equivalents	480,767,830	484,593,631

Interest receivable	7,650	90,491

TOTAL	$528,626,130	$527,799,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$12,442,855	$24,783,667
Net unrealized trading losses on open forward contracts	2,754,572	-

Total liabilities	$15,197,427	$24,783,667

PARTNERS’ CAPITAL:
Limited Partners (55,528 and 48,103 units outstanding at
June 30, 2009 and December 31, 2008, respectively)	513,428,703	503,016,088

Total partners’ capital	513,428,703	503,016,088

TOTAL	$528,626,130	$527,799,755

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$9,246.38	$10,457.01

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET INVESTMENT INCOME:
Interest income	$192,901	$1,921,985	$485,381	$3,974,202

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains (losses) on
closed contracts	(35,599,982)	17,480,365	(47,018,573)	68,991,602
Net change in unrealized trading
losses on open contracts	4,610,399	(299,587)	(18,009,874)	(3,457,651)

NET GAIN (LOSS) ON TRADING
ACTIVITIES	(30,989,583)	17,180,778	(65,028,447)	65,533,951

NET INCOME (LOSS)	$(30,796,682)	$19,102,763	$(64,543,066)	$69,508,153

NET INCOME (LOSS) FOR A UNIT
OF PARTNERSHIP INTEREST	$(555.15)	$463.27	$(1,210.63)	$1,821.34

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — December 31, 2007	$260,209,821	$-	$260,209,821

Issuance of 11,972 units of limited
partnership interest	101,649,918	-	101,649,918
Redemption of 6,310 units of limited
partnership interest	(54,889,323)	-	(54,889,323)
Net income	69,508,153	-	69,508,153

PARTNERS’ CAPITAL — June 30, 2008	$376,478,569	$-	$376,478,569

PARTNERS’ CAPITAL — December 31, 2008	$503,016,088	$-	$503,016,088

Issuance of 16,059 units of limited
partnership interest	159,304,103	-	159,304,103
Redemption of 8,634 units of limited
partnership interest	(84,348,422)	-	(84,348,422)
Net loss	(64,543,066)	-	(64,543,066)

PARTNERS’ CAPITAL — June 30, 2009	$513,428,703	$-	$513,428,703

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$(64,543,066)	$69,508,153
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Net change in unrealized trading
gains on open contracts	18,009,874	3,457,651
Changes in assets and liabilities:
Due from brokers	(19,990,319)	54,562,544
Interest receivable	82,841	64,015

Net cash provided by (used in)
operating activities	(66,440,670)	127,592,363

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	159,304,103	101,649,918
Payments on redemptions	(96,689,234)	(51,161,853)

Net cash provided by
financing activities	62,614,869	50,488,065

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,825,801)	178,080,428

CASH AND CASH EQUIVALENTS
Beginning of period	484,593,631	158,733,582

CASH AND CASH EQUIVALENTS
End of period	$480,767,830	$336,814,010

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2009 and the results of its operations for the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

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

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), formerly known as Man Financial Inc., Credit Suisse (“CS”), JPMorgan Chase Bank, N.A. (“JPM”) and Royal Bank of Scotland (“RBS”). In general, the brokers pay the Partnership interest monthly, based on agreed upon rates, on the Partnership’s average daily balance.

MFG, CS, JPM and RBS are registered with the CFTC as futures commission merchants and are members of the NFA.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of assets and liabilities is $11,591,040 of cash restricted as collateral held.

Derivative Contracts — In the normal course of business, the Partnership enters into derivative contracts (derivatives) for trading purposes. Derivatives include futures and forward contracts. The Partnership records its derivative activities at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred.  Forward contracts, which are not traded on a national exchange, are valued at fair value using current market quotations provided by brokers.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of June 30, 2009, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets and liabilities at fair value at June 30, 2009:

		Fair Value Measurments

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$2,159,609	$2,159,609	$-	$-

Net unrealized trading losses on open forward contracts	$(2,754,572)	$-	$(2,754,572)	-

Total	$(594,963)	$2,159,609	$(2,754,572)	$-

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

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.  As of June 30, 2009, the Partnership has no cash equivalents.

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

The General Partner and limited partners share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Partnership during the six month periods ended June 30, 2009 and 2008.

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

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At June 30, 2009 and December 31, 2008, estimated credit risk with regard to forward contracts was $0 and $1,527,892, respectively.

The Partnership trades in exchange-traded futures contracts on various underlying commodities, foreign currencies, and financial instruments, as well as forward contracts on foreign currencies.  Fair values of futures and forward contracts are reflected net by counterparty or clearing broker in the statements of financial condition.

The Partnership’s funds held by, and cleared through, MFG, CS, JPM and RBS are required to be held in segregated accounts under rules of the CFTC. These funds are used to meet minimum maintenance margin requirements for all of the Partnership’s open futures positions as set by the exchange where each contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. Certain positions may be liquidated, if necessary, to satisfy resulting changes in margin requirements.

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

All the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems.  A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within predefined risk parameters.  Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility.  Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings.  Market liquidity is examined with the objective of ensuring that the Partnership will be able to initiate and close out trades as indicated by the AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

During the quarter ended June 30, 2009, the Partnership traded 65,567 exchange traded future contracts and settled 24,950 OTC forward contracts. During the six month period ended June 30, 2009, the Partnership traded 117,481 exchange traded future contracts and settled 35,994 OTC forward contracts.

The following table presents the fair value of the Partnership’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments under SFAS 133	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Op`en forward contracts	Net unrealized trading gains on open forward contracts	$4,953,912	Net unrealized trading losses on open forward contracts	$(7,708,484)
Open futures contracts	Net unrealized trading gains on open futures contracts	6,769,716	Net unrealized trading losses on open futures contracts	(4,610,107)
Total Derivatives		$11,723,628		$(12,318,591)

** Open forward and future contracts are presented on the gross basis for SFAS 161 purposes. Net unrealized trading gains and losses are netted by counterparty in the Statements of Financial Condition in accordance with FIN 39.

The following table presents the impact of derivative instruments on the statements of operations. The Partnership did not designate any derivatives as hedging instruments for the three months ended June 30, 2009.

Derivatives not designated as		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
hedging instruments under SFAS 133	Location of loss recognized in Income on Derivatives	Gain/(Loss) on Derivatives	(Loss) on Derivatives

Forward contracts	Net realized trading losses on closed contracts	$(14,089,833)	$(16,008,759)
	Net change in unrealized trading gains on open contracts	3,069,974	(4,282,464)

Futures contracts	Net realized trading losses on closed contracts	(21,510,149)	(31,009,814)
	Net change in unrealized trading gains on open contracts	1,540,425	(13,727,410)
Total		$(30,989,583)	$(65,028,447)

5.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FAS No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the

source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of SFAS 168 will require the Fund to adjust references to authoritative accounting literature in the financial statements, but will not affect the Fund’s financial position or results of operations.

7.	SUBSEQUENT EVENTS

Effective for interim and annual periods ending after June 15, 2009, the Partnership adopted the provisions in Financial Accounting Standard No. 165 and has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with the JPMorgan Chase Bank, N.A. (the “Broker”) and are readily available to the Partnership.  The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company.  The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company).  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

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

Periods Ended June 30, 2009:

	30-Jun -09	31-Mar -09
Ending Equity	$270,592,541	$232,322,608

Three months ended June 30, 2009:

Net assets increased $38,269,933 for the three months ended June 30, 2009.  This increase was attributable to subscriptions in the amount of $72,966,664, redemptions in the amount of $15,608,783 and a net loss from operations of $19,087,948.

Management Fees of $1,976,382, brokerage commissions of $163,458 and servicing fees of $990,802 were paid or accrued, and interest of $98,540 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended June 30, 2009.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2009 were $99,333.

Six months ended June 30, 2009:

Net assets increased $51,350,781 for the six months ended June 30, 2009.  This increase was attributable to subscriptions in the amount of $118,078,449, redemptions in the amount of $29,211,508 and a net loss from operations of $37,516,160.

Management Fees of $3,714,397, brokerage commissions of $290,623 and servicing fees of $1,859,809 were paid or accrued, and interest of $230,367 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the six months ended June 30, 2009.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2009 were $270,287.

Three months ended June 30, 2009:

Agriculture produced significant losses during the quarter, primarily driven by cotton, wheat, coffee and cocoa positions. Cotton reached a six month high in early May, although the AHL Diversified Program did not lock-in any profits due to volatile trading. Short positions in wheat for April and May resulted in losses, as prices rose. Losses were partially recovered in late June as short positions profited from declining prices. Switching in mid-May to a long position in coffee proved profitable in the short term, as wholesale coffee prices rose due to continued demand despite the economic downturn. However, all gains were reversed as prices fell sharply in June. Cocoa prices were highly volatile again this quarter, as market sentiment over long term demand whipsawed, preventing any profits from emerging. Sugar produced the greatest return as long positions gained from a sustained rally.

The bond sector experienced a loss over the quarter, dragged particularly by April’s negative performance. The AHL Diversified Program’s long positions in US and European government bonds proved particularly damaging to performance after prices generally fell as risk appetite rose.

Renewed concerns over a dramatic increase in US government bond issuance over the coming months weighed heavily on US Treasuries. Prices fell further after a report on home prices supported the view that the US housing market was stabilizing. In Europe, bond prices slumped after the European Central Bank cut rates by a smaller-than-expected amount. Elsewhere, long positions in UK Gilts also proved damaging over April and May as prices fell amid increasing alarm over UK’s rising debt levels and fears that it could lose its triple A credit status.

Elsewhere, long positions in Japanese government bonds were impacted by significant fluctuations in May price movements.  A switch to short positions in early June also proved unfavorable as prices rallied strongly throughout June. Poor economic data, which suggested a slow economic recovery, was the main driver of demand for the safe haven asset.  Profits generated from exposure to Australian bonds over May and June managed to trim losses. As Australian bond prices trended lower, the AHL Diversified Program’s short positions benefited.

Currency market trading incurred a loss for the quarter as a large degree of choppy movements negatively impacted performance and offset gains elsewhere.

At the beginning of the period, world equity markets had enjoyed a month of strong rising markets as investors responded to an improvement in news flow by increasing risk levels. This rally in riskier assets continued in April and May as signs of life in the banking system grew larger and China’s huge stimulus plan began to filter through to official statistics. The latter played a key role in the advance of commodity-linked currencies such as AUD, ZAR, BRL and NZD in which the AHL Diversified Program held long positions against USD.  All contributed strongly to returns over the period, although the month of June was less beneficial than the previous two, as trends eased to trade largely within a band.

For many currencies, volatility in June was merely a continuation of choppy movements experienced in the previous two months. For currency pairs, EUR/GBP and JPY/USD, the quarter was significantly volatile with little observable trends developing. This led to a significant fluctuation of positions which ultimately caused losses for the AHL Diversified Program. The same was apparent with trading in EUR/CHF although losses here were extended further due to a sharp snapback in late June. Finally, the largest loss to the AHL Diversified Program came from short positions in GBP/USD as the British pound advanced on the back of the rise in risk appetite seen over April and May. In June, the currency traded within a band with no notable trend, negatively impacting returns again.

The energy sector produced the largest contribution to overall returns during the quarter. Switching in early May to a long position in Crude Oil proved profitable as it rallied to an eight month high of over USD 73 per barrel in June. However, profits tailed off slightly toward the end of the month on news of weaker-than-expected US consumer confidence. Gains also came from long positions in Gasoline which closely followed the performance of crude.  Natural gas detracted from profits as prices significantly fluctuated due to conflicting economic data and concerns over a “supply crunch” after Gazprom announced investment cuts and production delays.

Interest rate trading was the principal source of losses for the quarter. Primarily long positions in Eurodollar, Euribor and Short Sterling were responsible for the losses as the previously profitable trend reversed in the second half of May and in early June. Eurodollar prices plummeted over the period as positive economic data, better than expected US unemployment figures being the main trigger, sparked speculation of a rise in the US interest rates and a significant increase in LIBOR rates towards the back end of the year. However, losses were limited by gains secured in May especially from long positions in Eurodollar, Euribor and Short Sterling.

Metals positions suffered losses over the quarter. Base metals produced the worst return with short positions in Nickel, Aluminum and Copper losing heavily as these commodities climbed on positive manufacturing surveys in the US, Europe and China and a weak US dollar. Long positions in the precious metals all incurred small losses as prices fell sharply mid-way through June. Long positions in Gold made steady profits during May, but again were quickly reversed in June as the dollar strengthened.

Trading in stock indices for the quarter finished negative despite accumulating gains in April. Highly volatile markets since mid May meant the AHL Diversified Program could not benefit from any sustained trends and duly surrendered all earlier profits. The biggest losses were from exposure to the S&P 500.

Despite the index having its best quarter since 1998, choppy trading meant the AHL Diversified Program was unable to lock-in these gains. Other detractors came from European markets with the Euro-Stoxx and Dax Index also lacking any consistent trends. Long positions in the Hang Seng generated profits for the quarter as Asian stocks surged upwards encouraged by signs of a global economic recovery.

Three months ended March 31, 2009:

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

The agriculturals sector had mixed performance after small gains from wheat positions were offset by slight losses from exposure to soymeal, soybeans and corn. Short positions in wheat posted gains as prices continued to edge lower due to demand concerns fuelled by the weakening economy. However, short positions in soy and corn proved detrimental, especially in March, after prices rose as Argentine farmers halted grain sales after the government rejected demands to cut a 35% export tariff on soya.

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

Currency trading posted a loss over the quarter, with the majority of losses coming in the last three weeks of March. Long Japanese yen positions against the US dollar proved to be the largest detractor to performance. Demand for the yen fell over the period. Short British pound positions versus the US dollar posted losses, mainly due to volatility in this currency pair as the FX rate finished the quarter relatively unchanged. The Swiss National Bank’s (SNB) decision to intervene and devalue its currency produced negative performance for the AHL Diversified Program’s long positions in the Swiss franc against the US dollar. The SNB narrowed its target interest rate range, sold francs and bought bonds in an attempt to provide stimulus to the countries export-driven economy and to avoid deflation. Short Euro versus US dollar positions also weighed on performance, particularly over the latter half of the quarter. The US currency weakened as the Federal Reserve announced it was set to implement a quantitative approach to monetary policy. The Fed stated it would buy $300bn of long-term US Treasuries in an effort to boost market liquidity, surprising most investors.

Energy trading had an overall negative quarter as the previous year’s trend in the oil market came to an end. The AHL Diversified Program struggled with whipsawing trends in oil markets as prices became largely range bound as market forces in both directions bought against each other. Global recession pushed oil prices down while OPEC agreed to cut production and some positive economic data helped rally commodities. Losses were improved by gains in short natural gas trades.

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

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2009.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to  materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On April 30, 2009, May 31, 2009 and June 30, 2009, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of  $15,398,190.75, $17,409,607.50 and $17,679,449.00, respectively.  On April 30, 2009, May 31, 2009 and June 30, 2009, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of  $686,000.00, $2,104,000.00 and $1,967,000.00, respectively.  On April 30, 2009, May 31, 2009 and June 30, 2009, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $4,215,181.00, $3,360,833.00 and $8,056,403.00, respectively.  On April 30, 2009, May 31, 2009 and June 30, 2009, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,066,000.00, $382,000.00 and $642,000.00, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2009:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
June 30, 2009	$7,784,318.97	$0.00	$704,782.87	$0.00
May 31, 2009	$3,456,129.06	$0.00	$168,400.66	$0.00
April 30, 2009	$3,350,101.99	$0.00	$94,784.35	$0.00
TOTAL	$14,590,550.02	$0.00	$967,967.88	$0.00

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

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