Form 10-Q
period 2009-09-30
MAN AHL DIVERSIFIED I LP
filed 2009-11-16
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to _____________

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

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2009 (unaudited) and December 31, 2008
(b)	For the three months ended September 30, 2009 and 2008 (unaudited) and for the nine months ended September 30, 2009 and 2008 (unaudited)
(c)	For the nine months ended September 30, 2009 and 2008 (unaudited)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS		
CASH AND CASH EQUIVALENTS	$ 14,064,954	$ 8,729,540
INVESTMENT IN MAN-AHL DIVERSIFIED TRADING COMPANY L.P.	331,504,914	219,241,465
DUE FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.	5,765,610	7,575,576
OTHER ASSETS	295	295
TOTAL	$ 351,335,773	$ 235,546,876
LIABILITIES AND PARTNERS' CAPITAL		
LIABILITIES:		
Redemptions payable	$ 4,314,019	$ 4,516,740
Subscriptions received in advance	14,528,674	8,729,540
Management fees payable	829,128	566,720
Incentive fees payable	-	2,079,483
Servicing fees payable	417,842	283,360
Accrued expenses	204,622	129,273
Total liabilities	20,294,285	16,305,116
PARTNERS' CAPITAL:		
General Partner - Class A (186 unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively)	603,592	683,098
Limited Partners - Class A (78,861 and 51,957 units outstanding at September 30, 2009 and December 31, 2008, respectively)	255,397,317	190,432,028
Limited Partners - Class A Series 2 (3,754 and 0 units outstanding at September 30, 2009 and December 31, 2008, respectively)	12,234,023	-
Limited Partners - Class B (18,168 and 7,674 units outstanding at September 30, 2009 and December 31, 2008, respectively)	58,839,215	28,126,634
Limited Partners - Class B Series 2 (1,217 and 0 units outstanding at September 30, 2009 and December 31, 2008, respectively)	3,967,341	-
Total partners' capital	331,041,488	219,241,760
TOTAL	$ 351,335,773	$ 235,546,876

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2009 and the results of its operations for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”).  Man-AHL (USA) Limited (the “Advisor”), a United Kingdom company, is the Partnership’s trading advisor.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered commodity pool operator under the Commodity Exchange Act, as amended, is the Partnership’s commodity pool operator and general partner.  Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement on Form 10 with the Securities and Exchange Commission to register the Partnership’s units of limited partnership interests as required by Section 12(g) of the Securities Exchange Act of 1934, as amended.

Effective July 1, 2008, the Partnership issued a new class of units of limited partnership interests, Class B.  Class B was created solely for retirement plan investors. The fee structure is identical to Class A.

The Partnership’s units are distributed through the Partnership or other selling agents, including Man Investments Inc. (“MII”), an affiliate of the Advisor and General Partner. MII is a registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”).

On April 1, 2009, the Partnership added two new series of units: Class A Series 2 (“Class A-2”) and Class B Series 2 units (“Class B-2”).  Except as described in Footnote 4 below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The adoption of ASC 105 required the Partnership to adjust references to authoritative accounting literature in the financial statements, but did not affect the Partnership’s financial position or results of operations.  The Partnership has implemented the Codification as of September 30, 2009.

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

The Partnership can redeem any or all of its limited partnership interests in the Trading Company at any month-end at the net asset value per unit of the Trading Company. At September 30, 2009 and 2008, the Partnership owned 34,564 and 19,448 units, respectively, of the Trading Company.  The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2009 and 2008, was 56.55% and 39.83%, respectively.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using mainly unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments.  As of September 30, 2009, all of the Partnership’s investments are “Level 3.”  See also the notes to the financial statements of the Trading Company regarding Fair Value Measurements.

Expenses — The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end Net Asset Value, as defined in the Agreement.  In addition, the General Partner earns a monthly general partner fee in an amount equal to 0.0833% (1% annually) of the month-end Net Asset Value of Class A and Class B units.  The general partner fee is included in management fees in the statements of operations.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership.  The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership.

The Partnership pays a monthly servicing fee to MII, as described in the supplement to the Agreement dated July 15, 2008, in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A and Class B units.  The Partnership also pays a monthly servicing fee to MII, as described in the supplement to the Agreement, dated January 2, 2009, in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A-2 and Class B-2 units.  For all classes of units, MII serves as the placement agent for the Partnership.

Derivative Contracts — The Partnership’s operating activities involve trading, indirectly through its investment in the Trading Company, in derivative contracts that involve varying degrees of market and credit risk.  With respect to the Partnership’s investment in the Trading Company, the Partnership has limited liability, and, therefore, its maximum exposure to either market or credit loss is limited to the carrying value of its investment in the Trading Company, as set forth in the statements of financial condition.

The Trading Company utilizes MF Global, Inc. (“MFG”) and Credit Suisse to clear its futures trading activity.  The Trading Company utilizes Royal Bank of Scotland (“RBS”) and JPMorgan Chase to clear its forward trading activity.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued Accounting Standard Update No. 2009-12, Investments in Certain Entities that Calculate Net Asset value per share (or its equivalent), an amendment of Fair Value Measurements and Disclosure (Topic 820), or ASU 2009-12. This amendment provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments.  Examples of alternate investments, within the scope of this amendment, include investments in hedge funds, private equity funds, real estate funds, and venture capital partnerships.  This amendment is effective for interim and annual periods ending after December 15, 2009.  As of September 30, 2009, the fair value of the Partnership’s investment in the Trading Company was measured using the net asset value of the Trading Company as reported by the Trading Company’s investment advisor.  The Partnership is currently evaluating the potential impact of this standard on its financial position and results of operations

4.	SUBSEQUENT EVENTS

Effective for interim and annual periods ending after June 15, 2009, the Partnership adopted the provisions of ASC 855, Subsequent Events (“ASC 855”) (formerly SFAS No. 165, Subsequent Events) and has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

Man-AHL Diversified Trading Company L.P.
Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2009 (unaudited) and December 31, 2008
(b)	For the three months ended September 30, 2009 and 2008 (unaudited) and for the nine months ended September 30, 2009 and 2008 (unaudited)
(c)	For the nine months ended September 30, 2009 and 2008 (unaudited)

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2009 and the results of its operations for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

1.	ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner.  The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange.  The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”).

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure.  The limited partners, Man-AHL Diversified I L.P., Man-AHL Diversified II L.P., and Man-AHL Diversified L.P., are limited partnerships whose general partner is the General Partner.

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company.  The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc.  The Advisor is registered with the CFTC as a commodity pool operator and commodity trading advisor, and is a member of the NFA, in addition to registration with the Financial Services Authority in the United Kingdom.  On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Trading Company.  The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The adoption of ASC 105 required the Trading Company to adjust references to authoritative accounting literature in the financial statements, but did not affect the Trading Company’s financial position or results of operations.  The Trading Company has implemented the Codification as of September 30, 2009.

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

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse, JPMorgan Chase and Royal Bank of Scotland (“RBS”).  In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a members of the NFA.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $13,959,729 of cash restricted as collateral held.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes.  Derivatives traded by the Trading Company include futures contracts and forward contracts.  The Trading Company records derivatives at fair value. Futures contracts, which are exchanged-traded, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred.  Forward contracts, which are not exchanges-traded, are valued at fair value using current market quotations provided by brokers.

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on investments and foreign currency transactions in the statements of operations.  All trading activities are accounted for on a trade-date basis.

3.	FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments.  As of September 30, 2009, the Trading Company did not have any positions in “Level 3”.

4.	DERIVATIVE TRANSACTIONS

The Trading Company has adopted the provisions of FASB ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 133”)”).  ASC 815 intends to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption of ASC 815 impacted disclosures only and had no impact on the Trading Company’s financial condition, results of operations or cash flows.

The investment objective of the Trading Company is achieved by participation in the AHL Diversified Program directed on behalf of the Trading Company by Man-AHL (USA) Limited.  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The objective of the Trading Company is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and OTC markets).  The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, metals and agriculture.

All the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems.  A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within predefined risk parameters.  Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility.  Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings.  Market liquidity is examined with the objective of ensuring that the Trading Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

During the quarter ended September 30, 2009, the Trading Company traded 73,169 exchange-traded future contracts and settled 34,453 OTC forward contracts.  During the nine month period ended

September 30, 2009, the Trading Company traded 190,650 exchange-traded future contracts and settled 70,447 OTC forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk.  Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts.  All contracts are stated at fair value, and changes in those values are reflected in the change in net unrealized trading gains (losses) on open contracts in the statements of operations.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS.  As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.  At September 30, 2009 and December 31, 2008, estimated credit risk with regard to forward contracts was $4,430,233 and $1,527,892, respectively.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

** Open forward and future contracts are presented on the gross basis for purposes of the table above. Net unrealized trading gains and losses are netted by counterparty in the statements of financial condition in accordance with generally accepted accounting principles related to the right of offset.

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the three months ended September 30, 2009.

5.	SUBSEQUENT EVENT

Effective for interim and annual periods ending after June 15, 2009, the Trading Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”) (formerly SFAS No. 165, Subsequent Events) and has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Partnership by Man-AHL (USA) Limited (the “Advisor”).  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading.  Past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

Capital Resources and Liquidity

Units of limited partnership interests (“Units”) of the Partnership may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, investing the substantial majority of its assets in the Trading Company.  Its remaining capital resources are used only as assets available to make further investments in the Trading Company and to pay Partnership level expenses.  Accordingly, the amount of capital raised for the Partnership should not have a significant impact on its operations.

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

Periods Ended September 30, 2009:

30-Sep-09
Ending Equity	$331,041,488

Three months ended September 30, 2009:

Net assets increased $60,448,947 for the three months ended September 30, 2009.  This increase was attributable to subscriptions in the amount of $63,598,025, redemptions in the amount of $10,958,375 and a net gain from operations of $7,809,297.

Management Fees of $2,378,017, brokerage commissions of $259,857 and servicing fees of $1,196,888 were paid or accrued, and interest of $142,324 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2009.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2009 were $129,744.

Nine months ended September 30, 2009:

Net assets increased $111,799,728 for the nine months ended September 30, 2009.  This increase was attributable to subscriptions in the amount of $181,676,474, redemptions in the amount of $40,169,883 and a net loss from operations of $29,706,863.

Management Fees of $6,092,414, brokerage commissions of $550,480 and servicing fees of $3,056,697 were paid or accrued, and interest of $372,691 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the nine months ended September 30, 2009.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2009 were $400,031.

Three months ended September 30, 2009:

The agriculturals sector posted an overall profit despite the majority of trades incurring losses. Short positions in wheat were the key driver as prices declined due to news that US harvests would meet and possibly exceed the year’s target. Whipsawing prices caused losses on both long and short positions in cotton, while similarly volatile conditions caused losses on positions in soymeal and soybeans. Long positions in sugar were profitable as prices surged to 28-year highs. Concerns over a global shortage were driven by poor crop yields in key sugar-producing nations, specifically, India and Brazil. Cocoa prices also rallied in the quarter, reaching a 24-year high as crop disease and aging cocoa trees are expected to significantly impact yields from the world’s largest producer, the Ivory Coast. The AHL Diversified Program accrued gains from the movement in cocoa prices, but losses from trading in coffee more than offset such gains. Both long and short positions in coffee suffered losses as prices shifted wildly throughout the quarter. Trading in lean hogs and live cattle both made gains as short positions in such commodities benefited from a decline in prices.

The bond sector experienced a loss over the quarter due to uncertainties in the bond markets.  On the one side, signs of an economic recovery took investors out of “safe haven” investments in search of higher returns. However, on the other side, speculation that interest rates around the globe would stay at historical lows for the foreseeable future attracted buyers. As a result, the bond sector experienced a loss as prices whipsawed throughout the quarter. Positions in Euro-Bunds, US Treasuries and Australian bonds proved particularly damaging to the AHL Diversified Program’s performance. In the United States, bond prices were further affected by numerous US government bond issuances, which drove prices up or down depending on the success of the auctions. On the positive side, long positions in Japanese bonds offset losses somewhat as prices appreciated on increasing fears over a new deflationary spiral in Japan.

Income from trading in currency markets experienced volatility during the quarter, posting a gain in July and a loss in August before enjoying a strong September.

The main theme of the quarter was the weakening of the US dollar (which fell around 5% on a trade weighted basis) due to a number of factors, namely: growing investor risk appetite throughout the quarter, to the detriment of “safe haven” assets such as the US dollar, as investors searched for higher returns, speculation that US interest rates would remain at historically low levels for the foreseeable future, and continuing questions as to the US dollar’s status as a reserve currency. The AHL Diversified Program was able to capture this trend through short US dollar positions against a number of other currencies, the most profitable short positions being against the Australian dollar, Japanese yen and Brazilian real. The Australian dollar had a particularly strong quarter, as speculation grew that the Reserve Bank of Australia would move to raise interest rates over the next couple of months.

On the negative side, long Euro positions against the Japanese yen posted the greatest loss as uncertainty over the sustainability of the Euro zone recovery plagued this single currency. Meanwhile, both long and short positions in the British pound against the US dollar suffered from whipsawing prices and positions, mainly due to the UK government extending their quantitative easing program, weakening the pound at a time when a upwards trend had been established.

Trading in energy markets ended the quarter as the largest drag on the overall performance of the AHL Diversified Program. On a monthly basis, performance was relatively flat over July and August, with the bulk of losses coming in September. Crude oil positions were responsible for the greatest losses as oil prices fluctuated within a relatively tight band, displaying no clear trend and as such causing losses due to whipsawing. Losses were incurred on both the long and short sides, in almost equal proportion. On the one side, an improving economic picture and rising optimism pushed prices higher. While on the other side, lingering concerns that prices had got ahead of demand, a view that was backed up by inventory data showing that stockpiles remained larger than forecasts, sent prices lower. On the positive side, short natural gas positions posted good profits as natural gas prices fell to a 7-year low in August, on the back of abundant supplies, although a portion of these gains was offset in September as prices surged off their lows.

Interest rate trading accrued a gain over the quarter, led by long positions in Eurodollar and Short Sterling contracts. Eurodollar prices moved upwards as the huge amounts of liquidity pumped into the banking system by the European Central Bank continued to filter through over the quarter. Prices also rose higher as comments from European Central Bank policymakers led analysts to believe that interest rates would be kept at historical lows well into 2010. In the US, the Federal Reserve extended the duration of its program for purchases of debt from banks, also increasing speculation of a prolonged period of low interest rates in the US. Elsewhere, Short Sterling rose over the period due to an increase in confidence that interest rate would remain low as a result of the Bank of England’s decision to extend its quantitative easing program.

The metals sector experienced a mixed quarter with strong performance in early September making up for earlier losses. However, choppy markets towards the end of the period presented difficulties with the AHL Diversified Program failing to lock profits in. Short aluminum positions posted the largest loss over the quarter after originally profiting from the downward metals trend in early July. A reversal in risk appetite and a falling US dollar were responsible for the bulk of losses on short aluminium positions. Whipsawing prices through August caused further losses on the majority of the AHL Diversified Program’s metals positions. A cautious change in sentiment in September recouped losses as investors grew concerned of a potential correction in the global equity market. In addition, the expectation of a prolonged period of low US interest rates increased the attractiveness of precious metals as an alternative asset class. As a result, long gold and silver contracts posted robust profits.

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

Stock trading was the best performing sector within the AHL Diversified Program this quarter. Generally, equities enjoyed one of the strongest quarters on record as economic data drove investors to price in a recovery and a return to economic growth. Positions in this quarter were almost entirely held long. As a result, the vast majority of positions were able to capture the rally and post profits. The strongest gains came from exposure to US indices, namely the S&P 500 and the NASDAQ 100. The exceptions were long positions in Japanese indices, namely the Nikkei 225 and Topix indices. Both indices were impacted by a decline in stock values during September as the Bank of Japan admitted it saw ‘downside risks to growth’ and the Japanese yen remained strong, hitting the stock values of exporters. As a result, long positions in such indices acted as detractors to the AHL Diversified Program’s overall performance.

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

Periods Ended September 30, 2008:

30-Sep-08
Ending Equity	$162,663,046

Three months ended September 30, 2008:

Net assets increased $41,757,878 for the three months ended September 30, 2008.  This increase was attributable to subscriptions in the amount of $59,372,518, redemptions in the amount of $1,743,697 and a net loss from operations of $15,870,943.

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

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2009.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to  materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On July 31, 2009, August 31, 2009 and September 30, 2009, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $19,873,155, $10,755,504 and $7,230,910, respectively.  On July 31, 2009, August 31, 2009 and September 30, 2009, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,297,000, $2,514,000 and $2,453,108, respectively.  On July 31, 2009, August 31, 2009 and September 30, 2009, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $8,853,742, $10,755,504 and $2,206,900, respectively.  On July 31, 2009, August 31, 2009 and September 30, 2009, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $414,000, $898,500 and $635,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2009:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
September 30, 2009	$3,530,988	$0	$783,024	$0
August 31, 2009	$2,453,783	$0	$549,063	$0
July 31, 2009	$2,806,788	$0	$297,804	$0
TOTAL	$8,791,569	$0	$1,629,891	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included herewith:

Designation	Description

4.1	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

Man-AHL Diversified I L.P. (Registrant)

By: Man Investments (USA) Corp. General Partner

By:	/s/ Andrew Stewart

President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alicia Borst Derrah

Vice President, Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

E-1