Form 10-K
period 2009-12-31
MAN AHL DIVERSIFIED I LP
filed 2010-03-31
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53043

Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Man Investments (USA) Corp. 123 North Wacker Drive 28th Floor Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (312) 881-6800

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2009 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.   Business

(a)   General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments.  The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002.  The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL Diversified Trading Company L.P. (the “Trading Company”).  Man-AHL (USA) Limited (the “ Trading Advisor”), a United Kingdom company, is the Partnership’s and the Trading Company’s trading advisor.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered commodity pool operator under the Commodity Exchange Act, as amended, is the Partnership’s general partner and commodity pool operator.  The Trading Advisor is an affiliate of the General Partner.  Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, which registration statement was subsequently amended.  The registration statement became effective on or about March 28, 2008.  The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”):  Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts.  The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000.  On April 1, 2009, the Partnership added two new series of Units: Class A Series 2 Units (“Class A-2”) and Class B Series 2 Units (“Class B-2”).  Except as described in section (c) below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully.

Although the Partnership uses the term “class” to distinguish between certain interests in the Partnership, the Partnership does not believe that the differences between such interests are sufficient to make them separate “classes” under Section 12(g) of the Securities Exchange Act of 1934, as all the interests in the Partnership, regardless of “class,” are of substantially similar character and the holders of which enjoy substantially similar rights and privileges.  The holders of interests in the Partnership (regardless of “class”) share pro rata in the Partnership’s profits and losses, enjoying no preferences over one another during the life of the Partnership or upon dissolution and otherwise have identical rights under the Limited Partnership Agreement, the only differences among the “classes” relating to fees and minimum investment.

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership's original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed the Trading Advisor to serve as the trading advisor to the Partnership commencing as of April 1, 2005.  Following the appointments of the General Partner as a general partner and the Trading Advisor as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership.  The General Partner agreed to continue the Partnership without interruption or change. The General Partner controls and manages the business of the Partnership. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership.  The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 123 North Wacker Drive, 28th Floor, Chicago, Illinois 60606; telephone (312) 881-6800.

(b)   Financial information about  segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements incorporated into Item 8 hereof and attached as Exhibit 13.1 hereto.

(c)   Narrative description of business

The Partnership engages in speculative trading of physical commodities, futures and forward contracts and related instruments, directly and indirectly through an investment in the Trading Company, pursuant to the trading strategies employed by the Trading Advisor.  The Partnership invests substantially all of its assets in the Trading Company.

The investment objective of the Trading Advisor's futures trading program (referred to herein as the "AHL Diversified Program") is to deliver substantial capital growth over time, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments (sometimes hereinafter referred to as ‘futures’) on domestic and international exchanges and markets (including the interbank and over-the-counter markets).

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

The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivative instruments both on and off exchange.  The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real time and measure price momentum and breakouts.  In aggregate, the systems run more than 3,000 price samples each day spread across the 100 or so markets traded.  The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data.  Another aspect of diversification is the fact that the various systems generate signals across different time frames, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program.

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

The integrity of the AHL Diversified Program's defined investment style is ensured by adherence to a rigorous control process.  All the strategies and systems applied by the Trading Advisor are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments, disciplined real-time risk control and management information systems.  As risk control is integral to each part of the investment process, risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits.  A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within predefined risk parameters.  Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility.  Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings.  Market liquidity is examined with the objective of ensuring that the Trading Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

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

The Trading Advisor is paid a monthly management fee, payable in arrears, in an amount equal to 0.1667% of the month-end Net Asset Value of the Partnership (as defined in the Partnership’s Sixth Amended and Restated Limited Partnership Agreement, as the same may be amended or supplemented from time to time (the “Agreement”)) whether or not the Partnership is profitable (approximately 2% annually).  The General Partner is paid a monthly general partner administrative fee in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually).  The Trading Advisor may pay a portion of its management fee to the General Partner, and the General Partner may share a portion of its administrative fee with the Placement Agent (as defined below).

The Partnership will pay the Trading Advisor an incentive fee equal to 20% of the Net New Appreciation (as defined in the Agreement), if any, achieved by the Partnership as of the end of such calendar month.  Net New Appreciation achieved during a calendar month means the excess, if any, of (a) the Net Asset Value of the Partnership as of the end of a calendar month (without reduction for any incentive fees accrued or paid to the Trading Advisor for the calendar month or for any redemptions or distributions effected during or as of the end of such calendar month and without increase for any additional capital contributions effected during or as of the end of such calendar month) over (b) the Net Asset Value of the Partnership as of the end of the most recent prior calendar month for which an incentive fee was accrued or paid to the Trading Advisor, with clause (b) reduced by the amount of the incentive fee accrued or paid for such prior calendar month and also reduced by any redemptions or distributions, and increased by any contributions, effected as of or subsequent to the end of such prior calendar month through the first day of the calendar month referred to in clause (a), above.

Man Investments Inc., an affiliate of the General Partner and Trading Advisor, is the lead placement agent for the Partnership (the “Placement Agent”).  In connection with various services provided by the Placement Agent  to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors, the Partnership will pay the Placement Agent a servicing fee equal to, in respect to Class A Units and Class B units, 0.1250% of the month-end Net Asset Value of such Units (approximately 1.5% annually), and in respect of Class A-2 Units and Class B-2 Units, 0.1042% of the month-end Net Asset Value of such Units (approximately 1.25% annually), whether or not the Partnership is profitable as of the end of each month.  The Placement Agent may pass all or a portion of the servicing fee on to certain other selling and services agents.  In addition, Units purchased through such selling and services agents may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of the Units.

The Partnership’s organizational and initial offering fees and expenses were approximately $50,000 (including its pro-rata share of the Trading Company’s organizational fees and expenses) and have been paid by the Partnership. Such organizational fees and expenses (excluding promotional and offering fees and expenses) have been completely amortized.  The Partnership pays all of its expenses incurred in the ordinary course of its business. The Partnership also pays its extraordinary expenses, if any.

The Trading Company utilizes MF Global, Inc. and Credit Suisse, Sydney Branch, to clear its futures trading activity and Royal Bank of Scotland and JPMorgan Chase to clear its forward trading activity (collectively, the “Brokers”).  Royal Bank of Scotland also serves as the Trading Company’s foreign exchange prime broker.  The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees.  In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company.  Most of the Trading Company’s assets will be held in cash or United States government securities in accounts in the name of the Trading Company at the brokers or a bank, which currently is JP Morgan Chase Bank, N.A. (Chicago, Illinois), and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the brokers.  Approximately 20% to 40% of the Trading Company’s assets will be committed as margin for futures positions.  The brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the brokers in the form of cash.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers or futures commission merchants, such as MF Global Inc., to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor as a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership or Trading Advisor would be unable to implement the AHL Diversified Program on behalf of the Partnership.  Should the General Partner's or Trading Advisor's registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  Currency forward contracts are not subject to regulation by any United States Government agency.

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

Item 4.   (Removed and Reserved).

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon 10 days’ written notice to the General Partner at their Net Asset Value as of the last business day of each calendar month; provided, however, that each Limited Partner must maintain a minimum investment of $25,000 and $10,000, respectively of Class A Units (or Class A-2 Units) and Class B Units (or Class B-2 Units), in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.

(b)   Holders.

As of December 31, 2009, there were 1,888 holders of  Class A Units, 147 holders of Class A-2 Units, 1,034 holders of Class B Units and 61 holders of Class B-2 Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine.  On October 31, 2009, November 30, 2009 and December 31, 2009, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $8,925,181, $10,844,725 and $9,860,942, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $1,553,825, $755,000 and $1,907,264, respectively; Class B Units to existing and new Limited Partners in the amount of $3,544,742, $2,640,700 and $2,865,836, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $435,000, $198,000 and $0, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

 (f)   Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed during the three months ended December 31, 2009:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2009	$6,615,043	$0	$725,500	$0
November 30, 2009	$3,170,962	$124,115	$961,192	$0
December 31, 2009	$6,209,220	$475,377	$758,398	$446,360
TOTAL	$15,995,225	$599,492	$2,445,090	$446,360

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

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.  The Partnership, not being an operating company, does not incur capital expenditures.  It functions solely as a passive trading vehicle, investing the substantial majority of its assets in the Trading Company.  Its remaining capital resources are used only as assets available to make further investments in the Trading Company and to pay Partnership expenses.  Accordingly, the amount of capital raised for the Partnership should not have a significant impact on its operations.

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

During its operations through December 31, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations engaged in by the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable; however, actual results could differ from the estimates.  The estimates do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the

Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those to be used would likely result in materially different amounts from those reported. The Partnership's significant accounting policies are described in detail in Note 2 to the Financial Statements.

Off-Balance Sheet Arrangements

Neither the Partnership nor the Trading Company engages in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents.  All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery.  The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2009 fiscal year-end.

Results of Operations

Due to the nature of the Partnership’s trading, the Partnership's income or loss from operations may vary widely from period to period.  Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.  The Partnership was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998.

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

As a speculative futures fund, the Partnership (through the Trading Company) effectively maintains all of its capital in reserve.  The Trading Company does not "buy" or "sell" futures or forward contracts in the traditional sense; rather, through taking positions in these markets, the Trading Company, and thus the Partnership indirectly, acquires loss/profit exposure and uses its capital to cover losses and provide margin (which constitutes a good faith deposit towards the Trading Company's (but not the Partnership's) obligation to pay such losses) to support its open positions.  Each of the Partnership and the Trading Company maintains most of its capital in cash and cash equivalents.

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

2009

	31-Dec -09	31-Dec -08
Ending Equity	$334,508,316	$219,241,760

Net assets increased $115,266,556 for the year ended December 31, 2009.  This increase was attributable to subscriptions in the amount of $225,207,688, redemptions in the amount of $59,656,050 and net loss from operations of $50,285,082.

For the year ended December 31, 2009, the Partnership accrued or paid total expenses of $14,344,741, including $905,474 in brokerage commissions, $4,338,823 in servicing fees, $8,632,961 in General Partner administrative fees and Trading Advisor management fees, $0 in Trading Advisor incentive fees, and $467,483 in other expenses.  Interest of $524,175 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $612.18 to $3,053.03.  The Net Asset Value of a Class B Unit decreased by $612.18 to $3,053.04.  Class A-2 Units and Class B-2 Units were not issued prior to 2009 and ended the year with a Net Asset Value per Unit of $3,081.92 and $3.081.93, respectively.

At the beginning of 2009, financial markets found themselves crest-fallen in the wake of the Lehman Brothers collapse over three months previously.  The subprime crisis had struck the financial system with its heaviest blow and, in turn, sent the global economy on a downward spiral.  However, late in the first quarter markets reversed course as banks were off to a profitable start to the year, China boasted strong economic figures and government officials were united in pushing for a coordinated response to the global crisis.  Indeed, 2009 would end strewn with examples of government intervention across a range of sectors and markets.

As the year unraveled, governments took stakes in listed banks while central banks all purchased from bond markets in order to maintain yields at low levels.  Despite record breaking bond issuances and high budget deficit projections, yields on US, UK and European government bonds stayed within a tight range.  Rising equity markets, benign government borrowing costs and a steady flow of positive economic news helped to stabilize markets.  However, the fall in volatility, as measured by the CBOE VIX Index, succeeded in masking some strong reversals in asset classes.  From mid-March until the end of the year, the primary trade had become a general risk on/risk off option, exemplified by the movements in equities and the safe-haven US dollar, which itself had become the borrowing currency of choice for risky carry trades.  As a result, correlations between asset classes strengthened.

In this extraordinary market environment, the AHL Diversified Program experienced a difficult period as sudden trend reversals, whipsawing price movements and strongly correlated market movements heavily impacted the trend following trading system.

Trades in the bond sector weighed particularly heavily on the AHL Diversified Program’s performance as a number of positions suffered from somewhat directionless movements during 2009.  Trading in US Treasuries, Euro-Bunds and Japanese bonds detracted the most from returns as positions whipsawed.  The relatively large price swings were caused by a number of factors including central bank intervention, yo-yoing concerns between deflation and inflation, record government bond issuance and surprisingly strong US economic data.

Positions in the currency market also impacted the AHL Diversified Program’s performance in 2009 as the US dollar reversed sharply in March on the back of renewed risk appetite.  The US dollar had appreciated strongly in the final quarter of 2008 as investors fled to its perceived safe haven status.  As a result, long US dollar positions that had been profitable in late 2008 incurred losses as trends began to reverse.  For many of the major currency markets, this initial trend reversal was then followed by a period of range-bound price activity as the economic outlook for their respective economies remained uncertain, for example GBP/USD and EUR/JPY.

Idiosyncratic events also affected returns over the period.  In particular, long positions in the Swiss franc against the euro incurred losses as the Swiss government’s intervention during March saw a steady trend quickly reverse.  News that the Swiss National Bank (SNB) would look to depreciate its own currency and cut interest rates by 25bps led the franc to shed -3.1% on 12 March, the largest one-day fall since the euro’s inception. After the event, the currency reverted to its previous upward trend and appreciated gradually until mid-June, at which time traders saw that the Bank of International Settlements was active in selling the Swiss franc on behalf of the SNB as the franc looked set to breach the 0.67 euro level.  Consequently, the currency duly lost -1.9% on 24 June.  In a final twist at the end of the year, optimism rose that the SNB would not look to intervene in the currency’s upward progress, sparking a jolt in the exchange rate.

Commodities also proved difficult to trade during 2009, particularly crude oil and other oil related products, as trend reversals and whipsawing movements impacted performance.  Prices bottomed out at the end of 2008 and began to rise at the beginning of 2009 as investors became more confident over the economic outlook, particularly in China.  As a result, short crude oil positions incurred losses as trends began to reverse before further losses were experienced as prices proved highly volatile for the remainder of the year.

While the AHL Diversified Program suffered over 2009, there were a number of key profits of note that helped to offset losses.  As mentioned earlier, the beginning of March saw news flow improve dramatically, prompting the establishment of a number of key directional trends, with the most prominent linked to commodities and emerging markets.  Expectations of increased global demand and renewed signs of decoupling saw an increase in appetite for these risky themes.  Long positions in commodity-linked currencies such as the Australian dollar, South African rand and Brazilian real all secured gains as they appreciated strongly against the US dollar.  Long positions in AUD/USD proved particularly profitable as Australia’s economy showed its resilience.  Contractions in GDP levels were less than feared before economic growth returned strongly before the end of 2009, forcing the country’s central bank to raise interest rates; the first such G20 country to do so since the financial crisis began. Elsewhere, long positions in gold also accrued notable returns.  The precious metal rallied strongly over the second half of the year as fears rose that inflation was set to surge in 2010.  Further strong gains were realized in the stocks sector.  Long positions in US, European and Asian equity indices benefitted from early March onwards as improving economic data, positive earnings surprises and low bond yields drew investors into stocks.

2008

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The General Partner, with the participation of the General Partner's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2009, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

(a, b) Identification of Directors and Executive Officers

(i)  As a limited partnership, the Partnership itself has no directors or executive officers.  The Partnership’s affairs are managed by the General Partner.  Man Investments (USA) Corp., a Delaware corporation, is the general partner of the Partnership.

The principals and senior officers of the General Partner as of December 31, 2009 are as follows:

Andrew Stewart, born April 15, 1974, is the President, Chief Executive Officer and Chief Operating Officer of the General Partner. In addition to his affiliation with the General Partner, Mr. Stewart is also the President of the Placement Agent.  Mr. Stewart joined the General Partner in 2008, and is responsible for overall operational processes and policies. Mr. Stewart works closely with the U.S. management team, as well as the intermediary sales team and the institutional relationship management team, based in Chicago and New York respectively, to develop strategic business planning.  Mr. Stewart is registered as an associated person of the General Partner and is listed as a principal of the General Partner as of November 4, 2008.  Prior to joining the General Partner in 2008, Mr. Stewart held several positions at FRM Americas, LLC which most recently included his positions of Director — Product Development and Strategy and was a member of FRM Americas' Board of Directors, Global Marketing Board and various other management committees.  At various times from June 2005 to January 2007, Mr. Stewart also served as FRM Americas' Head of Business Development, General Counsel, Chief Compliance Officer and was a member of FRM America’s Board of Directors. Additionally, between 2003 and 2005 he held various management positions, including Senior Vice President, Senior Counsel and Head of Transaction Business Legal Group, at FRM's London office. Before joining FRM, Mr. Stewart was an Associate in the investments funds practice group at Akin Gump Strauss Hauer & Feld LLP from September 1999 to August 2003.

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

(c)  Identification of Certain Significant Employees

None.

(d)  Family Relationships

None.

(e)  Business Experience

See Item 10 (a, b) above.

(f)  Involvement in Certain Legal Proceedings

None.

(g)  Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

(h)  Code of Ethics

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

(i)  Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee.  The Partnership is managed by the General Partner.  Ms. Alicia Derrah serves as the General Partner’s “audit committee financial expert.”  Ms. Derrah is not independent of the management of the General Partner.  The General Partner is not required to have, and does not have, independent directors.

Item 11.  Executive Compensation.

The Partnership itself has no officers, directors or employees. None of the principals, officers or employees of the General Partner receive compensation from the Partnership.  The General Partner invests all or substantially all of the Partnership's assets in the Trading Company.  The Trading Advisor makes all trading decisions for the Trading Company.  The General Partner receives a monthly general partner administrative fee from the Partnership in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership (approximately a 1% annually).  The Partnership pays the Trading Advisor, an affiliate of the General Partner, a monthly management fee in an amount equal to 0.1667% of the Partnership's month-end Net Asset Value (approximately 2% annually) and 20% of any Net New Appreciation, described above under Item 1, achieved by the Partnership as of the end of each calendar month.  The Trading Advisor may pay a portion of its management fees to the General Partner.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Securities authorized for issuance under equity compensation plans

None.

(b)  Security Ownership of Certain Beneficial Owners

The General Partner knows of no persons who own beneficially more than 5% of the Partnership's Units.  All of the Partnership's general partner interest is held by the General Partner.

(c)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner.  As of December 31, 2009, the General Partner's interest in the Partnership was valued at $569.005 which constituted 0.17% of total partners' capital.

As of December 31, 2009, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

(d)   Changes in Control

There are no arrangements known to the Partnership or General Partner the operation of which would result in a change in control of the Partnership; provided, however, that pursuant to the Partnership's Limited Partnership Agreement, the General Partner may admit additional or substitute general partners and may withdraw as general partner of the Partnership.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $8,631,961 for the year ended December 31, 2009.  The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2009.  The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $4,338,823 in servicing fees for the year ended December 31, 2009.  The General Partner's interest in the Partnership suffered a net loss of $114,093 for year ended December 31, 2009.

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

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2009 and 2008 were approximately $146,600 and $138,104, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008.

 (3)           Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2009 and 2008 were approximately $54,000 and $39,667, respectively.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

13.1	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

Man-AHL Diversified I L.P. (Registrant) By: Man Investments (USA) Corp. General Partner

By:	/s/ Andrew Stewart
President and Chief Executive Officer
Principal Executive Officer)

By:	/s/ Alicia Derrah
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date
/s/ Andrew Stewart	President and Chief Executive Officer	March 31, 2010
Andrew Stewart	(Principal Executive Officer)

/s/ Alicia Derrah	Vice President, Chief Financial Officer
Alicia Derrah	and Secretary	March 31, 2010
(Principal Financial and Chief Accounting Officer)

(Being the principal executive officer, the principal financial officer and chief accounting officer of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
General Partner of Registrant
March 31, 2010

By /s/Andrew Stewart
       Andrew Stewart
       President and Chief Executive Officer