Form 10-Q
period 2010-03-31
MAN AHL DIVERSIFIED I LP
filed 2010-05-17
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                 Financial Statements.

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At March 31, 2010 (unaudited) and December 31, 2009
(b)	For the three months ended March 31, 2010 and 2009 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS

CASH AND CASH EQUIVALENTS	$4,934,541	$8,321,635

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	397,316,656	334,568,212

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	11,553,505	9,251,843

OTHER ASSETS	295	295

TOTAL	$413,804,997	$352,141,985

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$9,922,108	$7,829,165
Subscriptions received in advance	4,934,541	8,381,824
Management fees payable	966,715	842,617
Servicing fees payable	497,118	425,445
Accrued expenses	167,564	154,618

Total liabilities	16,488,046	17,633,669

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding
at March 31, 2010 and December 31, 2009, respectively)	586,368	569,005
Limited Partners - Class A (84,647.11 and 82,984.62 units outstanding
at March 31, 2010 and December 31, 2009, respectively)	266,315,025	253,353,412
Limited Partners - Class A Series 2 (16,876.95 and 4,857.29 units outstanding
at March 31, 2010 and December 31, 2009, respectively)	53,768,893	14,969,780
Limited Partners - Class B (20,882.87 and 20,210.95 units outstanding
at March 31, 2010 and December 31, 2009, respectively)	65,701,752	61,704,853
Limited Partners - Class B Series 2 (3,435.37 and 1,269.10 units outstanding
at March 31, 2010 and December 31, 2009, respectively)	10,944,913	3,911,266

Total partners’ capital	397,316,951	334,508,316

TOTAL	$413,804,997	$352,141,985

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,146.19	$3,053.03

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$3,185.94	$3,081.92

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,146.20	$3,053.04

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$3,185.95	$3,081.93

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009

NET INVESTMENT INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$128,831	$131,827

PARTNERSHIP EXPENSES:
Brokerage commissions	372,101	127,165
Management fees	2,802,154	1,738,015
Servicing Fees	1,442,395	869,007
Other expenses	95,279	170,954

Total expenses	4,711,929	2,905,141

Net investment loss	(4,583,098)	(2,773,314)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	2,014,883	(5,417,626)
Net change in unrealized trading gains (losses)
on open contracts	14,913,284	(10,237,272)

Net gains (losses) on trading activities allocated
from Man-AHL Diversified
Trading Company L.P.	16,928,167	(15,654,898)

NET INCOME (LOSS)	$12,345,069	$(18,428,212)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$93.16	$(272.58)

NET INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$104.02	$-

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$93.16	$(272.58)

NET INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$104.02	$-

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	20,369,869	6,765	-	-	43,413,001	14,091	5,586,774	1,847	8,234,706	2,675	77,604,350	25,378
Redemptions	(15,677,415)	(5,103)	-	-	(6,336,551)	(2,072)	(3,595,771)	(1,175)	(1,531,047)	(508)	(27,140,784)	(8,858)
Net Income	8,269,159	-	17,363	-	1,722,663	-	2,005,896	-	329,988	-	12,345,069	-

PARTNERS’ CAPITAL
March 31, 2010	$266,315,025	84,647	$586,368	186	$53,768,893	16,876	$65,701,752	20,883	$10,944,913	3,436	$397,316,951	126,028

PARTNERS’ CAPITAL
January 1, 2009	$190,432,028	51,957	$683,098	186	$-	-	$28,126,634	7,674	$-	-	$219,241,760	59,817

Subscriptions	37,110,315	10,311	-	-	-	-	8,001,470	2,214	-	-	45,111,785	12,525
Redemptions	(11,178,956)	(3,179)	-	-	-	-	(2,423,769)	(685)	-	-	(13,602,725)	(3,864)
Net Loss	(15,898,231)	-	(50,801)	-	-	-	(2,479,180)	-	-	-	(18,428,212)	-

PARTNERS’ CAPITAL
March 31, 2009	$200,465,156	59,089	$632,297	186	$-	-	$31,225,155	9,203	$-	-	$232,322,608	68,478

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$12,345,069	$(18,428,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchases of investment in Man-AHL Diversified Trading Company L.P.	(77,604,350)	(45,111,785)
Sales of investment in Man-AHL Diversified Trading Company L.P.	29,611,242	18,898,995
Net change in (appreciation) depreciation of investment in
Man-AHL Diversified Trading Company L.P.	(17,056,998)	15,523,071
Changes in assets and liabilities:
Management fees payable	124,098	26,842
Incentive fees payable	-	(2,079,483)
Servicing fees payable	71,673	13,421
Accrued expenses	12,946	(47,106)

Net cash used in operating activities	(52,496,320)	(31,204,257)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	74,157,067	55,299,367
Payments on redemptions	(25,047,841)	(13,907,528)

Net cash provided by financing activities	49,109,226	41,391,839

NET INCREASE (DECREASE) IN CASH	(3,387,094)	10,187,582

CASH AND CASH EQUIVALENTS
Beginning of Period	8,321,635	8,729,540

CASH AND CASH EQUIVALENTS
End of Period	$4,934,541	$18,917,122

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

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

On April 1, 2009, the Partnership added two new series of units: Class A Series 2 (“Class A-2”) and Class B Series 2 units (“Class B-2”).  Except as described in Footnote 2 below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-12, Investments in Certain Entities that Calculate Net Asset value per share (or its equivalent), an amendment of Fair Value Measurements and Disclosure (Topic 820), or ASU 2009-12. This amendment provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternative investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternative investments, within the scope of this amendment, include investments in hedge funds, private equity funds, real estate funds, and venture capital partnerships. This amendment is effective for interim and annual periods ending after December 15, 2009.

At March 31, 2010 and December 31, 2009, the Partnership owned 41,592 and 36,545 units, respectively, of the Trading Company.  The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2010 and December 31 2009 was 71.83% and 68.10%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2010, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, in accordance with ASU 2009-12, the Partnership transferred its investment in the Trading Company, from a Level 3 to a Level 2 fair value measurement at year-end on a prospective basis. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

Expenses — The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end Net Asset Value, as defined in the Limited Partnership Agreement (the “Agreement”). In addition, the General Partner earns a monthly general partner fee in an amount equal to 0.0833% (1% annually) of the month-end Net Asset Value of Class A and Class B units. The general partner fee is included in management fees in the statements of operations.

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

Effective January 1, 2010, the Partnership has adopted the provisions of the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06") to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 only affected financial statement disclosures and had no impact on the financial position, results of operations, or cash flows of the Partnership.

4.	SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of financial statement issuance, and noted no subsequent events that require adjustment to or disclosure in these financial statements.

Financial Statements

Man-AHL Diversified Trading Company L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
CONDENSED SCHEDULES OF INVESTMENTS (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a) At March 31, 2010 (unaudited) and December 31, 2009
(b) For the three months ended March 31, 2010 and 2009 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$20,235,535	$7,542,562
Net unrealized trading gains on open forward contracts	254,994	247,019
Due from brokers	89,079,835	80,534,233
	109,570,364	88,323,814

Cash and cash equivalents	456,793,931	497,103,543

Interest receivable	1,903	16,750

TOTAL	$566,366,198	$585,444,107

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$13,174,243	$85,988,365
Interest payable	4,683	-
Net unrealized trading losses on open forward contracts	87,751	8,180,762

Total liabilities	$13,266,677	$94,169,127

PARTNERS’ CAPITAL:
Limited Partners (57,900.69 and 53,661.82 units outstanding at
March 31, 2010 and December 31, 2009, respectively)	553,099,521	491,274,980

Total partners’ capital	553,099,521	491,274,980

TOTAL	$566,366,198	$585,444,107

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$9,552.55	$9,155.02

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2010 (unaudited)			December 31, 2009
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$145,665	0.0%		$518,842	0.1%
Currencies	684,877	0.1		133,337	-
Energy	1,984,440	0.4		1,422,218	0.29
Indices	4,607,296	0.8		5,899,617	1.20
Interest rates	5,973,654	1.1		(2,356,137)	(0.48)
Metals	3,115,658	0.6		1,509,514	0.31
Total futures contracts - long	16,511,590	3.0		7,127,391	1.40

FUTURES CONTRACTS - Short:
Agricultural	1,666,422	0.3		(363,107)	(0.1)
Currencies	275,823	0.0		207,712	-
Energy	1,555,601	0.3		6,674	-
Indices	198,443	0.0		(60,534)	-
Interest rates	288,723	0.1		810,858	0.2
Metals	(261,067)	(0.0)		(186,432)	-
Total futures contracts - short	3,723,945	0.7		415,171	0.1

NET UNREALIZED TRADING GAINS
ON OPEN FUTURES CONTRACTS	$20,235,535	3.7%		$7,542,562	1.5%

FORWARD CONTRACTS - Long:
Australian dollars	$1,567,685	0.3%		$(2,205,340)	(0.4	) %
British pounds	835,305	0.2		(63,197)	-
Euro	(1,886,202)	(0.3)		768,737	0.2
Japanese yen	(4,522)	(0.0)		(51,963)	-
U.S. dollars	(1,484,555)	(0.3)		957,592	0.2
Gold bullion	(283,333)	(0.1)		(1,352,669)	(0.3)
Other	168,380	0.0		(306,665)	(0.1)
Total forward contracts - long	(1,087,242)	(0.2)		(2,253,505)	(0.4)

FORWARD CONTRACTS - Short:
Australian dollars	(342,032)	(0.1)		566,214	0.1
British pounds	(1,528,985)	(0.3)		(734,855)	(0.1)
Euro	1,557,898	0.3		(283,926)	(0.1)
Japanese yen	217,467	0.0		186,231	-
New Zealand dollars	(719,709)	(0.1)		(116,860)	-
U.S. dollars	2,209,087	0.4		(5,266,747)	(1.1)
Other	(139,241)	(0.0)		(30,295)	-
Total forward contracts - short	1,254,485	0.2		(5,680,238)	(1.2)

NET UNREALIZED TRADING GAINS (LOSSES)
ON OPEN FORWARD CONTRACTS	$167,243	(0.0	) %	$(7,933,743)	(1.6	) %

NET UNREALIZED TRADING GAINS (LOSSES)
ON OPEN CONTRACTS	$20,402,778	3.7%		$(391,181)	(0.01	) %

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009

NET INVESTMENT INCOME:
Interest income	$179,576	$292,480

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains (losses) on
closed contracts	2,587,977	(11,418,591)
Net change in unrealized trading gains
(losses) on open contracts	20,793,959	(22,620,273)

NET GAIN (LOSS) ON TRADING
ACTIVITIES	23,381,936	(34,038,864)

NET INCOME (LOSS)	$23,561,512	$(33,746,384)

NET INCOME (LOSS) FOR A UNIT
OF PARTNERSHIP INTEREST	$397.53	$(655.48)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — January 1, 2010	$491,274,980	$-	$491,274,980

Issuance of 8,738 units of limited
partnership interest	79,727,930	-	79,727,930
Redemption of 4,499 units of limited
partnership interest	(41,464,901)	-	(41,464,901)
Net Income	23,561,512	-	23,561,512

PARTNERS’ CAPITAL — March 31, 2010	$553,099,521	$-	$553,099,521

PARTNERS’ CAPITAL — January 1, 2009	$503,016,088	$-	$503,016,088

Issuance of 6,334 units of limited
partnership interest	65,463,059	-	65,463,059
Redemption of 4,295 units of limited
partnership interest	(43,256,592)	-	(43,256,592)
Net Loss	(33,746,384)	-	(33,746,384)

PARTNERS’ CAPITAL — March 31, 2009	$491,476,171	$-	$491,476,171

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$23,561,512	$(33,746,384)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Net change in unrealized trading (gains) losses on open contracts	(20,793,959)	22,620,273
Changes in assets and liabilities:
Due from brokers	(8,545,602)	(24,701,897)
Interest receivable	14,847	78,011
Interest payable	4,683	-

Net cash used in
operating activities	(5,758,519)	(35,749,997)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	79,727,930	65,463,059
Payments on redemptions	(114,279,023)	(48,813,507)

Net cash provided by (used in)
financing activities	(34,551,093)	16,649,552

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(40,309,612)	(19,100,445)

CASH AND CASH EQUIVALENTS
Beginning of period	497,103,543	484,593,631

CASH AND CASH EQUIVALENTS
End of period	$456,793,931	$465,493,186

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

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

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure.  The limited partners, Man-AHL Diversified I L.P., Man-AHL Diversified II L.P., and Man-AHL Diversified L.P., are limited partnerships whose general partner is the General Partner. Man-AHL Diversified L.P. fully redeemed from the Trading Company as of December 31, 2009 and transferred a portion of the assets to Man-AHL Diversified I L.P. on January 1, 2010.

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

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $19,170,158 and $32,588,852 of cash restricted as collateral held as of March 31, 2010 and December 31, 2009, respectively.

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

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments.  Future contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2010 and December 31, 2009, the Trading Company did not have any positions in “Level 3”.

			Fair Value Measurments

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$20,235,535	$20,235,535	$-	$-

Net unrealized trading gains on open forward contracts	254,994	-	254,994	-

Net unrealized trading losses on open forward contracts	(87,751)	-	(87,751)	-

Total	$20,402,778	$20,235,535	$167,243	$-

Effective January 1, 2010, the Trading Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06") to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 only affected financial statement disclosures and had no impact on the financial position, results of operations, or cash flows of the Trading Company. There were no transfers between Level 1 and Level 2 investments.

4.	DERIVATIVE TRANSACTIONS

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

During the quarter ended March 31, 2010, the Trading Company traded 76,014 exchange-traded future contracts and settled 41,786 OTC forward contracts. During the quarter ended March 31, 2009, the Trading Company traded 51,914 exchange-traded future contracts and settled 11,044 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase.  As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At March 31, 2010 and December 31, 2009, estimated credit risk with regard to forward contracts was $254,994 and $247,019, respectively.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	March 31, 2010 (unaudited)		March 31, 2010 (unaudited)
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value**
Open forward contracts	Net unrealized trading gains on open forward contracts	$12,309,985	Net unrealized trading losses on open forward contracts	$(12,142,742)
Open futures contracts	Net unrealized trading gains on open futures contracts	23,830,385	Net unrealized trading losses on open futures contracts	(3,594,850)
Total Derivatives		$36,140,370		$(15,737,592)

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$13,990,855	Net unrealized trading losses on open forward contracts	$(21,924,598)
Open futures contracts	Net unrealized trading gains on open futures contracts	13,469,655	Net unrealized trading losses on open futures contracts	(5,927,093)
Total Derivatives		$27,460,510		$(27,851,691)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty in the Statements of Financial Condition in accordance with generally accepted accounting principles related to the right of offset under FASB issued Interpretation No. 39, entitled, “Offsetting of Amounts Related to Certain Contracts”, which has been codified into Accounting Standards Codification (“ASC”) 210.

The following table presents the impact of derivative instruments on the Statements of Operations. The Trading Company did not designate any derivatives as hedging instruments for the three months ended March 31, 2010 and March 31, 2009.

		For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Derivatives not designated as hedging instruments	Location of gain or loss recognized in income on Derivatives	(unaudited) Gain/(Loss) on Derivatives	(unaudited) Loss on Derivatives

Forward contracts	Net realized trading gains (losses) on closed contracts	$7,135,562	$(1,918,926)
	Net change in unrealized trading gains (losses) on open contracts	8,100,986	(7,352,438)

Futures contracts	Net realized trading losses on closed contracts	(4,547,585)	(9,499,665)
	Net change in unrealized trading gains (losses) on open contracts	12,692,973	(15,267,835)
Net Gain/(Loss) on Derivatives		$23,381,936	$(34,038,864)

5.	SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of financial statement issuance, and noted no subsequent events that require adjustment to or disclosure in these financial statements.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Form 10-K filed March 31, 2010.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended March 31, 2010:

31-Mar-10
Ending Equity	$397,316,951

Three months ended March 31, 2010:

Net assets increased $62,808,635 for the three months ended March 31, 2010.  This increase was attributable to subscriptions in the amount of $77,604,350, redemptions in the amount of $27,140,784 and a net gain from operations of $12,345,069.

Management Fees of $2,802,154, brokerage commissions of $372,101 and servicing fees of $1,442,395 were paid or accrued, and interest of $128,831 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2010.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2010 were $95,279.

The agriculturals sector ended the first quarter relatively flat after significant gains generated from short wheat positions were offset by losses sustained mainly from long positions in cotton, soy, sugar, cocoa and coffee.

Bond market trading ended the quarter down as profitable positions in European bonds were offset by losses in US Treasuries and Japanese government bonds. In the case of European bonds, long positions were beneficial in January in particular as concerns rose on the back of Greece’s fiscal problems. 10-year European bond yields continued to edge downwards over February and March, ending the quarter 30bps lower. The directional nature of European bonds was in contrast to 10-year US Treasury yields which fluctuated in the range of 3.5% - 3.9%, the choppy nature causing losses on both the long and short positions. It was a similar scenario for trading in Japanese bonds; long positions posted losses at the beginning and end of the quarter as yields advanced.

The currency sector performed well over the period as several strong trends emerged. The general ‘risk on’ trade continued to produce returns as commodity linked currencies, most notably the Australian dollar, rose on the back of the general recovery theme. The Australian dollar was further buoyed as the Reserve Bank of Australia raised interest rates to the benefit of long positions against the US dollar. However, the majority of the sector’s returns were a function of the sovereign debt concerns in the eurozone. Fears over high levels of debt in Greece, but also Ireland, Spain, Italy and Portugal led to a substantial fall in the value of the euro and resulted in large profits from the program’s short euro positioning. Further profits accrued elsewhere in Europe with the British pound coming under pressure following a combination of poor economic data, general election concerns and comments from the Bank of England suggesting a potential expansion of the quantitative easing program. On the negative side, whipsawing of positions led losses in the euro: pound and yen: dollar currency pairs.

The energy sector posted a modest profit in the period. A large profit was made on the back of shorting natural gas as it dropped to below $4 MMBtu by the end of March. This was due to seasonal temperature rises and concerns over growing supply as US gas stocks rose for the first time this year with weekly inventories up 11bn cubic feet, slightly above consensus market forecasts. Trading in crude oil was far more difficult as prices proved volatile and positions whipsawed. Prices were negatively affected by the concerns over sovereign debt in Europe and the possibility of monetary tightening in China. However, they were also bolstered by more positive news from the eurozone at the end of the period as a financial support package for Greece was agreed upon.

Trading in the interest rate sector produced profits as long positions in Euribor, Eurodollar and Short Sterling contracts performed well amid rising prices. Euribor headed the group; interest rate expectations in the eurozone remained low as the region worked towards a solution to Greece’s debt issues. In addition, concerns over the economic performance of other member nations such as Portugal, Ireland and Spain indicated to investors that rates would need to remain low in order to support an economic recovery. In the US, comments by Federal Reserve officials reiterated that rates would remain low for an extended period, driving Eurodollar prices higher. Long trades in Short Sterling were also beneficial as the UK’s budget position, the possibility of further quantitative easing and a timid economic rebound lowered expectations of a near-term rate hike.

Metals trading ended the quarter relatively flat. In January, the majority of long exposures weighed on performance. Fears that potential increases in interest rates in China, US and other major economies and sovereign debt problems in Europe could negatively impact demand for resources capped the performance of metals. Gold prices fell sharply towards the end of January as its appeal as a hedge against a weakened US dollar lessened as the US currency firmed over the month. Despite continued weakness in gold prices in February and March, sentiment towards commodities generally improved as the period progressed, amid bouts of weakness in the US dollar which prompted a broad return to risky assets, leading to gains for some long metals positions, notably nickel.

The majority of stock positions were held long over the quarter. However, long positions proved to be slightly detrimental. Despite positive trading in US stocks, losses made in the European and Asian markets were significant enough to wipe out gains. European stocks suffered due to credit difficulties in Greece which rose to the fore in mid-January. Over the three months, fears over European countries’ ability to repay its sovereign debt spread to Portugal and Spain. As a result, European stocks fell, with the MSCI Europe losing 1.8% over the quarter. As for Asian stocks, Chinese stocks were particularly impacted by concerns over imminent monetary tightening in China and the possibility of a revaluation of the renminbi. The Hang Seng Index led losses in this period.

Three months Ended March 31, 2009:

31-Mar -09
Ending Equity	$232,322,608

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

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2010.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to  materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On January 31, 2010, February 28, 2010 and March 31, 2010, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $5,422,283, $10,175,986, and $4,771,600, respectively.  On January 31, 2010, February 28, 2010 and March 31, 2010, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $42,351,101, $536,900 and $525,000, respectively.  On January 31, 2010, February 28, 2010 and March 31, 2010, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,108,477, $1,492,400 and $1,985,897, respectively.  On January 31, 2010, February 28, 2010 and March 31, 2010, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $7,687,706, $308,000 and $239,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2010:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
March 31, 2010	$7,366,446	$1,158,700	$1,396,962	$0
February 28, 2010	$4,929,312	$1,979,564	$1,254,198	$0
January 31, 2010	$3,381,657	$3,198,287	$944,611	$1,531,047
TOTAL	$15,677,415	$6,336,551	$3,595,771	$1,531,047

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on March 31, 2010 with the Partnership's Annual Report on Form 10-K.

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2010.

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