Form 10-Q
period 2010-06-30
MAN AHL DIVERSIFIED I LP
filed 2010-08-16
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2010 (unaudited) and December 31, 2009
(b)	For the three months ended June 30, 2010 and 2009 (unaudited) and for the six months ended June 30, 2010 and 2009 (unaudited)
(c)	For the six months ended June 30, 2010 and 2009 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL	
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners			
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS' CAPITAL January 1, 2010	$ 253,353,412	82,985	$ 569,005	186	$ 14,969,780	4,857	$ 61,704,853	20,211	$ 3,911,266	1,269	$ 334,508,316	109,508
Subscriptions	32,141,077	10,513	-	-	44,938,694	14,570	8,942,916	2,916	8,599,706	2,789	94,622,393	30,788
Redemptions	(32,518,464)	(10,458)	-	-	(11,047,699)	(3,550)	(5,119,691)	(1,659)	(1,668,848)	(552)	(50,354,702)	(16,219)
Net Income	9,068,971	-	19,130	-	2,033,443	-	2,217,525	-	398,965	-	13,738,034	-
PARTNERS' CAPITAL June 30, 2010	$ 262,044,996	83,040	$ 588,135	186	$ 50,894,218	15,877	$ 67,745,603	21,468	$ 11,241,089	3,506	$ 392,514,041	124,077
PARTNERS' CAPITAL January 1, 2009	$ 190,432,028	51,957	$ 683,098	186	$ -	-	$ 28,126,634	7,674	$ -	-	$ 219,241,760	59,817
Subscriptions	87,597,562	25,511	-	-	4,757,000	1,438	23,633,887	6,906	2,090,000	624	118,078,449	34,479
Redemptions	(25,769,506)	(7,709)	-	-	-	-	(3,391,737)	(987)	(50,265)	(16)	(29,211,508)	(8,712)
Net Loss	(31,719,925)	-	(93,881)	-	(196,780)	-	(5,393,771)	-	(111,803)	-	(37,516,160)	-
PARTNERS' CAPITAL June 30, 2009	$ 220,540,159	69,759	$ 589,217	186	$ 4,560,220	1,438	$ 42,975,013	13,593	$ 1,927,932	608	$ 270,592,541	85,584

See accompanying notes and attached financial statements

of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2010 and the results of its operations for the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”).  Man-AHL (USA) Limited (the “Advisor”), a United Kingdom company, is the Partnership’s trading advisor.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation serves as the Partnership’s general partner.  The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.   Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

At June 30, 2010 and December 31, 2009, the Partnership owned 40,455 and 36,545 units, respectively, of the Trading Company.  The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2010 and December 31, 2009 was 72.59% and 68.10%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2010, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, in accordance with ASU 2009-12, the Partnership transferred its investment in the Trading Company from a Level 3 to a Level 2 fair value measurement at year-end on a prospective basis. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a) At June 30, 2010 (unaudited) and December 31, 2009
(b) For the three months ended June 30, 2010 and 2009 (unaudited) and for the six months ended June 30, 2010 and 2009 (unaudited)
(c) For the six months ended June 30, 2010 and 2009 (unaudited)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2010 (unaudited)		December 31, 2009	
	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:				
Agricultural	$ 327,872	0.1 %	$ 518,842	0.1 %
Currencies	6,722,341	1.2	133,337	-
Energy	(335,227)	(0.1)	1,422,218	0.29
Indices	(1,009,062)	(0.2)	5,899,617	1.20
Interest rates	6,892,597	1.3	(2,356,137)	(0.48)
Metals	(1,973,356)	(0.4)	1,509,514	0.31
Total futures contracts - long	10,625,165	1.9	7,127,391	1.40
FUTURES CONTRACTS - Short:				
Agricultural	(440,038)	(0.1)	(363,107)	(0.1)
Currencies	18,920	0.0	207,712	-
Energy	943,409	0.2	6,674	-
Indices	2,490,764	0.5	(60,534)	-
Interest rates	197,135	0.0	810,858	0.2
Metals	104,275	0.0	(186,432)	-
Total futures contracts - short	3,314,465	0.6	415,171	0.1
NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$ 13,939,630	2.5 %	$ 7,542,562	1.5 %
FORWARD CONTRACTS - Long:				
Australian dollars	$ (2,329,862)	(0.4) %	$ (2,205,340)	(0.4) %
British pounds	259,787	0.0	(63,197)	-
Euro	(1,974,432)	(0.4)	768,737	0.2
Japanese yen	125,835	0.0	(51,963)	-
U.S. dollars	(1,211,020)	(0.2)	957,592	0.2
Gold bullion	1,554,769	0.3	(1,352,669)	(0.3)
Other	(1,549,928)	(0.3)	(306,665)	(0.1)
Total forward contracts - long	(5,124,851)	(1.0)	(2,253,505)	(0.4)
FORWARD CONTRACTS - Short:				
Australian dollars	740,512	0.1	566,214	0.1
British pounds	(967,949)	(0.2)	(734,855)	(0.1)
Euro	3,265,280	0.6	(283,926)	(0.1)
Japanese yen	(223,687)	(0.0)	186,231	-
New Zealand dollars	223,703	0.0	(116,860)	-
U.S. dollars	433,631	0.1	(5,266,747)	(1.1)
Other	175,368	0.0	(30,295)	-
Total forward contracts - short	3,646,858	0.6	(5,680,238)	(1.2)
NET UNREALIZED TRADING LOSSES ON OPEN FORWARD CONTRACTS	$ (1,477,993)	(0.4) %	$ (7,933,743)	(1.6) %
NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN CONTRACTS	$ 12,461,637	2.1 %	$ (391,181)	(0.01) %

See notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
NET INVESTMENT INCOME:				
Interest income	$ 162,032	$ 192,901	$ 341,608	$ 485,381
NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:				
Net realized trading gains (losses) on closed contracts	16,446,227	(35,599,982)	19,034,204	(47,018,573)
Net change in unrealized trading gains (losses) on open contracts	(7,941,141)	4,610,399	12,852,818	(18,009,874)
NET GAIN (LOSS) ON TRADING ACTIVITIES	8,505,086	(30,989,583)	31,887,022	(65,028,447)
NET INCOME (LOSS)	$ 8,667,118	$ (30,796,682)	$ 32,228,630	$ (64,543,066)
NET INCOME (LOSS) FOR A UNIT OF PARTNERSHIP INTEREST	$ 151.20	$ (555.15)	$ 548.73	$ (1,210.63)

See notes to financial statements.

	Limited Partners	General Partner	Total
PARTNERS' CAPITAL — January 1, 2010	$ 491,274,980	$ -	$ 491,274,980
Issuance of 10,781 units of limited partnership interest	99,307,719	-	99,307,719
Redemption of 8,714 units of limited partnership interest	(82,037,567)	-	(82,037,567)
Net Income	32,228,630	-	32,228,630
PARTNERS' CAPITAL — June 30, 2010	$ 540,773,762	$ -	$ 540,773,762
PARTNERS' CAPITAL — January 1, 2009	$ 503,016,088	$ -	$ 503,016,088
Issuance of 16,059 units of limited partnership interest	159,304,103	-	159,304,103
Redemption of 8,634 units of limited partnership interest	(84,348,422)	-	(84,348,422)
Net Loss	(64,543,066)	-	(64,543,066)
PARTNERS' CAPITAL — June 30, 2009	$ 513,428,703	$ -	$ 513,428,703

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2010 and the results of its operations for the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

1.	ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner.  The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange.  The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the CFTC as a commodity pool operator and commodity trading adviser and is a member of the NFA in such capacities.

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company.  The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc.  The Advisor is registered with the CFTC as a commodity pool operator and commodity trading advisor, and is a member of the NFA, in such capacities in addition to registration with the Financial Services Authority in the United Kingdom.  On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Trading Company.  The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $13,200,853 and $32,588,852 of cash restricted as collateral held as of June 30, 2010 and December 31, 2009, respectively.

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

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2009 and 2008.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Expenses incurred by the Trading Company are not reflected in the financial reporting of the Trading Company level but are allocated pro rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners. These expenses include, but are not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit and tax return preparation fees. Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit upon 10 days prior written notice to the General Partner. The General

Partner may suspend redemptions of units of the Trading Company only if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events as specified in the Trading Company’s limited partnership agreement.

4.	FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments.  Future contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2010 and December 31, 2009, the Trading Company did not have any positions in “Level 3”.

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

5.	DERIVATIVE TRANSACTIONS

The investment objective of the Trading Company is achieved by participation in the AHL Diversified Program directed on behalf of the Trading Company by Man-AHL (USA) Limited. The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and OTC markets). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, metals and agriculture.

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

During the quarter ended June 30, 2010, the Trading Company traded 108,536 exchange-traded future contracts and settled 56,399 OTC forward contracts. During the six month period ended June 30, 2010, the Trading Company traded 184,550 exchange-traded future contracts and settled 98,185 OTC forward contracts. During the quarter ended June 30, 2009, the Trading Company traded 65,567 exchange-traded future contracts and settled 24,950 OTC forward contracts. During the six month period ended June 30, 2009, the Trading Company traded 117,481 exchange-traded future contracts and settled 35,994 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase.  As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At June 30, 2010 and December 31, 2009, estimated credit risk with regard to forward contracts was $0 and $247,019, respectively.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives	
	June 30, 2010 (unaudited)		June 30, 2010 (unaudited)	
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$ 13,628,886	Net unrealized trading losses on open forward contracts	$ (15,106,879)
Open futures contracts	Net unrealized trading gains on open futures contracts	19,868,462	Net unrealized trading losses on open futures contracts	(5,928,832)
Total Derivatives		$ 33,497,348		$ (21,035,711)

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives	
	December 31, 2009		December 31, 2009	
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$ 13,990,855	Net unrealized trading losses on open forward contracts	$ (21,924,598)
Open futures contracts	Net unrealized trading gains on open futures contracts	13,469,655	Net unrealized trading losses on open futures contracts	(5,927,093)
Total Derivatives		$ 27,460,510		$ (27,851,691)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty in the Statements of Financial Condition in accordance with generally accepted accounting principles related to the right of offset under ASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the Statements of Operations. The Trading Company did not designate any derivatives as hedging instruments for the three months and six months ended June 30, 2010 and June 30, 2009.

6.	SUBSEQUENT EVENTS

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by Man-AHL (USA) Limited (the “Advisor”).  The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories.  The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company.  Past performance is not necessarily indicative of its futures results.  Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Periods Ended June 30, 2010:

30-Jun-10
Ending Equity	$392,514,041

Three months ended June 30, 2010:

Net assets decreased $4,802,910 for the three months ended June 30, 2010.  This decrease was attributable to subscriptions in the amount of $17,018,042, redemptions in the amount of $23,213,918 and a net gain from operations of $1,392,965.

Management Fees of $2,842,103, brokerage commissions of $433,952 and servicing fees of $1,461,461 were paid or accrued, and interest of $146,813 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended June 30, 2010.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2010 were $165,437.

Six months ended June 30, 2010:

Net assets increased $58,005,725 for the six months ended June 30, 2010.  This increase was attributable to subscriptions in the amount of $94,622,392, redemptions in the amount of $50,354,702 and a net gain from operations of $13,738,034.

Management Fees of $5,644,257, brokerage commissions of $806,053 and servicing fees of $2,903,856 were paid or accrued, and interest of $275,644 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the six months ended June 30, 2010.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2010 were $260,716.

Three months ended June 30, 2010:

The agriculturals sector posted a loss in the second quarter.  There was no real underlying trend in the agriculturals sector as a whole, resulting in the majority of contracts being held both long and short at different times over the period.  Long cotton positions were the leading detractors.  Having risen over 50% in the past 12 months, cotton prices were more volatile in the quarter, largely moving between 5% up and 5% down, therefore causing a whipsawing of positions.  Further losses came from cocoa and wheat positions.  The AHL Diversified Program was unable to lock in gains related to positions on cocoa contracts as cocoa prices exhibited no stable trend in the quarter.  Wheat positions were held short for the entire quarter and consequently suffered as wheat prices rallied on the back of supply concerns.

Bond market trading posted strong and consistent gains in the second quarter.  Long positions in US, European and Japanese bonds proved particularly profitable as investors demand for “safe haven” assets surged amid fears that the global economic recovery would be hurt by the eurozone sovereign debt crisis.  Data releases in the US, such as May’s private sector figures from the US non-farm payroll showing that only 41,000 jobs were created, also helped to rally bond prices as investors increasingly grew concerned over the fragility of the economic recovery.  Japanese bonds also received a boost from increased investor confidence after the Japanese government pledged to balance its books within 10 years, restrict debt sales and overhaul the domestic tax system.

The currency sector produced mixed performances in the second quarter and ultimately posted a loss.  The main detractors were long positions in commodity-linked and emerging market currencies against the US dollar, including trades such as long AUD/USD, CAD/USD, ZAR/USD and BRL/USD.  With the onset of a higher level of investor risk aversion due to the European sovereign debt crisis and concerns over a global economic slowdown, currencies linked to higher growth rates faltered as investors fled from more risky assets in favor of “safe haven” currencies.  For example the Australian dollar fell 8.3% versus the US dollar over the quarter while the US dollar rallied 4.5% on a trade-weighted basis.  On the positive side, the dominating trade was short euro positions as the AHL Diversified Program capitalized on the Greek debt crisis and subsequent concerns over the future stability of the euro.  Leading trades in this theme included short euro positions against the US dollar and Japanese yen as the euro fell 9.4% against the dollar and 14.3% against the yen.  Other notable gains came from short British pound positions due to concerns over UK’s fiscal position and speculation that UK may have its credit rating cut as a result.

The energy sector posted a loss in the second quarter.  Losses were predominantly due to short positions in natural gas as prices rose on forecasts of hot weather in the US and government predictions of an extremely active hurricane season later this year.  As a result, demand increased while the outlook for supply dampened.  Further losses were due to long positions in crude oil and other oil related products.  Prices of crude oil and other oil related products were negatively affected as fears over the future demand outlook on the back of sovereign debt issues in Europe weighed on investors and by signs of a slowdown in China’s economic growth towards the end of the quarter.

Trading in the interest rate sector produced profits in the second quarter.  Short-term interest rate trading posted a profit as long positions in various contracts benefitted after sovereign debt issues and reduced future growth expectations raised speculation that interest rates around the globe were unlikely to be raised for a prolonged period of time.  Long positions in Eurodollar proved particularly profitable as investors grew concerned over weaker-than-expected jobs data and comments from the Federal Reserve, highlighting their cautious outlook on the US economy.  Long Euribor positions also generated strong gains as lingering sovereign debt issues in Europe continued to weigh on investor expectations for growth.  Elsewhere, long positions in Short Sterling added gains due to worries that UK’s emergency budget, which proposed savage cuts to public spending, would pose a threat to UK’s economic recovery.  As a result, prices rose as investors increasingly expected that the Bank of England would continue to keep UK interest rates at record lows in order to support the fragile recovery.

Metals trading ended the second quarter with a loss, despite a profitable start in April.  The majority of long positions profited in April amid expectations that commodity demand from China will remain firm, as evidenced by China’s strong economic growth in the first quarter.  However, the outlook for demand deteriorated in May following reports that China had implemented additional measures to cool its rapidly expanding economy.  In particular, long positions in nickel and copper dragged on performance.  While long positions in gold benefitted from continued demand for “safe haven” assets as investors increasingly took flight from the sovereign debt troubles in Europe, such risk aversion theme continued in June to the detriment of long base metal positions, with losses resulting from such positions outweighing the profits accrued from long gold positions.

Trading in stock indices posted a loss in the second quarter.  The majority of long positions proved unprofitable over the quarter, led by Germany’s Dax, Japan’s Nikkei 225 and France’s CAC 40.  Losses were more a function of marginal losses widely dispersed across a large number of contracts.  Losses across the board indicated a broad global sell-off as investors shunned risky assets, sending stock prices steeply lower.  In Europe, fears that the Greek debt debacle could repeat itself in other countries drove investors from local stock markets over the majority of the quarter.  Meanwhile in Asia, stock indices largely took their direction from European markets.  In particular, stocks in Japanese exporters fell due to concerns over the effect that the crisis will have on exports to the region.  In June, the ongoing “risk on/risk off” environment proved troublesome with losses experienced on both the long and short side for the majority of contracts as the AHL Diversified Program failed to work around whipsawing equity prices.  On the positive side, long positions in the Russell 2000 and short positions in S&P 500 managed to post modest gains over the quarter.

Three months ended March 31, 2010:

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

The currency sector performed well over the period as several strong trends emerged. The general ‘risk on’ trade continued to produce returns as commodity linked currencies, most notably the Australian dollar, rose on the back of the general recovery theme. The Australian dollar was further buoyed as the Reserve Bank of Australia raised interest rates to the benefit of long positions against the US dollar. However, the majority of the sector’s returns were a function of the sovereign debt concerns in the eurozone. Fears over high levels of debt in Greece, but also Ireland, Spain, Italy and Portugal led to a substantial fall in the value of the euro and resulted in large profits from the program’s short euro positioning. Further profits accrued elsewhere in Europe with the British pound coming under pressure following a combination of poor economic data, general election concerns and comments from the Bank of England suggesting a potential expansion of the quantitative easing program. On the negative side, whipsawing of positions led losses in the euro:pound and yen:dollar currency pairs.

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

Periods Ended June 30, 2009:

30-Jun -09
Ending Equity	$270,592,541

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

Elsewhere, long positions in Japanese government bonds were impacted by significant fluctuations in May price movements.  A switch to short positions in early June also proved unfavourable as prices rallied strongly throughout June. Poor economic data, which suggested a slow economic recovery, was the main driver of demand for the safe haven asset.  Profits generated from exposure to Australian bonds over May and June managed to trim losses. As Australian bond prices trended lower, the AHL Diversified Program’s short positions benefited.

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

The energy sector produced the largest contribution to overall returns during the quarter. Switching in early May to a long position in Crude Oil proved profitable as it rallied to an eight month high of over USD 73 per barrel in June. However, profits tailed off slightly towards the end of the month on news of weaker-than-expected US consumer confidence. Gains also came from long positions in Gasoline which closely followed the performance of crude.  Natural gas detracted from profits as prices significantly fluctuated due to conflicting economic data and concerns over a “supply crunch” after Gazprom announced investment cuts and production delays.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 4T.                      Controls and Procedures.

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2010.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to  materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On April 30, 2010, May 31, 2010 and June 30, 2010, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $3,381,908, $3,775,815, and $4,613,383, respectively.  On April 30, 2010, May 31, 2010 and June 30, 2010, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $350,000, $815,000 and $360,692, respectively.  On April 30, 2010, May 31, 2010 and June 30, 2010, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,001,808, $902,000 and $1,452,335, respectively.  On January April 30, 2010, May 31, 2010 and June 30, 2010, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $181,000, $122,000 and $62,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June, 2010:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2010	$7,268,388	$1,078,120	$894,749	$112,800
May 31, 2010	$5,997,247	$2,559,132	$286,880	$25,000
June 30, 2010	$3,575,413	$1,073,896	$342,293	$0
TOTAL	$16,841,048	$4,711,148	$1,523,922	$137,800

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August [  ], 2010.

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