Form 10-Q
period 2010-09-30
MAN AHL DIVERSIFIED I LP
filed 2010-11-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______

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
Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At September 30, 2010 (unaudited) and December 31, 2009
(b)	For the three months ended September 30, 2010 and 2009 (unaudited) and for the nine months ended September 30, 2010 and 2009 (unaudited)
(c)	For the nine months ended September 30, 2010 and 2009 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS

CASH AND CASH EQUIVALENTS	$9,009,610	$8,321,635

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	420,323,486	334,568,212

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	5,575,952	9,251,843
		-
OTHER ASSETS	295	295

TOTAL	$434,909,343	$352,141,985

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$3,887,391	$7,829,165
Subscriptions received in advance	9,009,610	8,381,824
Management fees payable	1,009,391	842,617
Servicing fees payable	518,435	425,445
Accrued expenses	160,735	154,618

Total liabilities	14,585,562	17,633,669

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding
at September 30, 2010 and December 31, 2009, respectively)	620,744	569,005
Limited Partners - Class A (84,630.83 and 82,984.62 units outstanding
at September 30, 2010 and December 31, 2009, respectively)	281,873,939	253,353,412
Limited Partners - Class A Series 2 (15,410.64 and 4,857.29 units outstanding
at September 30, 2010 and December 31, 2009, respectively)	52,302,645	14,969,780
Limited Partners - Class B (22,060.64 and 20,210.95 units outstanding
at September 30, 2010 and December 31, 2009, respectively)	73,476,338	61,704,853
Limited Partners - Class B Series 2 (3,550.48 and 1,269.10 units outstanding
at September 30, 2010 and December 31, 2009, respectively)	12,050,115	3,911,266

Total partners’ capital	420,323,781	334,508,316

TOTAL	$434,909,343	$352,141,985

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,330.64	$3,053.03

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$3,393.93	$3,081.92

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,330.65	$3,053.04

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$3,393.94	$3,081.93

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

NET INVESTMENT INCOME/EXPENSE
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P. -
Interest income	$163,692	$142,324	$439,336	$372,691
Other expenses	(72,675)	-	(72,675)	-
Brokerage commissions	(430,857)	-	(430,857)	-

Net investment income (loss) allocated from
Man-AHL Diversified Trading Company L.P.	$(339,840)	$142,324	$(64,196)	$372,691

PARTNERSHIP EXPENSES:
Brokerage commissions	-	259,857	806,053	550,480
Management fees	2,945,280	2,378,017	8,589,537	6,092,414
Servicing fees	1,513,131	1,196,888	4,416,987	3,056,697
Other expenses	147,541	129,744	408,257	400,031

Total expenses	4,605,952	3,964,506	14,220,834	10,099,622

Net investment loss	(4,945,792)	(3,822,182)	(14,285,030)	(9,726,931)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	10,300,937	2,235,447	24,215,857	(20,965,050)
Net change in unrealized trading gains
on open contracts	17,060,123	9,396,032	26,222,475	985,118

Net gains (losses) on trading activities allocated
from Man-AHL Diversified
Trading Company L.P.	27,361,060	11,631,479	50,438,332	(19,979,932)

NET INCOME (LOSS)	$22,415,268	$7,809,297	$36,153,302	$(29,706,863)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$174.96	$77.13	$277.61	$(426.60)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$188.36	$87.57	$312.01	$(133.61)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$174.96	$77.13	$277.61	$(426.60)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$188.35	$87.57	$312.01	$(133.61)

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	42,262,497	13,689	-	-	45,996,056	14,895	12,381,105	3,994	8,961,706	2,900	109,601,364	35,478
Redemptions	(37,650,267)	(12,043)	-	-	(13,687,152)	(4,341)	(6,707,413)	(2,145)	(1,894,369)	(619)	(59,939,201)	(19,148)
Net Income	23,908,297	-	51,739	-	5,023,961	-	6,097,793	-	1,071,512	-	36,153,302	-

PARTNERS’ CAPITAL
September 30, 2010	$281,873,939	84,631	$620,744	186	$52,302,645	15,411	$73,476,338	22,060	$12,050,115	3,550	$420,323,781	125,838

PARTNERS’ CAPITAL
January 1, 2009	$190,432,028	51,957	$683,098	186	$-	-	$28,126,634	7,674	$-	-	$219,241,760	59,817

Subscriptions	125,457,131	37,439	-	-	12,144,570	3,754	40,037,273	12,071	4,037,500	1,233	181,676,474	54,497
Redemptions	(34,832,816)	(10,535)	-	-	-	-	(5,286,802)	(1,577)	(50,265)	(16)	(40,169,883)	(12,128)
Net Loss	(25,659,026)	-	(79,506)	-	89,453	-	(4,037,890)	-	(19,894)	-	(29,706,863)	-

PARTNERS’ CAPITAL
September 30, 2009	$255,397,317	78,861	$603,592	186	$12,234,023	3,754	$58,839,215	18,168	$3,967,341	1,217	$331,041,488	102,186

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$36,153,302	$(29,706,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchases of investment in Man-AHL Diversified Trading Company L.P.	(109,601,364)	(181,676,474)
Sales of investment in Man-AHL Diversified Trading Company L.P.	77,896,117	51,615,750
Net change in (appreciation) depreciation of investment in
Man-AHL Diversified Trading Company L.P.	(50,374,136)	19,607,241
Changes in assets and liabilities:
Management fees payable	166,774	262,408
Incentive fees payable	-	(2,079,483)
Servicing fees payable	92,990	134,482
Accrued expenses	6,117	75,349

Net cash used in operating activities	(45,660,200)	(141,767,590)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	110,229,150	187,475,608
Payments on redemptions	(63,880,975)	(40,372,604)

Net cash provided by financing activities	46,348,175	147,103,004

NET INCREASE IN CASH	687,975	5,335,414

CASH AND CASH EQUIVALENTS
Beginning of Period	8,321,635	8,729,540

CASH AND CASH EQUIVALENTS
End of Period	$9,009,610	$14,064,954

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2010 and the results of its operations for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”).  Man-AHL (USA) Limited (the “Advisor”), a United Kingdom company, is the Partnership’s trading advisor.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s general partner.  The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange.  The General Partner oversees the operations and management of the Partnership.  The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.  Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

At September 30, 2010 and December 31, 2009, the Partnership owned 40,651 and 36,545 units, respectively, of the Trading Company.  The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2010 and December 31, 2009 was 72.97% and 68.10%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2010, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, in accordance with ASU 2009-12, the Partnership transferred its investment in the Trading Company from a Level 3 to a Level 2 fair value measurement at year-end on a prospective basis. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

The Trading Company utilizes MF Global, Inc. (“MFG”) and Credit Suisse to clear its futures trading activity.  The Trading Company utilizes Royal Bank of Scotland (“RBS”) and JPMorgan Chase (“JPM”) to clear its forward trading activity.  At September 30, 2010, the Partnership did not have any open forward contracts with JPM.

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
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a) At September 30, 2010 (unaudited) and December 31, 2009
(b) For the three months ended September 30, 2010 and 2009 (unaudited) and for the nine months ended September 30, 2010 and 2009 (unaudited)
(c) For the nine months ended September 30, 2010 and 2009 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS

Equity in commodity futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$23,677,349	$7,542,562
Net unrealized trading gains on open forward contracts	12,589,491	247,019
Due from brokers	65,577,232	80,534,233
	101,844,072	88,323,814

Cash and cash equivalents	481,270,777	497,103,543

Interest receivable	20,453	16,750

TOTAL	$583,135,302	$585,444,107

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$6,594,701	$85,988,365
Accrued expenses	95,925	-
Net unrealized trading losses on open future contracts	436,357	8,180,762

Total liabilities	$7,126,983	$94,169,127

PARTNERS’ CAPITAL:
Limited Partners (55,709.69 and 53,661.82 units outstanding at
September 30, 2010 and December 31, 2009, respectively)	576,008,319	491,274,980

Total partners’ capital	576,008,319	491,274,980

TOTAL	$583,135,302	$585,444,107

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$10,339.46	$9,155.02

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2010 (unaudited)		December 31, 2009
	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$3,942,735	0.7%	$518,842	0.1%
Currencies	4,766,736	0.8	133,337	-
Energy	2,752,950	0.5	1,422,218	0.29
Indices	274,579	0.0	5,899,617	1.20
Interest rates	2,702,431	0.5	(2,356,137)	(0.48)
Metals	7,217,994	1.3	1,509,514	0.31
Total futures contracts - long	21,657,425	3.8	7,127,391	1.40

FUTURES CONTRACTS - Short:
Agricultural	(74)	(0.0)	(363,107)	(0.1)
Currencies	136,341	0.0	207,712	-
Energy	1,716,044	0.3	6,674	-
Indices	708,262	0.1	(60,534)	-
Interest rates	275,586	0.0	810,858	0.2
Metals	(1,252,592)	(0.2)	(186,432)	-
Total futures contracts - short	1,583,567	0.2	415,171	0.1

NET UNREALIZED TRADING GAINS
ON OPEN FUTURES CONTRACTS	$23,240,992	4.0%	$7,542,562	1.5%

FORWARD CONTRACTS - Long:
Australian dollars	$2,817,037	0.4%	$(2,205,340)	(0.4	) %
British pounds	1,567,920	0.3	(63,197)	-
Euro	18,999,789	3.3	768,737	0.2
Japanese yen	(157,547)	(0.0)	(51,963)	-
U.S. dollars	(3,605,931)	(0.6)	957,592	0.2
Gold bullion	2,216,321	0.4	(1,352,669)	(0.3)
Other	1,552,715	0.3	(306,665)	(0.1)
Total forward contracts - long	23,390,304	4.1	(2,253,505)	(0.4)

FORWARD CONTRACTS - Short:
Australian dollars	(207,892)	(0.0)	566,214	0.1
British pounds	(1,470,889)	(0.3)	(734,855)	(0.1)
Euro	(26,674,379)	(4.6)	(283,926)	(0.1)
Japanese yen	28,011	0.0	186,231	-
New Zealand dollars	(200,373)	(0.0)	(116,860)	-
U.S. dollars	18,085,754	3.1	(5,266,747)	(1.1)
Other	(361,045)	(0.1)	(30,295)	-
Total forward contracts - short	(10,800,813)	(1.9)	(5,680,238)	(1.2)

NET UNREALIZED TRADING LOSSES
ON OPEN FORWARD CONTRACTS	$12,589,491	2.2%	$(7,933,743)	(1.6	) %

NET UNREALIZED TRADING GAINS (LOSSES)
ON OPEN CONTRACTS	$35,830,483	6.2%	$(391,181)	(0.01	) %

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

NET INVESTMENT INCOME:
Interest income	$95,971	$254,522	$437,579	$739,903

TOTAL INVESTMENT INCOME	95,971	254,522	437,579	739,903

EXPENSES
Brokerage commissions	1,707,667	-	1,707,667	-
Other expenses	95,925	-	95,925	-
Total expenses	1,803,592	-	1,803,592	-

NET INVESTMENT INCOME (LOSS)	(1,707,621)	254,522	(1,366,013)	739,903

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains (losses) on
closed contracts	14,082,823	3,623,103	33,117,028	(43,395,470)
Net change in unrealized trading gains
(losses) on open contracts	23,368,845	17,098,033	36,221,662	(911,841)

NET GAIN (LOSS) ON TRADING
ACTIVITIES	37,451,668	20,721,136	69,338,690	(44,307,311)

NET INCOME (LOSS)	$35,744,047	$20,975,658	$67,972,677	$(43,567,408)

NET INCOME (LOSS) FOR A UNIT
OF PARTNERSHIP INTEREST	$635.71	$344.52	$1,184.44	$(866.11)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — January 1, 2010	$491,274,980	$-	$491,274,980

Issuance of 12,360 units of limited
partnership interest	114,786,696	-	114,786,696
Redemption of 10,305 units of limited
partnership interest	(98,026,034)	-	(98,026,034)
Net Income	67,972,677	-	67,972,677

PARTNERS’ CAPITAL — September 30, 2010	$576,008,319	$-	$576,008,319

PARTNERS’ CAPITAL — January 1, 2009	$503,016,088	$-	$503,016,088

Issuance of 24,412 units of limited
partnership interest	237,140,657	-	237,140,657
Redemption of 11,398 units of limited
partnership interest	(110,420,513)	-	(110,420,513)
Net Loss	(43,567,408)	-	(43,567,408)

PARTNERS’ CAPITAL — September 30, 2009	$586,168,824	$-	$586,168,824

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$67,972,677	$(43,567,408)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Net change in unrealized trading (gains) losses on open contracts	(36,221,664)	911,841
Changes in assets and liabilities:
Due from brokers	14,957,001	(44,554,286)
Interest receivable	(3,703)	80,939
Accrued Expenses	95,925	-

Net cash provided by (used in)
operating activities	46,800,236	(87,128,914)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	114,786,696	237,140,657
Payments on redemptions	(177,419,698)	(127,207,924)

Net cash (used in) provided by
financing activities	(62,633,002)	109,932,733

NET CHANGE IN CASH
AND CASH EQUIVALENTS	(15,832,766)	22,803,819

CASH AND CASH EQUIVALENTS
Beginning of period	497,103,543	484,593,631

CASH AND CASH EQUIVALENTS
End of period	$481,270,777	$507,397,450

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2010 and the results of its operations for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company.  The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc.  The Advisor is registered with the CFTC as a commodity pool operator and commodity trading advisor, and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom.  On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Trading Company.  The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacities.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $14,775,077 and $32,588,852 of cash restricted as collateral held as of September 30, 2010 and December 31, 2009, respectively.

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

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2010 and the year ended December 31, 2009.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the Trading Company level but are allocated pro-rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners.  These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company were reflected in the financial reporting of the Trading Company level.  As these amounts had previously been recovered through investor redemptions, there was no impact on partners' capital as of September 30, 2010 as result of the change.

Partner contributions occur as of the first day of any month at the opening net asset value.  Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company only if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

4.	FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments.  Future contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2010 and December 31, 2009, the Trading Company did not have any positions in “Level 3”.

		Fair Value Measurments
Description	Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts	$23,677,349	$23,677,349	$-	$-

Net unrealized trading gains on open forward contracts	12,589,491	-	12,589,491	-

Net unrealized trading losses on open future contracts	(436,357)	(436,357)		-

Total	$35,830,483	$23,240,992	$12,589,491	$-

		Fair Value Measurments
Description	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts	$7,542,562	$7,542,562	$-	$-

Net unrealized trading losses on open forward contracts	$(7,933,743)	$-	$(7,933,743)	$-

Total	$(391,181)	$7,542,562	$(7,933,743)	$-

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

During the quarter ended September 30, 2010, the Trading Company traded 125,885 exchange-traded future contracts and settled 66,859 OTC forward contracts. During the nine month period ended September 30, 2010, the Trading Company traded 310,435 exchange-traded future contracts and settled 165,044 OTC forward contracts. During the quarter ended September 30, 2009, the Trading Company traded 73,169 exchange-traded future contracts and settled 34,453 OTC forward contracts. During the nine month period ended September 30, 2009, the Trading Company traded 190,650 exchange-traded future contracts and settled 70,447 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase.  As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At September 30, 2010 and December 31, 2009, estimated credit risk with regard to forward contracts was $12,589,491 and $247,019, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	September 30, 2010 (unaudited)		September 30, 2010 (unaudited)
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$55,215,372	Net unrealized trading losses on open forward contracts	$(42,625,881)
Open futures contracts	Net unrealized trading gains on open futures contracts	27,622,352	Net unrealized trading losses on open futures contracts	(4,381,360)
Total Derivatives		$82,837,724		$(47,007,241)

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$13,990,855	Net unrealized trading losses on open forward contracts	$(21,924,598)
Open futures contracts	Net unrealized trading gains on open futures contracts	13,469,655	Net unrealized trading losses on open futures contracts	(5,927,093)
Total Derivatives		$27,460,510		$(27,851,691)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty in the Statements of Financial Condition in accordance with generally accepted accounting principles related to the right of offset under ASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the Statements of Operations. The Trading Company did not designate any derivatives as hedging instruments for the three and nine months ended September 30, 2010 and September 30, 2009.

		For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Derivatives not designated as hedging instruments	Location of gain recognized in income on Derivatives	(unaudited) Gain on Derivatives	(unaudited) Gain on Derivatives

Forward contracts	Net realized trading gains on closed contracts	$1,929,282	$14,038,346
	Net change in unrealized trading gains on open contracts	14,067,483	20,523,232

Futures contracts	Net realized trading gains on closed contracts	12,153,541	19,078,682
	Net change in unrealized trading gains on open contracts	9,301,362	15,698,430
Net Gain on Derivatives		$37,451,668	$69,338,690

		For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments	Location of gain or loss recognized in income on Derivatives	(unaudited) Gain/(Loss) on Derivatives	(unaudited) Gain/(Loss) on Derivatives

Forward contracts	Net realized trading gains (losses) on closed contracts	$(1,070,427)	$(17,079,186)
	Net change in unrealized trading gains on open contracts	7,184,805	2,902,341

Futures contracts	Net realized trading gains (losses) on closed contracts	4,693,530	(26,316,284)
	Net change in unrealized trading gains (losses) on open contracts	9,913,228	(3,814,182)
Net Gain/(Loss) on Derivatives		$20,721,136	$(44,307,311)

6.	SUBSEQUENT EVENTS

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

Periods Ended September 30, 2010:

30-Sep-10
Ending Equity	$420,323,781

Three months ended September 30, 2010:

Net assets increased $27,809,740 for the three months ended September 30, 2010.  This decrease was attributable to subscriptions in the amount of $14,978,971, redemptions in the amount of $9,584,499 and a net gain from operations of $22,415,268.

Management Fees of $2,945,280 and servicing fees of $1,513,131 were paid or accrued, and interest of $163,692 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2010.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2010 were $147,541.

Nine months ended September 30, 2010:

Net assets increased $85,815,465 for the nine months ended September 30, 2010.  This increase was attributable to subscriptions in the amount of $109,601,364, redemptions in the amount of $59,939,201 and a net gain from operations of $36,153,302.

Management Fees of $8,589,537 and servicing fees of $4,416,987 were paid or accrued, and interest of $439,336 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the nine months ended September 30, 2010.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2010 were $408,257.

Three months ended September 30, 2010:

Trading in the agriculturals sector proved rewarding over the third quarter, with the majority of long positions leading to gains. Long exposure to cotton, corn and wheat proved particularly beneficial. Long positions in cotton posted gains as prices rallied over the majority of the quarter, boosted by supply fears in Pakistan and India, the world’s fourth and second largest cotton producers. Long exposure to corn was also proved profitable, mainly in September, after prices jumped higher as early poor results from the US crop harvest combined with news that Russia would extend a grain export ban by nearly a year raised fears over supplies. Meanwhile, a long allocation to wheat proved favourable especially in August as a fall in supplies from major producers, such as Russia’s ban on grain exports due to severe drought and lower out put from Ukraine and Kazakhstan due to adverse weather conditions lifted wheat prices. However, some profits were trimmed by long cocoa positions as prices sold off sharply in July after investors started to question the reasons behind a surge which saw the commodity reach multi-decade highs.

Bond trading posted a strong performance over the period. The sector’s generally long positioning profited from the increased cautiousness among investors concerning the outlook for global economic growth. Long US Treasury positions produced standout gains as disappointing data releases in the US, notably Q2 GDP and US non-farm payroll data, highlighted the fragility of domestic growth. The growing negative outlook led to fears of a double dip, boosting safe-haven demand while rising speculation that the Federal Reserve would initiate another round of ‘quantitative easing’ further lent support to bond prices. Towards the end of the period, returning investor confidence meant long bond exposures suffered, handing back some of the earlier profits. Long positions in Australian bonds proved detrimental as strong domestic jobs data led to increasing speculation over further monetary tightening in Australia.

Trading in currency markets posted one of the stronger sector returns for the quarter as short US dollar positions dominated positive returns. The US dollar fell 6.7% on a trade weighted basis over the quarter as an increase in risk appetite and the prospect of monetary expansion weighed heavily on the currency. Profits were captured from a number of different short US dollar currency pairs, but the most notable return came from short US dollar positions against the Australian dollar. The Australian dollar rose 15.0% against the US dollar over the quarter as strong Australian economic data prompted speculation over near term rate rises in the country, in stark contrast to the situation in the US.

On the negative side, short euro positions suffered. The euro recovered 6.6% on a trade weighted basis following an easing of the sovereign debt worries that had plagued the European single currency over Q2. Short positions against both the US dollar and Japanese yen detracted from performance. Further losses came from both long and short positions in the Canadian dollar against the US dollar as range bound price movements meant that no clear trend emerged and positions were whipsawed.

The energy sector suffered negative performance over the third quarter. Losses were predominately due to short positions in crude oil. Larger-than-expected drawdown in inventories, hurricane fears and the weaker US dollar all combined with a rally in risk appetite to push prices higher. Natural Gas shorts were the only positive contributor across the period. Prices sunk in August following milder weather forecasts and as the threat of hurricanes in the Gulf of Mexico diminished. Natural gas gains were further offset by losses on both the long and short side in oil distillates as prices were volatile throughout the period.

Short-term interest rate trading was positive for the quarter. Early on, investors grew pessimistic over US data releases which highlighted the weakness of the domestic recovery and increased expectations for a continued period of ultra-low interest-rates. US interest-rate expectations were further priced down as concerns over the potential for a double-dip and fears of a deflationary shock, leading to strong gains for long Eurodollar contracts. Eurodollar positions proved the top performing contract for the programme as a whole, boosted further amid expectations of an easy monetary policy after the chairman of the Federal Reserve, Ben Bernanke, indicated that the US central bank was ready to stimulate the economy if necessary. On the negative side, Euribor positions were whipsawed as investors remained uncertain over the strength of the economic recovery, ultimately hurting on the long side towards the end of the period as the outlook improved.

Returns from metal market trading were dominated by gains from long positions, especially from precious metals. Gold prices rose due to concerns over a potential double-dip in the global economy and high levels of investor risk aversion. Gains from long silver positions were also attributed to the same set of influences. Later on, long exposure to precious metals continued to secure solid gains due to demand for their perceived ‘safe-haven’ status amid concerns over further quantitative easing’ activities in the US. Long exposure to industrial metals such as copper and tin added further gains as signs of improved domestic demand in China buoyed the outlook for demand.

Trading in equity markets sustained losses over Q3 as an uncertain outlook on the global economic recovery led to an environment of unstable trends as investor opinions swung from positive to negative at various times over the quarter. Short positions in the S&P500 and Nikkei 225 were among the main detractors to performance. On the positive side, long positions in emerging Asian indices posted good gains as the global economic recovery was viewed to be more on track in emerging markets.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 4.                      Controls and Procedures.

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2010.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to  materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On July 31, 2010, August 31, 2010 and September 30, 2010, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $4,002,115, $3,384,900, and $2,734,407, respectively.  On July 31, 2010, August 31, 2010 and September 30, 2010, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $703,000, $0, and $354,364, respectively.  On July 31, 2010, August 31, 2010 and September 30, 2010, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,160,570, $1,289,300, and $988,320, respectively.  On July 31, 2010, August 31, 2010 and September 30, 2010, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $161,000, $70,000, and $131,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)           Not applicable.

(c)           Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 2010:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2010	$2,185,230	$563,118	$450,519	$43,903
August 31, 2010	$1,366,907	$793,620	$245,863	$47,948
September 30, 2010	$1,579,666	$1,282,715	$891,340	$133,670
TOTAL	$5,131,803	$2,639,453	$1,587,722	$225,521

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2010.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ John Barbo

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