Form 10-K
period 2010-12-31
MAN AHL DIVERSIFIED I LP
filed 2011-03-31
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]   No [X]

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2010 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  It is possible that, if these position limits are adopted as proposed, the Trading Advisor will be required to modify its trading on behalf of its clients, including the Trading Company, with respect to certain futures contracts which may have an adverse affect the Partnership.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Trading Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Trading Company.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Trading Company may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Trading Company may be limited to engaging in “retail forex transactions” which could limit the Trading Company’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Limiting on the Trading Company’s potential forward currency counterparties in this manner could lead to the Trading Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with which the Trading Company may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with which the Trading Company currently engages for its forward currency transactions.  Although the impact of requiring the Trading Company to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

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

(b)   Holders.

As of December 31, 2010, there were 1,987 holders of  Class A Units, 388 holders of Class A-2 Units, 1,245 holders of Class B Units and 132 holders of Class B-2 Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine.  On October 31, 2010, November 30, 2010 and December 31, 2010, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $7,145,082, $5,750,230 and $13,128,327, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $390,748, $210,000 and $590,000, respectively; Class B Units to existing and new Limited Partners in the amount of $1,313,000, $1,839,622 and $3,067,724, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $70,000, $50,000 and $17,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

 (f)   Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed during the three months ended December 31, 2010:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units

Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2010	$4,794,177	$869,936	$491,764	$37,830

November 30, 2010	$1,711,899	$1,080,183	$1,181,466	$152,196

December 31, 2010	$4,428,441	$1,615,184	$414,936	$85,084
TOTAL	$10,934,517	$3,565,303	$2,088,166	$275,110

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

During its operations through December 31, 2010, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents.  All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery.  The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2010 fiscal year-end.

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

	2010	2009

	31-Dec -10	31-Dec -09
Ending Equity	$456,218,363	$334,508,316

Net assets increased $121,710,047 for the year ended December 31, 2010.  This increase was attributable to subscriptions in the amount of $143,217,881, redemptions in the amount of $76,802,295 and net income from operations of $55,294,461.

For the year ended December 31, 2010, the Partnership accrued or paid total expenses of $18,217,094, including $6,045,761 in servicing fees, $11,764,805 in General Partner administrative fees and Trading Advisor management fees, and $406,528 in other expenses.  Interest of $423,755 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit increased by $418.22 to $3,471.25.  The Net Asset Value of a Class B Unit increased by $418.22 to $3,471.26.  The Net Asset Value of a Class A-2 Unit increased by $466.40 to 3,548.32. The Net Asset Value of a Class B-2 Unit increased by 466.40 to 3,548.33.

One of the key themes of 2010 was a whipsawing in investor ‘risk off’ trading environment. Another was the escalating European sovereign debt crisis, which dominated headlines for the majority of the year. Countries such as Greece, Ireland, Spain and Portugal took centre stage as investors grew increasingly concerned that they would struggle to service their vast amounts of public debt over the coming years. Bailouts of Greece in May and then Ireland in November went some way to calming fears of a sovereign default. However, subsequent tough austerity measures led to worries over the future outlook for European economic growth and question marks remained as to whether more eurozone nations would need bailouts in 2011.

However, towards the second half of 2010, risk appetite rebounded sharply as the US Federal Reserve embarked on a further round of quantitative easing, coined ‘QE2’, in order to stimulate domestic growth and fend off deflation. Investors also shrugged off worries over eurozone sovereign debt and focused on a flurry of positive Q3 corporate earnings and some surprisingly positive economic data which raised optimism over the outlook for 2011.

A general long exposure to fixed income markets, particularly those based in Europe, the US and Japan, dominated the AHL Diversified Program’s gains. Prices surged on a broad ‘flight-to-safety’ theme, triggered by the onset of the eurozone sovereign debt crisis, and a prolonged low interest rate environment theme.

Long positions in US Treasuries accrued standout returns over the year as the Federal Reserve issued a cautious outlook on the US economy and economic releases early in 2010 proved disappointing. Additional support was given towards the second half of the year as rising speculation and then confirmation of an additional round of quantitative easing pushed prices higher. European bonds also secured notable gains as prices rose on news that the European Central Bank had started to buy eurozone government bonds in an attempt to stabilise nervous markets. Signs of economic weakness across the eurozone pushed prices higher as investors grew concerned over the future outlook for economic growth in the region. Elsewhere, UK Gilts received a boost from rumours that the Bank of

England would also implement a further round of monetary easing to support economic growth and fend off the prospect of a double-dip recession. Equally important to bond sector returns was the systematic decrease in bond position sizes towards the end of the year as trends started to reverse.

In the short-term interest rate sector, it was predominantly long Eurodollar positions that drove performance. Prices surged after investors increasingly speculated that interest rates in the US would be held at record low rates for a prolonged period of time, in light of stubbornly high unemployment and news of another round of monetary easing.

Further positive performance was accrued from long positions in Short Sterling as prices pushed higher on worries that Britain’s emergency budget, which proposed deep cuts to public spending, would pose a threat to the UK’s economic recovery.

Lingering concerns over sovereign debt also benefited the currency sector. Short EUR positions generated strong gains as investors grew concerned over the stability of the region and the prospect of contagion across the eurozone. Traders increasingly shied away from the European single currency as concerns intensified that tough austerity measures to reign in eurozone debt would hinder longer-term economic growth prospects. As a result, the euro fell -9.0% on a trade- weighted basis over the year.

During the second half of the year, a number of short USD positions contributed to performance as the US dollar weakened 7.4% on a trade-weighed basis. Notable gains included long positions in commodity-linked currencies such as AUD and ZAR against USD. Both rallied 14.0% and 11.6% respectively as a rise in underlying raw materials and an increase in risk appetite provided support. Long AUD versus USD positions secured particularly strong gains as the Australian dollar was given a further boost by a number of solid domestic economic data releases combined and a succession of interest rate rises by the Reserve Bank of Australia.

Exposure to metals and agriculturals added to performance over the course of the year. Long positions in precious metals such as gold and silver accrued the largest gains in the metal sector. Both rallied strongly, 29.5% and 83.2% respectively, as demand for their perceived ‘safe-haven’ status surged in light of the increased market uncertainty. On the agricultural front, profits were particularly strong given the programme’s relatively low allocation to the sector. A generally long exposure to the sector proved beneficial as the S&P GSCI Agricultural Index rose 44.5% in 2010 after supply issues and strong demand caused prices to surge. Notable performers included long cotton trades as prices jumped 91.5% over the period.

On the negative side, both energies and stocks detracted from performance. In energies, both long and short positions in crude oil & other related products weighed on returns. Despite the WTI crude oil index rising 15.1%, conflicting supply and demand issues whipsawed prices throughout the year. Elsewhere, stock markets suffered significant sell offs in January and April hurting established long positions. Fluctuating economic data then led to ‘risk on’/’risk off’ conditions which caused a whipsawing of positions. While markets pushed higher at year end, leading to good gains from long positions, this was not enough to wipe out previous losses.

2009

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

Item 9A. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2010, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

The principals and senior officers of the General Partner as of December 31, 2010 are as follows:

John Barbo, age 44, is the President, Chief Executive Officer and Chief Operating Officer of the General Partner.  In addition to his affiliation with the General Partner, Mr. Barbo is also the President and Chief Operating Officer of the Placement Agent. Mr. Barbo joined the General Partner in October 2009, and is responsible for overall supervision of the General Partner’s and the Placement Agent’s activities in the U.S. He is based in New York and runs the Placement Agent’s private client business, which includes banking and intermediary relationships. Mr. Barbo is registered as an associated person of the General Partner as of November 23, 2009 and is listed as a principal of the General Partner as of November 5, 2010.

Prior to joining the General Partner in 2009, Mr. Barbo was Executive Director of Alternative Investments, National Sales & Marketing at Morgan Stanley & Co. Inc./Morgan Stanley Smith Barney LLC, a broker-dealer and wealth management firm, establishing Morgan Stanley’s first hedge fund platforms across multiple client segment strata and leading the sales effort, from March 2007 to September 2009. Prior to joining Morgan Stanley, he was the Director of Alternative Investments, National Distribution at Merrill Lynch Pierce Fenner & Smith, a broker-dealer and wealth management firm, where he was instrumental in launching a number of industry leading platforms such as HedgeAccess/FutureAccess, from October 1994 to February 2007 and withdrawn as an associated person on March 21, 2007.

John earned a B.A. in marketing from Michigan State University and an M.B.A. from Columbia University.  He holds his FINRA Series 7, 24, 63 and NFA Series 3 licenses.

Alicia Borst Derrah, born March 17, 1958, is the Head of Finance of the General Partner and Placement Agent.   In addition to her affiliation with the General Partner, Ms. Derrah has been the Chief Financial Officer of the General Partner as well as Man Investments (USA) LLC (“MI USA”) since 1993.  She is also the Principal Financial Officer of the Placement Agent.  Ms. Derrah joined the General Partner in October 2005 and joined MI USA in September 1992.  Ms. Derrah is registered as an associated person of the General Partner and is listed as a principal of the General Partner as of November 16 and November 17, 2005, respectively.  From December 1987 to August 1992, Ms. Derrah was employed by Arthur Andersen LLP as a senior auditor in the Financial Services division of the firm.  Ms. Derrah’s clients included GCI, bank holding companies and capital markets institutions.

Prior to joining Arthur Andersen, Ms. Derrah was employed by The Sanwa Bank, Ltd., in its Chicago branch office, as an analyst in the corporate finance area from April 1981 to December 1987.  In that capacity, Ms. Derrah worked primarily with local Fortune 500 companies and was responsible for both corporate credit analysis and continued business development.

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

None.

(e)  Business Experience

See Item 10 (a, b) above.

(f)  Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

Not applicable.

(h) Section 16(a) Beneficial Ownership Reporting Compliance

Mr. John Barbo became Chief Executive Officer of the General Partner in October 2010 and has not filed a Form 3 with respect to the Partnership but will do so promptly.  Mr. Barbo does not own and has not owned any Units so the number of transactions to be reported untimely is 0.

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

(c)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner.  As of December 31, 2010, the General Partner's interest in the Partnership was valued at $646,951 which constituted 0.14% of total partners' capital.

As of December 31, 2010, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $11,764,805 for the year ended December 31, 2010.  The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2010.  The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $6,045,761 in servicing fees for the year ended December 31, 2010.  The General Partner's interest in the Partnership earned net income of $77,946 for year ended December 31, 2010.

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

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2010 and 2009 were approximately $171,702 and $146,600, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009.

(3)           Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2010 and 2009 were approximately $80,000 and $54,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

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

Title with
Signature	General Partner	Date

/s/ John Barbo	President and Chief Executive Officer	March 31, 2011
John Barbo	(Principal Executive Officer)

/s/ Alicia Derrah	Vice President, Chief Financial Officer
Alicia Derrah	and Secretary	March 31, 2011
(Principal Financial and Chief Accounting Officer)

(Being the principal executive officer, the principal financial officer and chief accounting officer of Man Investments (USA) Corp.)

Man Investments (USA) Corp.
General Partner of Registrant
March 31, 2011

By  /s/ John Barbo
       John Barbo
       President and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

Man-AHL Diversified I L.P.
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition as of December 31, 2010 and 2009	F-3
Statements of Operations For the Years Ended December 31, 2010 and 2009	F-5
Statements of Changes in Partner’s Capital
For the Years Ended December 31, 2010 and 2009	F-6
Statements of Cash Flows For the Years Ended December 31, 2010 and 2009	F-7
Notes to Financial Statements	F-8

Man-AHL Diversified Trading Company L.P.
Financial Statements

Report of Independent Registered Public Accounting Firm	F-14
Statements of Financial Condition as of December 31, 2010 and 2009	F-15
Condensed Schedules of Investments as of December 31, 2010 and 2009	F-16
Statements of Operations For the Years Ended December 31, 2010 and 2009	F-17
Statements of Changes in Partner’s Capital
For the Years Ended December 31, 2010 and 2009	F-18
Statements of Cash Flows For the Years Ended December 31, 2010 and 2009	F-19
Notes to Financial Statements	F- 20

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Financial Statements as of and for the Years Ended December 31, 2010 and 2009, and Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified I L.P.:

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. as of December 31, 2010 and 2009, and the results of its operations, changes in its partners’ capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

Chicago, IL
February 18, 2011

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS	$17,978,871	$8,321,635

INVESTMENT IN MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	456,318,413	334,568,212

DUE FROM MAN-AHL DIVERSIFIED
TRADING COMPANY L.P.	8,322,471	9,251,843

OTHER ASSETS	-	295

TOTAL	$482,619,755	$352,141,985

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$6,443,299	$7,829,165
Subscriptions received in advance	17,828,921	8,381,824
Management fees payable	1,105,525	842,617
Servicing fees payable	566,652	425,445
Accrued expenses	206,995	154,618
Payable to Man-AHL Diversified II L.P.	250,000	-

Total liabilities	26,401,392	17,633,669

PARTNERS’ CAPITAL:
General Partner - Class A (186 unit equivalents outstanding
at December 31, 2010 and 2009, respectively)	646,951	569,005
Limited Partners - Class A (89,273.39 and 82,984.62
units outstanding at December 31, 2010 and 2009, respectively)	309,889,356	253,353,412
Limited Partners - Class A Series 2 (14,736.53 and 4,857.29
units outstanding at December 31, 2010 and 2009, respectively)	52,289,913	14,969,780
Limited Partners - Class B (23,302.68 and 20,210.95
units outstanding at December 31, 2010 and 2009, respectively)	80,889,762	61,704,853
Limited Partners - Class B Series 2 (3,523.45 and 1,269.10
units outstanding at December 31, 2010 and 2009, respectively)	12,502,381	3,911,266

Total partners’ capital	456,218,363	334,508,316

TOTAL	$482,619,755	$352,141,985

		(continued)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2010 AND 2009 (CONTINUED)	2010	2009

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,471.25	$3,053.03

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$3,548.32	$3,081.92

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,471.26	$3,053.04

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$3,548.33	$3,081.93

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
NET INVESTMENT INCOME (LOSS)
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$423,755	$524,175
Other expenses	(125,622)	-
Brokerage commissions	(1,680,903)	-

Net investment (loss) income allocated from
Man-AHL Diversified Trading Company L.P.	(1,382,770)	524,175

PARTNERSHIP EXPENSES:
Brokerage commissions	-	905,474
Management fees	11,764,805	8,632,961
Servicing fees	6,045,761	4,338,823
Other expenses	406,528	467,483

Total expenses	18,217,094	14,344,741

Net investment loss	(19,599,864)	(13,820,566)

REALIZED AND UNREALIZED GAINS
(LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses)
on closed contracts	52,599,805	(27,527,879)
Net change in unrealized trading gains (losses)
on open contracts	22,294,520	(8,936,637)

Net gains (losses) on trading activities allocated
from Man-AHL Diversified Trading Company L.P.	74,894,325	(36,464,516)

NET INCOME (LOSS)	$55,294,461	$(50,285,082)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$418.22	$(612.18)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$466.40	$(310.71)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$418.22	$(612.18)

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$466.40	$(310.71)

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	68,286,137	21,518	-	-	47,186,805	15,246	18,601,451	5,860	9,143,488	2,953	143,217,881	45,577
Redemptions	(48,584,783)	(15,230)	-	-	(17,252,455)	(5,366)	(8,795,578)	(2,768)	(2,169,479)	(699)	(76,802,295)	(24,063)
Net income	36,834,590	-	77,946	-	7,385,783	-	9,379,036	-	1,617,106	-	55,294,461	-

PARTNERS’ CAPITAL
December 31, 2010	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

PARTNERS’ CAPITAL
January 1, 2009	$190,432,028	51,957	$683,098	186	$-	-	$28,126,634	7,674	$-	-	$219,241,760	59,817

Subscriptions	155,087,978	46,690	-	-	16,360,659	5,049	49,088,551	14,889	4,670,500	1,430	225,207,688	68,058
Redemptions	(50,828,042)	(15,662)	-	-	(599,492)	(192)	(7,731,891)	(2,352)	(496,625)	(161)	(59,656,050)	(18,367)
Net loss	(41,338,552)	-	(114,093)	-	(791,387)	-	(7,778,441)	-	(262,609)	-	(50,285,082)	-

PARTNERS’ CAPITAL
December 31, 2009	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$55,294,461	$(50,285,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchases of investment in Man-AHL Diversified Trading Company L.P.	(143,112,910)	(225,207,688)
Sales of investment in Man-AHL Diversified Trading Company L.P.	95,803,636	72,264,333
Net change in (appreciation) depreciation of investment in
Man-AHL Diversified Trading Company L.P.	(73,511,555)	35,940,341
Changes in assets and liabilities:
Other assets	295	-
Management fees payable	262,908	275,897
Incentive fees payable	-	(2,079,483)
Servicing fees payable	141,207	142,085
Accrued expenses	52,377	25,345
Payable to Man AHL Diversified II L.P.	250,000	-

Net cash used in operating activities	(64,819,581)	(168,924,252)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	152,664,978	224,859,972
Payments on redemptions	(78,188,161)	(56,343,625)

Net cash provided by financing activities	74,476,817	168,516,347

NET INCREASE (DECREASE) IN CASH	9,657,236	(407,905)

CASH AND CASH EQUIVALENTS - Beginning of year	8,321,635	8,729,540

CASH AND CASH EQUIVALENTS - End of year	$17,978,871	$8,321,635

SUPPLEMENTAL DISCLOSURE OF
NON-CASH TRANSACTIONS:
Non-cash transfers between sub-classes	$44,782	$-

Non-cash transfers between sub-classes	$145,127	$-

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On April 1, 2009, the Partnership added two new series of units: Class A Series 2 (“Class A-2”) and Class B Series 2 units (“Class B-2”). Except as described in Footnote 4 below, Class A-2 and Class B-2 units are identical to Class A and B units, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Brokerage Commissions Expense — Brokerage commission expense on futures and forward contracts traded in the Trading Company is charged at institutional rates based on trading volume.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the individual partners. Tax years 2007, 2008 and 2009 remain subject to examination by federal and state jurisdictions, including those states where investors reside or states where the Partnership is subject to other filing requirements. The Partnership has no uncertain tax positions that require recognition in the financial statements.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A or Class B partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

Subscriptions Received in Advance — Subscriptions received in advance are comprised of cash received prior to the statements of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value at the Partnership’s proportionate interest in the net assets of the Trading Company. Investment transactions are recorded on a trade-date basis. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, which are an integral part of these financial statements. Valuation of investments held by the Trading Company as well as the classification of such investments within the fair value hierarchy is discussed in the notes to the Trading Company’s financial statements.

At December 31, 2010 and 2009, the Partnership owned 41,849 and 36,545 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2010 and 2009, was 74.22% and 68.10%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2010 and 2009, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. As a result, in accordance with Accounting Standard Update No. 2009-12 Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) “ASU 2009-12”, the Partnership classified its investment in the Trading Company as a Level 2 investment as of December 31, 2009. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

Effective January 1, 2010, the Partnership has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06") to add new requirements for disclosures about transfers into and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 only affected financial statement disclosures at the Trading Company for which there was no impact on the financial position, results of operations, or cash flows. See the Trading Company financial statements for detailed fair value measurement disclosures.

4.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital subscription and net profits or losses, if any.

The Partnership’s units are continuously offered as of the first business day of each month at net asset value, as defined in the Agreement. Limited Partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The Partnership will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Agreement.

The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01 % of the net aggregate capital subscriptions of all partners, or $500,000.

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the partnership, such as, management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

5.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2010 and 2009:

	Class A	Class A-2	Class B	Class B-2	Class A	*** Class A-2		Class B	*** Class B-2
	2010	2010	2010	2010	2009	2009		2009	2009

Per unit operating performance:
Beginning net asset value	$3,053.03	$3,081.92	$3,053.04	$3,081.93	$3,665.21	$3,392.63		$3,665.22	$3,392.64

Income (loss) from investment operations:
Net investment loss	(161.77)	(130.52)	(161.85)	(128.94)	(162.93)	(86.13)		(163.96)	(87.18)
Net realized and unrealized gains (losses)
on trading activities	579.99	596.92	580.07	595.34	(449.25)	(224.58)		(448.22)	(223.53)

Total income (loss) from investment operations	418.22	466.40	418.22	466.40	(612.18)	(310.71)		(612.18)	(310.71)

Ending net asset value	$3,471.25	$3,548.32	$3,471.26	$3,548.33	$3,053.03	$3,081.92		$3,053.04	$3,081.93

Ratios to average partners' capital: 1
Expenses other than incentive fees	5.16%	4.12%	5.15%	4.06%	5.15%	3.77	% **	5.22%	3.80	% **

Total expenses	5.16%	4.12%	5.15%	4.06%	5.15%	3.77%		5.22%	3.80%

Net investment loss	(5.05)%	(4.01)%	(5.05)%	(3.95)%	(4.96)%	(2.70)%		(5.03)%	(3.62)%

Total return:
Total return before incentive fees	13.70%	15.13%	13.70%	15.13%	(16.70)%	(9.16)%		(16.70)%	(9.16)%

Total return after incentive fees	13.70%	15.13%	13.70%	15.13%	(16.70)%	(9.16)%		(16.70)%	(9.16)%

** Annualized (other than incentive fee)
*** April 1, 2009 Inception Date
1 Includes amounts allocated from the Trading Company

Financial highlights are calculated for limited partners taken as a whole for each class. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

7.	SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of financial statement issuance, and noted no subsequent events that require adjustment to or disclosure in these financial statements other than as follows:

Beginning in 2011, the General Partner has contracted with Citi Fund Services Ohio, Inc., a subsidiary of Citibank, N.A., to provide accounting, administration and investor services to the Partnership.

* * * * * *

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Financial Statements as of and for the Years Ended December 31, 2010 and 2009, and Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified Trading Company L.P.:

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. as of December 31, 2010 and 2009, and the results of its operations, changes in its partners’ capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

Chicago, IL
February 18, 2011

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Equity in futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$9,571,147	$7,542,562
Net unrealized trading gains on open forward contracts	21,364,480	247,019
Due from brokers	58,686,001	80,534,233
	89,621,628	88,323,814

Cash and cash equivalents	540,475,018	497,103,543

Interest receivable	36,230	16,750

TOTAL	$630,132,876	$585,444,107

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$14,543,323	$85,988,365
Accrued expenses	177,744	-
Net unrealized trading losses on open forward contracts	-	8,180,762
Net unrealized trading losses on open future contracts	689,356	-

Total liabilities	$15,410,423	$94,169,127

PARTNERS’ CAPITAL:
Limited Partners (56,391.50 and 53,661.82 units outstanding at
December 31, 2010 and 2009, respectively)	614,722,453	491,274,980

Total partners’ capital	614,722,453	491,274,980

TOTAL	$630,132,876	$585,444,107

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$10,900.98	$9,155.02

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS
AS OF DECEMBER 31, 2010 AND 2009

	2010		2009
	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$5,626,475	0.9%	$518,842	0.1%
Currencies	638,070	0.1	133,337	0.0
Energy	1,699,258	0.3	1,422,218	0.3
Indices	95,256	-	5,899,617	1.2
Interest rates	1,236,385	0.2	(2,356,137)	(0.5)
Metals	5,808,889	0.9	1,509,514	0.3
Total futures contracts - long	15,104,333	2.4	7,127,391	1.4

FUTURES CONTRACTS - Short:
Agricultural	(932,741)	(0.2)	(363,107)	(0.1)
Currencies	(379,596)	(0.1)	207,712	-
Energy	(2,084,102)	(0.3)	6,674	-
Indices	11,028	-	(60,534)	-
Interest rates	(1,523,235)	(0.2)	810,858	0.2
Metals	(1,313,896)	(0.2)	(186,432)	-
Total futures contracts - short	(6,222,542)	(1.0)	415,171	0.1

NET UNREALIZED TRADING GAINS
ON OPEN FUTURES CONTRACTS	$8,881,791	1.4%	$7,542,562	1.5%

FORWARD CONTRACTS - Long:
Australian dollars	$10,399,197	1.7%	$(2,205,340)	(0.4	) %
British pounds	(2,320,050)	(0.4)	(63,197)	-
Euro	(2,149,012)	(0.3)	768,737	0.2
Japanese yen	5,081,396	0.8	(51,963)	-
U.S. dollars	-	-	957,592	0.2
Gold bullion	696,099	0.1	(1,352,669)	(0.3)
Other	19,196,259	3.1	(306,665)	(0.1)
Total forward contracts - long	30,903,889	5.0	(2,253,505)	(0.4)

FORWARD CONTRACTS - Short:
Australian dollars	(6,271,270)	(1.0)	566,214	0.1
British pounds	4,960,113	0.8	(734,855)	(0.1)
Euro	7,075,561	1.2	(283,926)	(0.1)
Japanese yen	(4,104,581)	(0.7)	186,231	-
New Zealand dollars	(722,218)	(0.1)	(116,860)	-
U.S. dollars	-	-	(5,266,747)	(1.1)
Other	(10,477,014)	(1.7)	(30,295)	-
Total forward contracts - short	(9,539,409)	(1.5)	(5,680,238)	(1.2)

NET UNREALIZED TRADING GAINS (LOSSES)
ON OPEN FORWARD CONTRACTS	$21,364,480	3.5%	$(7,933,743)	(1.6	) %

NET UNREALIZED TRADING GAINS (LOSSES)
ON OPEN CONTRACTS	$30,246,271	4.9%	$(391,181)	(0.01	) %

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

NET INVESTMENT INCOME:
Interest income	$583,771	$999,293

TOTAL INVESTMENT INCOME	583,771	999,293

EXPENSES
Brokerage commissions	2,312,011	-
Other expenses	177,744	-
Total expenses	2,489,755	-

NET INVESTMENT (LOSS) INCOME	(1,905,984)	999,293

NET REALIZED AND UNREALIZED
GAINS (LOSSES) ON TRADING
ACTIVITIES:
Net realized trading gains (losses) on
closed contracts	71,805,742	(54,287,511)
Net change in unrealized trading gains
(losses) on open contracts	30,637,452	(17,806,092)

NET GAIN (LOSS) ON TRADING
ACTIVITIES	102,443,194	(72,093,603)

NET INCOME (LOSS)	$100,537,210	$(71,094,310)

NET INCOME (LOSS) FOR A UNIT
OF PARTNERSHIP INTEREST	$1,745.96	$(1,301.99)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — January 1, 2010	$491,274,980	$-	$491,274,980

Issuance of 15,851 units of limited
partnership interest	151,020,912	-	151,020,912
Redemption of 13,121 units of limited
partnership interest	(128,110,649)	-	(128,110,649)
Net income	100,537,210	-	100,537,210

PARTNERS’ CAPITAL — December 31, 2010	$614,722,453	$-	$614,722,453

PARTNERS’ CAPITAL — January 1, 2009	$503,016,088	$-	$503,016,088

Issuance of 29,577 units of limited
partnership interest	285,815,871	-	285,815,871
Redemption of 23,958 units of limited
partnership interest	(226,462,669)	-	(226,462,669)
Net loss	(71,094,310)	-	(71,094,310)

PARTNERS’ CAPITAL — December 31, 2009	$491,274,980	$-	$491,274,980

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$100,537,210	$(71,094,310)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Net change in unrealized trading (losses) gains on open contracts	(30,637,452)	17,806,092
Changes in assets and liabilities:
Due from brokers	21,848,232	(54,833,511)
Interest receivable	(19,480)	73,741
Accrued expenses	177,744	-

Net cash provided by (used in)
operating activities	91,906,254	(108,047,988)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	151,020,912	285,815,871
Payments on redemptions	(199,555,691)	(165,257,971)

Net cash (used in) provided by
financing activities	(48,534,779)	120,557,900

NET INCREASE IN CASH
AND CASH EQUIVALENTS	43,371,475	12,509,912

CASH AND CASH EQUIVALENTS - Beginning of year	497,103,543	484,593,631

CASH AND CASH EQUIVALENTS - End of year	$540,475,018	$497,103,543

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (“NFA”).

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P. and Man-AHL Diversified II L.P. are limited partnerships whose general partner is the General Partner. Man-AHL Diversified L.P., formerly a limited partner, fully redeemed from the Trading Company as of December 31, 2009 and transferred a portion of the assets to Man-AHL Diversified I L.P. on January 1, 2010.

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading advisor, and is a member of the NFA, in addition to being registered with the Financial Services Authority in the United Kingdom. On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Due from Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse, and Royal Bank of Scotland (“RBS”). In general, the brokers pay the Trading Company interest monthly, based on agreed-upon rates, on the Trading Company’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $11,382,084 and $32,588,852 of cash restricted as collateral held as of December 31, 2010 and December 31, 2009, respectively.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures contracts and forward contracts. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using current market quotations provided by brokers, using available market inputs such as the forward curve.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with JPMorgan Chase, N.A.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is includable in the income tax returns of the partners. Tax years 2007, 2008 and 2009 remain subject to examination by federal and state jurisdictions, including those states where investors reside or states where the Trading Company is subject to other filing requirements. The Partnership has no uncertain tax positions that require recognition in the financial statements.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2010 and 2009.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the trading partnership level but were allocated pro rata among the investors in the trading partnership and reflected directly in the financial reporting of the limited partners. These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company are reflected in the financial reporting of the Trading Company. Prior to this date, expense payments were funded through limited partner redemptions.  As a result, there was no impact on partners’ capital at the Trading Company as a result of the change in presentation.

Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company’s investments that are illiquid only if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the limited partnership agreement (the “Agreement”).

4.	FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other-than-quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments. As of December 31, 2010 and 2009, the Trading Company did not have any positions in “Level 3”.

		Fair Value Measurments

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$9,571,147	$9,571,147	$-	$-

Net unrealized trading losses on open futures contracts	(689,356)	(689,356)	-	-

Net unrealized trading gains on open forward contracts	21,364,480	-	21,364,480	-

Total	$30,246,271	$8,881,791	$21,364,480	$-

		Fair Value Measurments

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$7,542,562	$7,542,562	$-	$-

Net unrealized trading losses on open forward contracts	(7,933,743)	-	(7,933,743)	-

Total	$(391,181)	$7,542,562	$(7,933,743)	$-

Effective January 1, 2010, the Trading Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06") requiring new disclosures about transfers into and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of ASU 2010-06 only affected financial statement disclosures and had no impact on the financial position, results of operations, or cash flows of the Trading Company.

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

During the year ended December 31, 2010, the Trading Company traded 479,452 exchange-traded future contracts and settled 228,228 OTC forward contracts. During the year ended December 31, 2009, the Trading Company traded 274,592 exchange-traded future contracts and settled 110,047 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase. As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At December 31, 2010 and December 31, 2009, estimated credit risk with regard to forward contracts was $21,364,480 and $247,019, respectively.

For exchange-traded contracts, the clearing organization functions as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location for 2010 and 2009, respectively.

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$62,605,106	Net unrealized trading losses on open forward contracts	$(41,240,626)
Open futures contracts	Net unrealized trading gains on open futures contracts	17,407,051	Net unrealized trading losses on open futures contracts	(8,525,260)
Total Derivatives		$80,012,157		$(49,765,886)

Derivatives not designated as hedging instruments	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Open forward contracts	Net unrealized trading gains on open forward contracts	$13,990,855	Net unrealized trading losses on open forward contracts	$(21,924,598)
Open futures contracts	Net unrealized trading gains on open futures contracts	13,469,655	Net unrealized trading losses on open futures contracts	(5,927,093)
Total Derivatives		$27,460,510		$(27,851,691)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty are presented in the statements of financial condition in accordance with generally accepted accounting principles related to the right of offset under FASB ASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the years ended December 31, 2010 and 2009.

		For the Year Ended December 31, 2010
Derivatives not designated as hedging instruments	Location of gain recognized in income on Derivatives	Gain on Derivatives

Forward contracts	Net realized trading gains on closed contracts	$32,402,097
	Net change in unrealized trading gains on open contracts	29,298,223

Futures contracts	Net realized trading gains on closed contracts	39,403,645
	Net change in unrealized trading gains on open contracts	1,339,229
Net Gain on Derivatives		$102,443,194

		For the Year Ended December 31, 2009
Derivatives not designated as hedging instruments	Location of loss recognized in income on Derivatives	Loss on Derivatives

Forward contracts	Net realized trading losses on closed contracts	$(14,195,777)
	Net change in unrealized trading losses on open contracts	(9,461,635)

Futures contracts	Net realized trading losses on closed contracts	(40,091,734)
	Net change in unrealized trading losses on open contracts	(8,344,457)
Net Loss on Derivatives		$(72,093,603)

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2010 and 2009:

	2010	2009

Per unit operating performance:
Beginning net asset value	$9,155.02	$10,457.01

Income from investment operations:
Net investment income (loss)	(33.83)	18.26
Net realized and unrealized gains (losses) on trading activities	1,779.79	(1,320.25)

Total income (loss) from investment operations	1,745.96	(1,301.99)

Ending net asset value	$10,900.98	$9,155.02

Ratios to average partners’ capital:
Expenses	(0.45)%	-%
Net investment income (loss)	(0.34)%	0.19%

Total return	19.07%	(12.45)%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The General Partner has evaluated the impact of all subsequent events on the Trading Company through the date of financial statement issuance, and has determined that there were no subsequent events other than as follows:

Beginning in 2011, the General Partner has contracted with Citi Fund Services Ohio, Inc., a subsidiary of Citibank, N.A., to provide accounting, administration and investor services to the Partnership.

Beginning in 2011, the Trading Company has added JP Morgan Futures, Inc. as a futures trading counterparty.

******