Form 10-Q
period 2011-03-31
MAN AHL DIVERSIFIED I LP
filed 2011-05-16
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______

Commission File number:    000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp.
One Rockefeller Center
16th Floor
New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(646) 452-9700
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
Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At March 31, 2011 (unaudited) and December 31, 2010
(b)	For the three months ended March 31, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011
ASSETS	(Unaudited)	December 31, 2010

Cash and cash equivalents	$26,528,489	$17,978,871

Investment in Man-AHL Diversified
Trading Company L.P.	475,231,166	456,318,413

Due from Man-AHL Diversified
Trading Company L.P.	7,872,232	8,322,471

Prepaids and other assets	42,242	-

Total	$509,674,129	$482,619,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$5,873,303	$6,443,299
Subscriptions received in advance	26,528,194	17,828,921
Management fees payable	1,153,130	1,105,525
Servicing fees payable	590,062	566,652
Accrued expenses	297,973	206,995
Payable to Man-AHL Diversified II L.P.	-	250,000

Total liabilities	34,442,662	26,401,392

PARTNERS’ CAPITAL:
General Partner - Class A (186.00 unit equivalents outstanding
at March 31, 2011 and December 31, 2010, respectively)	606,545	646,951
Limited Partners - Class A (98,414.60 and 89,273.39
units outstanding at March 31, 2011 and December 31, 2010, respectively)	320,929,235	309,889,356
Limited Partners - Class A Series 2 (15,416.59 and 14,736.53
units outstanding at March 31, 2011 and December 31, 2010, respectively)	51,550,888	52,289,913
Limited Partners - Class B (27,574.64 and 23,302.68
units outstanding at March 31, 2011 and December 31, 2010, respectively)	89,920,892	80,889,762
Limited Partners - Class B Series 2 (3,655.62 and 3,523.45
units outstanding at March 31, 2011 and December 31, 2010, respectively)	12,223,907	12,502,381

Total partners’ capital	475,231,467	456,218,363

Total liabilities and partners’ capital	$509,674,129	$482,619,755

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
	March 31, 2011
STATEMENTS OF FINANCIAL CONDITION (CONTINUED)	(Unaudited)	December 31, 2010

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A	$3,260.99	$3,471.25

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$3,343.86	$3,548.32

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B	$3,261.00	$3,471.26

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$3,343.87	$3,548.33

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2011	2010

NET INVESTMENT (LOSS) INCOME
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$249,081	$128,831
Brokerage commissions	(416,280)	-
Other expenses	(136,373)	-
Net investment (loss) income allocated from
Man-AHL Diversified Trading Company L.P.	(303,572)	128,831

PARTNERSHIP EXPENSES:
Brokerage commissions	-	372,101
Management fees	3,390,483	2,802,154
Servicing fees	1,735,835	1,442,395
Administration fees	150,010	-
Professional fees	54,333	-
Other expenses	37,891	95,279

Total expenses	5,368,552	4,711,929

Net investment loss	(5,672,124)	(4,583,098)

REALIZED AND UNREALIZED (LOSSES)
GAINS ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading (losses) gains
on closed contracts	(8,007,087)	2,014,883
Net change in unrealized trading (losses) gains
on open contracts	(15,870,644)	14,913,284

Net (losses) gains on trading activities allocated
from Man-AHL Diversified Trading Company L.P.	(23,877,731)	16,928,167

NET (LOSS) INCOME	$(29,549,855)	$12,345,069

NET (LOSS) INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS A	$(210.26)	$93.16

NET (LOSS) INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS A Series 2	$(204.46)	$104.02

NET (LOSS) INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS B	$(210.26)	$93.16

NET (LOSS) INCOME PER UNIT OF
PARTNERSHIP INTEREST - CLASS B Series 2	$(204.46)	$104.02

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	39,842,938	11,789	-	-	4,706,745	1,363	15,726,277	4,598	631,000	183	60,906,960	17,933
Redemptions	(8,755,608)	(2,647)	-	-	(2,335,465)	(683)	(1,082,049)	(326)	(170,879)	(50)	(12,344,001)	(3,706)
Net loss	(20,047,451)	-	(40,406)	-	(3,110,305)	-	(5,613,098)	-	(738,595)	-	(29,549,855)	-

PARTNERS’ CAPITAL
March 31, 2011	$320,929,235	98,415	$606,545	186	$51,550,888	15,417	$89,920,892	27,575	$12,223,907	3,656	$475,231,467	145,249

PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	20,369,869	6,765	-	-	43,413,001	14,091	5,586,774	1,847	8,234,706	2,675	77,604,350	25,378
Redemptions	(15,677,415)	(5,103)	-	-	(6,336,551)	(2,072)	(3,595,771)	(1,175)	(1,531,047)	(508)	(27,140,784)	(8,858)
Net income	8,269,159	-	17,363	-	1,722,663	-	2,005,896	-	329,988	-	12,345,069	-

PARTNERS’ CAPITAL
March 31, 2010	$266,315,025	84,647	$586,368	186	$53,768,893	16,876	$65,701,752	20,883	$10,944,913	3,436	$397,316,951	126,028

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income	$(29,549,855)	$12,345,069
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Purchases of Man-AHL Diversified Trading Company L.P.	(60,906,960)	(77,604,350)
Sales of investment in Man-AHL Diversified Trading Company L.P.	18,263,143	29,611,242
Net change in depreciation (appreciation) of investment in
Man-AHL Diversified Trading Company L.P.	24,181,305	(17,056,998)
Changes in assets and liabilities:
Prepaids and other assets	(42,242)	-
Management fees payable	47,605	124,098
Servicing fees payable	23,410	71,673
Accrued expenses	90,978	12,946
Payable to Man AHL Diversified II L.P.	(250,000)	-

Net cash used in operating activities	(48,142,618)	(52,496,320)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	69,606,233	74,157,067
Payments on redemptions	(12,913,997)	(25,047,841)

Net cash provided by financing activities	56,692,236	49,109,226

NET INCREASE (DECREASE) IN CASH	8,549,618	(3,387,094)

CASH AND CASH EQUIVALENTS
Beginning of period	17,978,871	8,321,635

CASH AND CASH EQUIVALENTS
End of period	$26,528,489	$4,934,541

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

1.	ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts.  The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”).  Man-AHL (USA) Limited (the “Advisor”), a United Kingdom company, is the Partnership’s trading advisor.  Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s general partner.  The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange.  The General Partner oversees the operations and management of the Partnership.  The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.  Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

At March 31, 2011 and December 31, 2010, the Partnership owned 45,863 and 41,849 units, respectively, of the Trading Company.  The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2011 and December 31, 2010 was 76.63% and 74.22%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2011, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 fair value measurement at March 31, 2011.  The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), JPMorgan Chase (“JPM”) and Credit Suisse to clear its futures trading activity.  The Trading Company utilizes MF Global UK Ltd. ("MFGUK"),  Royal Bank of Scotland (“RBS”) and JPM to clear its forward trading activity.  At March 31, 2011, the Partnership did not have any open forward contracts with JPM.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with Citibank N.A. and  JPMorgan Chase, N.A.

3.	SUBSEQUENT EVENTS

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
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)
STATEMENTS OF CASH FLOWS (b)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a) At March 31, 2011 (unaudited) and December 31, 2010
(b) For the three months ended March 31, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011
ASSETS	(Unaudited)	December 31, 2010

Equity in futures and forwards
trading accounts:
Net unrealized trading gains on open futures contracts	$1,881,524	$9,571,147
Net unrealized trading gains on open forward contracts	5,662,684	21,364,480
Due from brokers	86,859,303	58,686,001
	94,403,511	89,621,628

Cash and cash equivalents	535,985,819	540,475,018

Interest receivable	1,351	36,230

TOTAL	$630,390,681	$630,132,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$10,143,170	$14,543,323
Accrued expenses	55,061	177,744
Net unrealized trading losses on open futures contracts	63,192	689,356

Total liabilities	$10,261,423	$15,410,423

PARTNERS’ CAPITAL:
Limited Partners (59,846.20 and 56,391.50 units outstanding at
March 31, 2011 and December 31, 2010, respectively)	620,129,258	614,722,453

Total partners’ capital	620,129,258	614,722,453

TOTAL	$630,390,681	$630,132,876

NET ASSET VALUE PER OUTSTANDING UNIT OF
PARTNERSHIP INTEREST	$10,362.05	$10,900.98

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2011 (unaudited)		December 31, 2010
	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$403,099	0.1%	$5,626,475	0.9%
Currencies	(433,360)	(0.1)	638,070	0.1
Energy	2,137,985	0.3	1,699,258	0.3
Indices	1,199,454	0.2	95,256	-
Interest rates	(2,492,988)	(0.4)	1,236,385	0.2
Metals	815,539	0.1	5,808,889	0.9
Total futures contracts - long	1,629,729	0.2	15,104,333	2.4

FUTURES CONTRACTS - Short:
Agricultural	192,761	-%	(932,741)	(0.2)
Currencies	347,544	0.1	(379,596)	(0.1)
Energy	(237,460)	-	(2,084,102)	(0.3)
Indices	(678,696)	(0.1)	11,028	-
Interest rates	564,454	0.1	(1,523,235)	(0.2)
Metals	-	-	(1,313,896)	(0.2)
Total futures contracts - short	188,603	0.1	(6,222,542)	(1.0)

NET UNREALIZED TRADING GAINS
ON OPEN FUTURES CONTRACTS	$1,818,332	0.3%	$8,881,791	1.4%

FORWARD CONTRACTS - Long:
Australian dollars	$8,325,042	1.3%	$10,399,197	1.7%
British pounds	(1,671,630)	(0.3)	(2,320,050)	(0.4)
Euro	3,604,188	0.6	(2,149,012)	(0.3)
Gold bullion	541,047	0.1	696,099	0.1
Japanese yen	(10,423,737)	(1.7)	5,081,396	0.8
New Zealand dollars	1,064,914	0.2	-	-
Other	10,044,479	1.6	19,196,259	3.1
Total forward contracts - long	11,484,303	1.8	30,903,889	5.0

FORWARD CONTRACTS - Short:
Australian dollars	(5,711,101)	(0.9)%	(6,271,270)	(1.0)
British pounds	3,908,867	0.6	4,960,113	0.8
Euro	(3,598,043)	(0.6)	7,075,561	1.2
Gold bullion	(236,985)	-	-	-
Japanese yen	7,926,309	1.3	(4,104,581)	(0.7)
New Zealand dollars	(2,494,991)	(0.4)	(722,218)	(0.1)
Other	(5,615,675)	(0.9)	(10,477,014)	(1.7)
Total forward contracts - short	(5,821,619)	(0.9)	(9,539,409)	(1.5)

NET UNREALIZED TRADING GAINS
ON OPEN FORWARD CONTRACTS	$5,662,684	0.9%	$21,364,480	3.5%

NET UNREALIZED TRADING GAINS
ON OPEN CONTRACTS	$7,481,016	1.2%	$30,246,271	4.9%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2011	2010

NET INVESTMENT INCOME:
Interest income	$328,632	$179,576

EXPENSES
Brokerage commissions	551,284	-
Interest expense - brokers	130,364	-
Professional fees	46,936	-
Administration fees	2,500	-
Other expenses	445	-
Total expenses	731,529	-

NET INVESTMENT (LOSS) INCOME	(402,897)	179,576

NET REALIZED AND UNREALIZED
(LOSSES) GAINS ON TRADING
ACTIVITIES:
Net realized trading (losses) gains on
closed contracts	(10,192,130)	2,587,977
Net change in unrealized gains on translation
of foreign currency	1,368,011	-
Net change in unrealized trading (losses)
gains on open contracts	(22,765,255)	20,793,959

NET (LOSS) GAIN ON TRADING
ACTIVITIES	(31,589,374)	23,381,936

NET (LOSS) INCOME	$(31,992,271)	$23,561,512

NET (LOSS) INCOME FOR A UNIT
OF PARTNERSHIP INTEREST	$(538.93)	$397.53

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL — January 1, 2011	$614,722,453	$-	$614,722,453

Issuance of 6,312 units of limited
partnership interest	67,556,817	-	67,556,817
Redemption of 2,857 units of limited
partnership interest	(30,157,741)	-	(30,157,741)
Net Loss	(31,992,271)	-	(31,992,271)

PARTNERS’ CAPITAL — March 31, 2011	$620,129,258	$-	$620,129,258

PARTNERS’ CAPITAL — January 1, 2010	$491,274,980	$-	$491,274,980

Issuance of 8,738 units of limited
partnership interest	79,727,930	-	79,727,930
Redemption of 4,499 units of limited
partnership interest	(41,464,901)	-	(41,464,901)
Net Income	23,561,512	-	23,561,512

PARTNERS’ CAPITAL — March 31, 2010	$553,099,521	$-	$553,099,521

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income	$(31,992,271)	$23,561,512
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Net change in unrealized trading losses (gains) on open contracts	22,765,255	(20,793,959)
Changes in assets and liabilities:
Due from brokers	(28,173,302)	(8,545,602)
Interest receivable	34,879	14,847
Interest payable	-	4,683
Accrued expenses	(122,683)	-

Net cash used in operating activities	(37,488,122)	(5,758,519)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from subscriptions	67,556,817	79,727,930
Payments on redemptions	(34,557,894)	(114,279,023)

Net cash provided by (used in)
financing activities	32,998,923	(34,551,093)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(4,489,199)	(40,309,612)

CASH AND CASH EQUIVALENTS
Beginning of period	540,475,018	497,103,543

CASH AND CASH EQUIVALENTS
End of period	$535,985,819	$456,793,931

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse, JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”) and MF Global UK Ltd. (“MFGUK”).  In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacities.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $57,217,314 and $11,382,084 of cash restricted as collateral held as of March 31, 2011 and December 31, 2010, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with Citibank N.A. and  JPMorgan Chase, N.A.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the three months ended March 31, 2011 and the year ended December 31, 2010.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the Trading Company but were allocated pro-rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners.  These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company were reflected in the financial reporting of the Trading Company.  As these amounts had previously been recovered through investor redemptions, there was no impact on partners' capital as of March 31, 2011 as a result of the change.

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

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value.  “Level 1” investments use inputs from unadjusted quoted prices from active markets.  “Level 2” investments reflect inputs other than quoted prices, but use observable market data.  “Level 3” investments are valued using unobservable inputs.  These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments.  Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2011 and December 31, 2010, the Trading Company did not have any positions categorized as “Level 3”.

			Fair Value Measurements

		Fair Value	Quoted Prices in	Significant Other	Significant Other
		as of	Active Markets for	Observable	Unobservable
		March 31, 2011	Identical Assets	Inputs	Inputs
Description		(Unaudited)	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts 1		$1,881,524	$1,881,524	$-	$-
Net unrealized trading losses on open futures contracts 1		(63,192)	(63,192)	-	-
Net unrealized trading gains on open forward contracts 2		5,662,684	-	5,662,684	-

	Total	$7,481,016	$1,818,332	$5,662,684	$-

1 Please see Condensed Schedule of Investments for risk classification.
2 Please see Condensed Schedule of Investments for currency classification.

		Fair Value Measurments

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Net unrealized trading gains on open futures contracts	$9,571,147	$9,571,147	$-	$-
Net unrealized trading losses on open futures contracts	(689,356)	(689,356)	-	-
Net unrealized trading gains on open forward contracts	21,364,480	-	21,364,480	-

Total	$30,246,271	$8,881,791	$21,364,480	$-

The Trading Company’s policy is to disclose significant transfers between fair value hierarchy levels based on valuations at the end of each reporting period.  There were no transfers between Level 1 or Level 2 investments as of March 31, 2011.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), JPMorgan Chase (“JPM”) and Credit Suisse to clear its futures trading activity.  As of March 31, 2011, the portion of net unrealized gains (losses) attributed to MFG, JPM and Credit Suisse was $1,695,586, $(63,192) and $185,938, respectively.

The Trading Company utilizes MF Global UK Ltd. (“MFG UK”), Royal Bank of Scotland (“RBS”) and JPM to clear its forward trading activity.  At March 31, 2011, the Partnership did not have any open forward contracts with MFG UK or JPM.

During the quarter ended March 31, 2011, the Trading Company traded 289,897 exchange-traded future contracts and settled 111,766 OTC forward contracts. During the quarter ended March 31, 2010, the Trading Company traded 76,014 exchange-traded future contracts and settled 41,786 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase.  As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At March 31, 2011 and December 31, 2010, estimated credit risk with regard to forward contracts was $5,662,684 and $21,364,480, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Primary Risk Exposure	March 31, 2011
	(Unaudited)
	Asset Derivatives		Liability Derivatives

	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **
Forward contracts	Gross unrealized trading gains on open forward contracts
Currencies		$39,267,238		$(33,604,554)
Futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,069,329		(1,473,469)
Currencies		587,903		(673,719)
Energy		2,137,985		(237,460)
Indices		1,371,577		(850,819)
Interest rates		952,960		(2,881,494)
Metals		2,793,470		(1,977,931)
Total Derivatives		$49,180,462		$(41,699,446)

Derivatives not designated as hedging instruments	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value **	Statement of Financial Condition	Fair Value **

Open forward contracts	Net unrealized trading gains on open forward contracts	$62,605,106	Net unrealized trading losses on open forward contracts	$(41,240,626)
Open futures contracts	Net unrealized trading gains on open futures contracts	$17,407,051	Net unrealized trading losses on open futures contracts	$(8,525,260)
Total Derivatives		$80,012,157		$(49,765,886)

** Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty and presented in the statements of financial condition in accordance with generally accepted accounting principles related to the right of offset under FASB ASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the Statements of Operations. The Trading Company did not designate any derivatives as hedging instruments for the three months ended March 31, 2011 and March 31, 2010.

Primary Risk Exposure		For the three months ended March 31,
		2011 (Unaudited)	2010 (Unaudited)
	Location of loss or gain recognized in income on Derivatives	Gain (Loss) on Derivatives	Gain (Loss) on Derivatives
Forward contracts
Currencies	Net realized trading gains on closed contracts	$2,839,774	$7,135,562
	Net change in unrealized trading (losses) gains on open contracts	(15,701,796)	8,100,986

Futures contracts	Net realized trading gains (losses) on closed contracts		(4,547,585)
Agricultural		7,164,588
Currencies		(4,142,882)
Energy		(885,090)
Indices		(12,334,596)
Interest rates		(6,107,704)
Metals		3,273,780

	Net change in unrealized trading gains (losses) on open contracts		12,692,973
Agricultural		(4,097,874)
Currencies		(344,290)
Energy		2,285,369
Indices		414,474
Interest rates		(1,641,684)
Metals		(3,679,454)
Net (loss) gain on Derivatives		$(32,957,385)	$23,381,936

6.	SUBSEQUENT EVENTS

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with JPMorgan Chase Bank, N.A. and Citibank, N.A. and are readily available to the Partnership.  The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company.  The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company).  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Form 10-K filed March 31, 2011.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended March 31, 2011:

31-Mar-11
Ending Equity               $475,231,467

Three months ended March 31,2011:

Net assets increased $19,013,104 for the three months ended March 31, 2011.  This increase was attributable to subscriptions in the amount of $60,906,960, redemptions in the amount of $12,344,001 and a net loss from operations of $29,549,855.

Management Fees of $3,390,483 and servicing fees of $1,735,835 were paid or accrued, and interest of $249,081 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2011.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2011 were $37,891.

On the fixed income side, losses came from long positions in European bonds and US Treasuries in January. European bonds fell largely on diminished sovereign debt fears, while US Treasuries fell over the period due to positive economic news.  Bonds rallied in March, benefiting long holdings of gold and silver but negatively impacting short bond positions. The main detractors were Japanese and Australian bonds, US Treasuries and UK Gilts.

Returns from trading in the metal sector were mixed in January, but clearly defined between precious and industrial metals. Upbeat sentiment generally led to a fall in precious metals and a rise in industrial metals. As such long positions in gold and silver suffered, while long positions in nickel and copper profited. Long exposure to both base and precious metals were the main drivers of returns in February. The price of silver rose by 20.8% and generated the largest gains. Gold further added to returns as geopolitical tensions resulted in a flight to quality and general inflation worries pushed prices higher.  Precious metals rallied in March, benefiting long holdings of gold and silver.

Trading in agricultural markets generated profits in January. Interestingly, long lean hog positions were the leading performers in the sector as prices were pushed higher by supply constraints, rising demand and rising production costs. Further profits came from long cotton and wheat trades over the month as the two commodities continued their upward climb.  In February, long positions in a variety of agricultural contracts also proved positive as rising demand and falling supplies continued to boost prices. Agriculturals posted losses in March as prices sold off on generic risk reduction.

Energy trading produced losses in January, and returns were driven almost entirely by short natural gas positions. Although prices only rose moderately overall, largely on cold weather forecasts, prices were highly volatile and as such made it difficult to hold a consistently sized position. In February, energy profits were driven by short positions in natural gas as prices dropped following forecasts of warmer-than-expected US weather, which lowered expectations for demand. Energy trading was mixed in March, as long crude oil positions offset losses from short natural gas, with oil prices advancing on Libyan violence and natural gas prices advancing on nuclear power safety fears.

Strong economic data and corporate earnings lifted global equities in February. Long positions in the Topix generated the largest individual gain as positive corporate earnings allowed the Japanese market to outperform other regions, additionally long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance. However, midmonth, the escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets.  The unexpected nature of March’s events disrupted AHL’s identified trends. The program experienced losses from long stock positions as a result of a sharp post-earthquake sell off in prices.

Currency trading accounted for the bulk of negative returns in January. Losses came primarily from short USD, EUR and GBP positions.  In February, returns were generated by currency trading, where an appreciation in the Australian dollar supplied the bulk of performance following hawkish rhetoric from the Reserve Bank of Australia. Gains in the sector were dampened by losses on both long and short JPY/USD trades as positions were whipsawed.  Currency trading ended March with fairly flat performance. Short US dollar positions generated small gains, but it was euro based positions that had the most impact on performance.

Three Months Ended March 31, 2010:

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

The currency sector performed well over the period as several strong trends emerged. The general ‘risk on’ trade continued to produce returns as commodity linked currencies, most notably the Australian dollar, rose on the back of the general recovery theme. The Australian dollar was further buoyed as the Reserve Bank of Australia raised interest rates to the benefit of long positions against the US dollar. However, the majority of the sector’s returns were a function of the sovereign debt concerns in the eurozone. Fears over high levels of debt in Greece, but also Ireland, Spain, Italy and Portugal led to a substantial fall in the value of the euro and resulted in large profits from the program’s short euro positioning. Further profits accrued elsewhere in Europe with the British pound coming under pressure following a combination of poor economic data, general election concerns and comments from the Bank of England suggesting a potential expansion of the quantitative easing program. On the negative side, whipsawing of positions led losses in the euro:pound and yen: dollar currency pairs.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 4.                      Controls and Procedures.

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2011.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to  materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk of Loss.  Investing in the Partnership is speculative and involves substantial risks. You should not invest unless you can afford to lose your entire investment.

General.  The transactions in which the Advisor generally will engage in on behalf of the Partnership involve significant risks. Growing competition may limit the Advisor’s ability to take advantage of trading opportunities in rapidly changing markets. No assurance can be given that investors will realize a profit on their investment. Moreover, investors may lose all or some of their investment. Because of the nature of the trading activities, the results of the Partnership’s operations may fluctuate from month to month and from period to period. Accordingly, investors should understand that the results of a particular period will not necessarily be indicative of results in future periods.

Markets Are Volatile and Difficult to Predict.  Trading in futures is a speculative activity. Futures prices may be highly volatile. Market prices are difficult to predict and are influenced by many factors, including: changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; national and international political and economic events; and the changing philosophies and emotions of market participants.  In addition, governments intervene in particular markets from time to time, both directly and by regulation, often with the intent to influence prices. The effects of government intervention may be particularly significant in the financial instrument and currency markets, and may cause such markets to move rapidly.

Trading Is Highly Leveraged.  The low margin deposits normally required in futures trading permit an extremely high degree of leverage. A relatively small movement in the price of a futures contract may result in immediate and substantial loss or gain to a trader holding a position in such contract. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the futures contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. Consequently, like other leveraged investments, a futures trade may result in losses in excess of the amount invested.  Forward contracts involve similar leverage and also may require deposits of margin as collateral. Swaps and OTC derivative instruments are also highly leveraged transactions.

Markets May Be Illiquid.  At times, it may not be possible for the Advisor to obtain execution of a buy or sell order at the desired price or to liquidate an open position, either due to market conditions on exchanges or due to the operation of ‘daily price fluctuation limits’ or ‘circuit breakers.’ For example, most U.S. commodity exchanges limit fluctuations in most futures contract prices during a single day by regulations referred to as ‘daily price fluctuation limits’ or ‘daily limits.’ During a single trading day, no trades may be executed at prices beyond the daily limit. Futures contract prices occasionally have moved to the daily limit for several consecutive days with little or no trading.

Even when futures prices have not moved to the daily limit, the Advisor might not be able to obtain execution of trades at favorable prices if little trading in the contracts which the Advisor wishes to trade is taking place. Also, an exchange or governmental authority may suspend or restrict trading on an exchange (or in particular futures traded on an exchange) or order the immediate settlement of a particular instrument.

Options trading may be restricted in the event that trading in the underlying instrument becomes restricted. Options trading also may be illiquid at times regardless of the condition of the market in the underlying instrument. In either event, it will be difficult for the Advisor to realize gain or limit losses on option positions by offsetting them or to change positions in the market.

Trading in OTC derivative instruments is conducted with individual counterparties rather than on organized exchanges. There have been periods during which forward contract dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the bid and asked price.

Speculative Position Limits May Restrict Futures Trading.  Speculative position limits prescribe the maximum net long or short futures contract and options positions which any person or group may hold or control in particular futures contracts. All futures contracts and options on futures contracts traded on commodity exchanges located in the United States, with the exception of contracts on certain major non-U.S. currencies, are subject to speculative position limits established either by the CFTC or the relevant exchange.
All trading accounts owned or managed by the Advisor and its principals will be combined for the purposes of speculative position limits. Such limits could adversely affect the profitability of the Trading Company and, consequently, of the Partnership. For example, the Advisor could be required to liquidate futures positions at an unfavorable time in order to comply with such limits. However, the Advisor does not believe that existing speculative position limits will materially adversely affect its ability to manage the Trading Company’s account.

Cash Flow. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. Were this to occur during an adverse move in a spread or straddle relationship, a substantial loss could occur.

Decisions Based on Trends and Technical Analysis.  The trading decisions of the Advisor will be based in part on trading strategies which utilize mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are based upon a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. The Trading Company and, consequently, the Partnership may incur substantial trading losses:

•	during periods when markets are dominated by fundamental factors that are not reflected in the technical data analyzed by the program;
•	during prolonged periods without sustained moves in one or more of the markets traded; or
•	during ‘whip-saw’ markets, in which potential price trends start to develop but reverse before actual trends are realized.

In the past there have been prolonged periods without sustained price moves in various markets. Presumably, such periods will recur. A series of volatile reverses in price trends may generate repeated entry and exit signals in trend-following systems, resulting in unprofitable transactions and increased brokerage commission expenses. Technical, trend-following trading systems are used by many other traders. At times, the use of such systems may:

•	result in traders attempting to initiate or liquidate substantial positions in a market at or about the same time;
•	alter historical trading patterns;
•	obscure developing price trends; or
•	affect the execution of trades.

Trading in OTC Markets Will Expose the Partnership to Risks Not Applicable to Trading on Organized Exchanges.  The Partnership, through the Trading Company, may engage in OTC derivative transactions, such as: currency forward contracts traded in the interbank market; options on currency forward contracts; and swap transactions.

In general, there is much less governmental regulation and supervision of transactions in the OTC markets than of transactions entered into on organized exchanges. Most of the protections afforded to participants on U.S. and certain non-U.S. exchanges, such as daily price fluctuation limits and the performance guarantee of an exchange clearinghouse, will not be available in connection with OTC transactions.
Consequently, the Partnership will be exposed to greater risk of loss through default than if it confined its trading to organized exchanges.

A portion of the Partnership’s assets may be traded in forward contracts. Such forward contracts are not traded on exchanges and are executed directly through forward contract dealers. There is no limitation on the daily price moves of forward contracts, and a dealer is not required to continue to make markets in such contracts. There have been periods during which forward contract dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the bid and asked price. Arrangements to trade forward contracts may therefore experience liquidity problems. The Partnership therefore will be subject to the risk of credit failure or the inability of or refusal of a forward contract dealer to perform with respect to its forward contracts.
When trading currency forward contracts, the Trading Company may hedge the foreign currencies in order to limit the Trading Company’s exposure to fluctuations in exchange rates. However, there is no guarantee that such hedging will be successful.

Exchanges for Physicals/Swaps/Risk.  While not a regular practice for the Trading Company, it may in rare instances engage in transactions known as exchanges for physicals (‘EFP’), exchanges for swaps (‘EFS’), or exchanges for risk/over-the-counter derivatives (‘EFR’).  An EFP/EFS/EFR is a purchase or sale of a spot commodity/swap/derivative, as applicable, in conjunction with an offsetting sale or purchase of a corresponding futures contract involving the same or equivalent underlying commodity or instrument, without making an open and competitive trade for the futures contract on the exchange.  EFPs, EFSs and EFRs are a permitted exception to the general requirement of the CEA that all futures contracts must be competitively executed on an exchange.  They are permitted pursuant to the rules of the relevant exchanges, which vary from exchange to exchange.  If the EFP, EFS or EFR does not comply with specific exchange requirements, particularly regarding possessing documentation evidencing possession of the underlying commodity or instrument, then the CFTC or the exchange may deem the transaction to be an illegal off-exchange futures contract.  In addition, every EFP, EFS or EFR involves the transfer of an underlying commodity or entry into a swap or derivative on a bilateral basis, as applicable, with a counterparty in exchange for a related cleared futures contract.  There is, therefore, counterparty credit risk if the counterparty or its clearing member on the futures leg fails to perform.  Unlike other futures contracts that are deemed cleared by the clearinghouse upon trade matching or at the end of the business day, futures contracts arising out of EFPs, EFSs or EFRs may, under various clearinghouse rules, not be deemed accepted by the clearinghouse until the next business day.

Options on Futures Contracts Are More Volatile Than Futures Contracts.  The Advisor may trade options on futures. Options are speculative in nature and are highly leveraged. The purchaser of an option risks losing the entire purchase price of the option. The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option. Additionally, the seller and writer of the options lose any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered. Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-

term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

Trading on Non-U.S. Exchanges and Markets Will Expose the Partnership to Risks Not Applicable to Trading on U.S. Exchanges and Markets.  The Partnership, through the Trading Company, may engage in trading on non-U.S. exchanges and markets. The Partnership will be subject to the risk of fluctuations in the currency exchange rate between the local currency and the U.S. dollar and to the possibility of exchange controls.  Trading on such exchanges and markets generally involves other risks not applicable to trading on U.S. exchanges and markets.
For example, such exchanges and markets:

•	may not provide the same assurances of the integrity (financial and otherwise) of the marketplace and its participants as do U.S. exchanges and markets;
•	may exercise less regulatory oversight and supervision over transactions and participants in transactions;
•	may not afford all participants an equal opportunity to execute trades;
•	may be subject to a variety of political influences and the possibility of direct governmental intervention;
•
may have different clearance and settlement procedures for transactions than U.S. exchanges and markets. There have been times when settlement procedures have been unable to keep pace with the volume of transactions on certain exchanges and markets, making it difficult to conduct trades; and

•
may be ‘principals’ markets’ in which performance is the responsibility only of the member with whom the trader has dealt (the counterparty) rather than the responsibility of an exchange or clearing association. Each transaction on such an exchange or market may subject the Partnership to the risk of the counterparty’s credit failure or inability or refusal to perform its obligations.

Institutional Risks.  Institutions, such as the brokers, will have custody of the assets of the Partnership. These firms may encounter financial difficulties that impair the operating capabilities or the capital position of the Partnership, the Trading Company or the General Partner. The General Partner and Advisor will attempt to limit its transactions to well-capitalized and established brokers in an effort to mitigate such risks.

Counterparty Risk.  The Partnership will be subject to the risk of the inability of counterparties to perform with respect to transactions, whether due to insolvency, bankruptcy or other causes, which could subject the Partnership to substantial losses. In an effort to mitigate such risks, the General Partner and Advisor will attempt to limit transactions to counterparties, which are established, well-capitalized and creditworthy.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine.  On January 31, 2011, February 28, 2011 and March 31, 2011, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $7,928,628, $14,522,365, and $17,391,945, respectively.  On January 31, 2011, February 28, 2011 and March 31, 2011, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $815,345, $2,017,000, and $1,874,400, respectively.  On January 31, 2011, February 28, 2011 and March 31, 2011, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $8,792,246, $3,277,771, and $3,656,260, respectively.  On January 31, 2011, February 28, 2011 and March 31, 2011, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $183,000, $247,000, and $201,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)    Not applicable.

(c)    Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2011:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 31, 2011	$1,670,103	-	$334,538	-
February 28, 2011	$2,499,525	$1,550,768	$297,926	$117,838
March 31, 2011	$4,585,980	$784,697	$449,585	$53,041
TOTAL	$8,755,608	$2,335,465	$1,082,049	$170,879

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2011.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ John Barbo

President, Chief Executive Officer and Chief Operating Officer
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