Form 10-Q
period 2011-06-30
MAN AHL DIVERSIFIED I LP
filed 2011-08-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2011 (unaudited) and December 31, 2010
(b)	For the three months ended June 30, 2011 and 2010 (unaudited) and for the six months ended June 30, 2011 and 2010 (unaudited)
(c)	For the six months ended June 30, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010

Cash and cash equivalents	$12,503,267	$17,978,871

Investment in Man-AHL Diversified Trading Company L.P.	500,858,258	456,318,413

Due from Man-AHL Diversified Trading Company L.P.	6,965,249	8,322,471

Prepaids and other assets	28,222	-

Total	$520,354,996	$482,619,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$4,936,705	$6,443,299
Subscriptions received in advance	12,645,127	17,828,921
Management fees payable	1,214,573	1,105,525
Servicing fees payable	620,912	566,652
Accrued expenses	221,220	206,995
Payable to Man-AHL Diversified II L.P.	-	250,000

Total liabilities	19,638,537	26,401,392

PARTNERS’ CAPITAL:
General Partner - Class A (186.00 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively)	594,968	646,951
Limited Partners - Class A (105,988.58 and 89,273.39 units outstanding at June 30, 2011 and December 31, 2010, respectively)	339,030,872	309,889,356
Limited Partners - Class A Series 2 (15,711.03 and 14,736.53 units outstanding at June 30, 2011 and December 31, 2010, respectively)	51,694,528	52,289,913
Limited Partners - Class B (30,145.01 and 23,302.68 units outstanding at June 30, 2011 and December 31, 2010, respectively)	96,426,570	80,889,762
Limited Partners - Class B Series 2 (3,941.69 and 3,523.45 units outstanding at June 30, 2011 and December 31, 2010, respectively)	12,969,521	12,502,381

Total partners’ capital	500,716,459	456,218,363

Total liabilities and partners’ capital	$520,354,996	$482,619,755

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (CONTINUED)	June 30, 2011 (Unaudited)	December 31, 2010

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A	$3,198.75	$3,471.25

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,290.33	$3,548.32

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B	$3,198.76	$3,471.26

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,290.35	$3,548.33

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
NET INVESTMENT (LOSS) INCOME ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:

Interest income	$223,683	$146,813	$472,764	$275,644

Brokerage commissions	(293,732)	-	(710,012)	-

Other expenses	(259,995)	-	(396,368)	-

Net investment (loss) income allocated from

Man-AHL Diversified Trading Company L.P.	(330,044)	146,813	(633,616)	275,644

PARTNERSHIP EXPENSES:
Brokerage commissions	-	433,952	-	806,053
Management fees	3,741,534	2,842,103	7,132,017	5,644,257
Servicing fees	1,912,712	1,461,461	3,648,547	2,903,856
Administration fees	154,140	-	304,150	-
Professional fees	54,332	-	108,665	-
Other expenses	52,115	165,437	90,006	260,716

Total expenses	5,914,833	4,902,953	11,283,385	9,614,882

Net investment loss	(6,244,877)	(4,756,140)	(11,917,001)	(9,339,238)

REALIZED AND UNREALIZED (LOSSES) GAINS ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading (losses) gains on closed contracts	5,101,541	11,900,037	(2,905,546)	13,914,920
Net change in unrealized trading (losses) gains on open contracts	(9,097,333)	(5,750,932)	(24,967,977)	9,162,352

Net (losses) gains on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(3,995,792)	6,149,105	(27,873,523)	23,077,272

NET (LOSS) INCOME	$(10,240,669)	$1,392,965	$(39,790,524)	$13,738,034

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS A	$(62.24)	$9.49	$(272.50)	$102.65

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(53.53)	$19.63	$(257.99)	$123.65

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS B	$(62.24)	$9.49	$(272.50)	$102.65

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(53.52)	$19.64	$(257.98)	$123.66

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL

	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL

January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	79,278,722	23,649	-	-	8,264,962	2,400	27,177,164	8,040	2,068,000	606	116,788,848	34,695

Redemptions	(23,015,661)	(6,934)	-	-	(4,911,364)	(1,426)	(3,932,216)	(1,198)	(640,987)	(187)	(32,500,228)	(9,745)

Net loss	(27,121,545)	-	(51,983)	-	(3,948,983)	-	(7,708,140)	-	(959,873)	-	(39,790,524)	-

PARTNERS’ CAPITAL

June 30, 2011	$339,030,872	105,988	$594,968	186	$51,694,528	15,711	$96,426,570	30,145	$12,969,521	3,942	$500,716,459	155,972

PARTNERS’ CAPITAL

January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	32,141,077	10,513	-	-	44,938,694	14,570	8,942,916	2,916	8,599,706	2,789	94,622,393	30,788

Redemptions	(32,518,464)	(10,458)	-	-	(11,047,699)	(3,550)	(5,119,691)	(1,659)	(1,668,848)	(552)	(50,354,702)	(16,219)

Net income	9,068,971	-	19,130	-	2,033,443	-	2,217,525	-	398,965	-	13,738,034	-

PARTNERS’ CAPITAL

June 30, 2010	$262,044,996	83,040	$588,135	186	$50,894,218	15,877	$67,745,603	21,468	$11,241,089	3,506	$392,514,041	124,077

See accompanying notes and attached financial statements
of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,790,524)	$13,738,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Purchases of Man-AHL Diversified Trading Company L.P.	(116,788,848)	(94,622,393)
Sales of investment in Man-AHL Diversified Trading Company L.P.	45,099,084	62,696,488
Net change in depreciation (appreciation) of investment in Man-AHL Diversified Trading Company L.P.	28,507,141	(23,352,916)
Changes in assets and liabilities:
Prepaids and other assets	(28,222)	-
Management fees payable	109,048	101,905
Servicing fees payable	54,260	60,020
Accrued expenses	14,225	8,923
Payable to Man AHL Diversified II L.P.	(250,000)	-

Net cash used in operating activities	(83,073,836)	(41,369,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	111,605,054	92,242,650
Payments on redemptions	(34,006,822)	(53,242,380)

Net cash provided by financing activities	77,598,232	39,000,270

NET DECREASE IN CASH	(5,475,604)	(2,369,669)

CASH AND CASH EQUIVALENTS
Beginning of period	17,978,871	8,321,635

CASH AND CASH EQUIVALENTS
End of period	$12,503,267	$5,951,966

See accompanying notes and attached financial
statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

1. ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man-AHL (USA) Limited (the “Advisor”), a United Kingdom company, is the Partnership’s trading advisor. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

At June 30, 2011 and December 31, 2010, the Partnership owned 48,699 and 41,849 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2011 and December 31, 2010 was 76.90% and 74.22%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2011, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 fair value measurement at June 30, 2011. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), MF Global U.K. (“MFG UK”), JPMorgan Chase (“JPM”) and Credit Suisse to clear its futures trading activity. The Trading Company utilizes MF Global UK Ltd. (“MFG UK”), Royal Bank of Scotland (“RBS”) and JPM to clear its forward trading activity. At June 30, 2011, the Partnership did not have any open forward contracts with JPM.

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

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a) At June 30, 2011 (unaudited) and December 31, 2010

(b) For the three months ended June 30, 2011 and 2010 (unaudited) and for the six months ended June 30, 2011 and 2010 (unaudited)

(c) For the six months ended June 30, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011
ASSETS	(Unaudited)	December 31, 2010

Equity in futures and forwards trading accounts:
Net unrealized trading gains on open futures contracts	$288,291	$9,571,147
Net unrealized trading gains on open forward contracts	-	21,364,480
Due from brokers	74,318,598	58,686,001

Total equity in futures and forwards trading accounts	74,606,889	89,621,628

Cash and cash equivalents	589,243,706	540,475,018

Interest receivable	1,352	36,230

TOTAL	$663,851,947	$630,132,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES —
Redemptions payable	$7,400,147	$14,543,323
Accrued expenses	96,465	177,744
Net unrealized trading losses on open futures contracts	4,494,551	689,356
Net unrealized trading losses on open forward contracts	558,525	-

Total liabilities	12,549,688	15,410,423

PARTNERS’ CAPITAL:
Limited Partners (63,327.66 and 56,391.50 units outstanding at June 30, 2011 and December 31, 2010, respectively)	651,302,259	614,722,453

Total partners’ capital	651,302,259	614,722,453

TOTAL	$663,851,947	$630,132,876

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,284.64	$10,900.98

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2011 (unaudited)		December 31, 2010
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital

FUTURES CONTRACTS - Long:
Agricultural	$119,452	-%	$5,626,475	0.9%
Currencies	9,160	-	638,070	0.1
Energy	(419,378)	(0.1)	1,699,258	0.3
Indices	653,732	0.1	95,256	-
Interest rates	(704,742)	(0.1)	1,236,385	0.2
Metals	(1,043,774)	(0.2)	5,808,889	0.9

Total futures contracts - long	(1,385,550)	(0.3)	15,104,333	2.4

FUTURES CONTRACTS - Short:
Agricultural	$430,032	0.1	(932,741)	(0.2)
Currencies	216,871	-	(379,596)	(0.1)
Energy	(1,978,171)	(0.3)	(2,084,102)	(0.3)
Indices	(1,489,674)	(0.2)	11,028	-
Interest rates	6,346	-	(1,523,235)	(0.2)
Metals	(6,114)	-	(1,313,896)	(0.2)

Total futures contracts - short	(2,820,710)	(0.4)	(6,222,542)	(1.0)

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FUTURES CONTRACTS	$(4,206,260)	(0.7)%	$8,881,791	1.4%

FORWARD CONTRACTS - Long:
Australian dollars	$4,407,043	0.7%	$10,399,197	1.7%
British pounds	(1,758,073)	(0.3)	(2,320,050)	(0.4)
Euro	4,055,434	0.6	(2,149,012)	(0.3)
Gold bullion	(675,493)	(0.1)	696,099	0.1
Japanese yen	175,339	-	5,081,396	0.8
Other	9,518,390	1.5	19,196,259	3.1

Total forward contracts - long	15,722,640	2.4	30,903,889	5.0

FORWARD CONTRACTS - Short:
Australian dollars	$(1,397,771)	(0.2)	(6,271,270)	(1.0)
British pounds	3,945,970	0.6	4,960,113	0.8
Euro	(7,909,755)	(1.2)	7,075,561	1.2
Japanese yen	(1,354,721)	(0.2)	(4,104,581)	(0.7)
New Zealand dollars	(1,803,875)	(0.3)	(722,218)	(0.1)
Other	(7,761,013)	(1.2)	(10,477,014)	(1.7)

Total forward contracts - short	(16,281,165)	(2.5)	(9,539,409)	(1.5)

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FORWARD CONTRACTS	$(558,525)	(0.1)%	$21,364,480	3.5%

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN CONTRACTS	$(4,764,785)	(0.8)%	$30,246,271	4.9%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

NET INVESTMENT INCOME:
Interest income	$289,447	$162,032	$618,079	$341,608

EXPENSES
Brokerage commissions	380,314	-	931,598	-
Interest expense - brokers	282,935	-	413,299	-
Professional fees	46,936	-	93,872	-
Administration fees	2,500	-	5,000	-
Other expenses	4,193	-	4,638	-

Total expenses	716,878	-	1,448,407	-

NET INVESTMENT (LOSS) INCOME	(427,431)	162,032	(830,328)	341,608

NET REALIZED AND UNREALIZED (LOSSES) GAINS ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	6,589,998	16,446,227	(3,602,132)	19,034,204
Net change in unrealized gains on translation of foreign currency	466,804	-	1,834,815	-
Net change in unrealized trading (losses) gains on open contracts	(12,245,801)	(7,941,141)	(35,011,056)	12,852,818

NET (LOSS) GAIN ON TRADING ACTIVITIES	(5,188,999)	8,505,086	(36,778,373)	31,887,022

NET (LOSS) INCOME	$(5,616,430)	$8,667,118	$(37,608,701)	$32,228,630

NET (LOSS) INCOME FOR A UNIT OF PARTNERSHIP INTEREST	$(77.41)	$151.20	$(616.34)	$548.73

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Limited Partners	General Partner	Total

PARTNERS’ CAPITAL — January 1, 2011	$614,722,453	$-	$614,722,453

Issuance of 12,728.38 units of limited partnership interest	135,653,199	-	135,653,199
Redemption of 5,792.24 units of limited partnership interest	(61,464,692)	-	(61,464,692)
Net Loss	(37,608,701)	-	(37,608,701)

PARTNERS’ CAPITAL — June 30, 2011	$651,302,259	$-	$651,302,259

PARTNERS’ CAPITAL - January 1, 2010	$491,274,980	$-	$491,274,980

Issuance of 10,781 units of limited partnership interest	99,307,719	-	99,307,719
Redemption of 8,714 units of limited partnership interest	(82,037,567)	-	(82,037,567)
Net Income	32,228,630	-	32,228,630

PARTNERS’ CAPITAL - June 30, 2010	$540,773,762	$-	$540,773,762

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,608,701)	$32,228,630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized trading losses (gains) on open contracts	35,011,056	(12,852,818)
Changes in assets and liabilities:
Due from brokers	(15,632,597)	(10,043,721)
Interest receivable	34,878	7,028
Accrued expenses	(81,279)	-

Net cash (used in) provided by operating activities	(18,276,643)	9,339,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	135,653,199	99,307,719
Payments on redemptions	(68,607,868)	(159,026,982)

Net cash provided by (used in) financing activities	67,045,331	(59,719,263)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,768,688	(50,380,144)

CASH AND CASH EQUIVALENTS
Beginning of period	540,475,018	497,103,543

CASH AND CASH EQUIVALENTS
End of period	$589,243,706	$446,723,399

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse, JPMorgan Chase (“JPM”) and Royal Bank of Scotland (“RBS”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

MFG is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacities.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $44,763,302 and $11,382,084 of cash restricted as collateral held as of June 30, 2011 and December 31, 2010, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose quantitative information about the unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Management is currently evaluating the implications of ASU No. 2011-04 and its impact on the financial statements.

3.    PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2011 and year ended December 31, 2010.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the Trading Company but were allocated pro-rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners. These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company were reflected in the financial reporting of the Trading Company. As these amounts had previously been recovered through investor redemptions, there was no impact on partners’ capital as of June 30, 2011 as a result of the change.

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

4.    FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments. Future contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2011 and December 31, 2010, the Trading Company did not have any positions categorized as “Level 3” investments in the fair value hierarchy.

		Fair Value Measurements
Description	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts [1]	$288,291	$288,291	$-	$-
Net unrealized trading losses on open futures contracts [1]	(4,494,551)	(4,494,551)	-	-
Net unrealized trading losses on open forward contracts [2]	(558,525)	-	(558,525)	-

Total	$(4,764,785)	$(4,206,260)	$(558,525)	$-

		Fair Value Measurements

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts [1]	$9,571,147	$9,571,147	$-	$-
Net unrealized trading losses on open futures contracts [1]	(689,356)	(689,356)	-	-
Net unrealized trading gains on open forwards contracts [2]	21,364,480	-	21,364,480	-

Total	$30,246,271	$8,881,791	$21,364,480	$-

[1]	Please see Condensed Schedule of Investments for risk classification.
[2]	Please see Condensed Schedule of Investments for currency classification.

The Trading Company’s policy is to disclose significant transfers between fair value hierarchy levels based on valuations at the end of each reporting period. There were no transfers between Level 1 or Level 2 investments as of June 30, 2011.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), JPMorgan Chase (“JPM”) and Credit Suisse to clear its futures trading activity. As of June 30, 2011, the portion of net unrealized gains (losses) attributed to MFG, JPM and Credit Suisse was $(3,987,614), $288,291 and $(506,937), respectively.

The Trading Company utilizes MF Global UK Ltd. (“MFG UK”), Royal Bank of Scotland (“RBS”) and JPM to clear its forward trading activity. At June 30, 2011, the Partnership did not have any open forward contracts with MFG UK or JPM.

During the quarter ended June 30, 2011, the Trading Company traded 74,673 exchange-traded future contracts and settled 23,299 OTC forward contracts. During the six month period ended June 30, 2011, the Trading Company traded 364,570 exchange-traded future contracts and settled 135,065 OTC forward contracts. During the quarter ended June 30, 2010, the Trading Company traded 108,536 exchange-traded future contracts and settled 56,399 OTC forward contracts. During the six month period ended June 30, 2010, the Trading Company traded 184,550 exchange-traded future contracts and settled 98,185 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and JPMorgan Chase. As required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At June 30, 2011 and December 31, 2010, estimated credit risk with regard to forward contracts was $0 and $21,364,480, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Primary Risk Exposure
	June 30, 2011 (Unaudited)

	Asset Derivatives		Liability Derivatives

	statement of financial condition	Fair Value *	statement of financial condition	Fair Value *
Open forward contracts	Net unrealized trading gains on open forward contracts	$28,570,504	Net unrealized trading losses on open forward contracts	$(29,129,029)
Currencies
Open futures contracts	Net unrealized trading gains on open futures contracts		Net unrealized trading losses on open futures contracts
Agricultural		2,214,433		(1,664,949)
Currencies		1,609,836		(1,383,805)
Energy		54,172		(2,451,721)
Indices		659,125		(1,495,067)
Interest rates		1,361,994		(2,060,390)
Metals		866,293		(1,916,181)

Total Derivatives		$35,336,357		$(40,101,142)

	December 31, 2010

	Asset Derivatives		Liability Derivatives

	statement of financial condition	Fair Value *	statement of financial condition	Fair Value *
Open forward contracts	Net unrealized trading gains on open forward contracts	$62,605,106	Net unrealized trading losses on open forward contracts	$(41,240,626)
Open futures contracts	Net unrealized trading gains on open futures contracts	$17,407,051	Net unrealized trading losses on open futures contracts	$(8,525,260)

Total Derivatives		$80,012,157		$(49,765,886)

* Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty and presented in the Statements of Financial Condition in accordance with generally accepted accounting principles related to the right of offset under FASBASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the three and six months ended June 30, 2011 and 2010.

		For the three months ended June 30,		For the six months ended June 30,
		2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts	Net realized trading gains on closed contracts	$11,625,119	$4,973,501	$14,464,893	$12,109,063
	Net change in unrealized trading (losses) gains on open contracts	(6,221,209)	(1,645,236)	(21,923,005)	6,455,750
Currencies
Futures contracts	Net realized trading gains (losses) on closed contracts		11,472,726		6,925,141
Agricultural		(3,893,801)		3,270,787
Currencies		4,505,995		363,113
Energy		(10,038,996)		(10,924,086)
Indices		(12,343,449)		(24,678,045)
Interest rates		17,201,023		11,093,319
Metals		(465,893)		2,807,887
	Net change in unrealized trading gains (losses) on open contracts		(6,295,905)		6,397,068
Agricultural		(46,376)		(4,144,250)
Currencies		311,846		(32,444)
Energy		(4,298,074)		(2,012,705)
Indices		(1,356,699)		(942,225)
Interest rates		1,230,137		(411,547)
Metals		(1,865,426)		(5,544,880)

Net (loss) gain on Derivatives		$(5,655,803)	$8,505,086	$(38,613,188)	$31,887,022

6.    SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of financial statement issuance, and noted no subsequent events that require adjustment to or disclosure in these financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 31, 2011.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2011:

30-Jun-11
Ending Equity	$500,716,459

Six months ended June 30, 2011:

Net assets increased $44,498,096 for the six months ended June 30, 2011. This increase was attributable to subscriptions in the amount of $116,788,848, redemptions in the amount of $32,500,228 and a net loss from operations of $39,790,524.

Management Fees of $7,132,017 and servicing fees of $3,648,547 were paid or accrued, and interest of $472,764 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the six months ended June 30, 2011.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2011 were $502,821.

Three months ended June 30, 2011:

Net assets increased $25,484,992 for the three months ended June 30, 2011. This increase was attributable to subscriptions in the amount of $55,881,888, redemptions in the amount of $20,156,227 and a net loss from operations of $10,240,660.

Management Fees of $3,741,534 and servicing fees of $1,912,712 were paid or accrued, and interest of $223,683 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended June 30, 2011.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2011 were $260,587.

Currency trading drove performance in April, with short USD trades the main source of profits. Long commodity linked and emerging market currencies against the dollar tended to be the top performers as improved optimism over global growth and elevated commodity prices rallied demand for their higher yielding/ higher risk properties. Currency trading produced losses in May, mainly as a result of short U.S. dollar trades. The dollar rose 2.1% (on a trade weighted basis) over the month as an increase in investor risk aversion boosted demand for its relative safe haven. Short USD positions continued to come under pressure in June.

Exposure to commodities generated gains during April as the weakened U.S. dollar proved supportive to raw material prices. Long positions in precious metals such as gold and silver secured the strongest gains as both rallied 9.2% and 27.2% respectively after investors fretted over rising inflation and continued tensions in the Middle East North Africa region. Commodity trading posted some of the larger losses in May, largely due to a general long exposure held across the sector. In energies, long crude oil positions posted some of the heavier losses in May after prices suffered one of their largest one-day falls on record as fears over future global growth prompted a massive unwinding of positions. Trading, on both the long and short side, of natural gas also caused losses as positions where whipsawed over the month. In metals, long positions in precious metals struggled as silver slumped -19.6% after exchanges hiked margin requirements and the U.S. dollar rallied. Commodities also detracted returns in June with the majority of losses attributed to the energy sector. Long natural gas contracts proved particularly troublesome as prices pulled back from near-term highs, falling over 6%, after moderating temperatures in the U.S. reduced the outlook for demand. Further negative performance in June came from long crude oil positions after prices moved over 7% lower on news that the IEA had unexpectedly released extra oil supplies from their strategic reserves.

Amid the upbeat market sentiment in April, a general long exposure to equities proved profitable. Stock trading ended May down, however, with long positions in European based indices posting the largest losses. A general long exposure across regions that was the main cause of losses in the sector. The stock sector also ended June down as worries over future growth saw investors shun their riskier assets. The majority of losses were attributed to long positioning, particularly in the U.S., as concerns over future growth in light of weaker-than-expected economic releases weighed on prices.

Losses were incurred in April by the bond sector. Exposure to Australian bonds proved particularly troublesome as volatile prices led to whipsawing positions and weighed on returns. In May, offsetting losses from “pro-risk” positions were strong profits from long positions in bond and interest rate markets. Prices rallied during the month as future growth concerns and sovereign debt contagion fears led to an increase in “safe haven” demand. Similar to May, losses were partially offset in June by a general long exposure to bonds and short-term interest rates sectors. Prices continued to move higher as future growth concerns combined with sovereign debt worries led to a further increase in “safe haven” demand. As a result, positive performance was driven by long European government bonds while Short Sterling contracts also proved beneficial as investors bet on prolonged low interest rates and the possibility of another round of quantitative easing.

Three months ended March 31, 2011:

On the fixed income side, losses came from long positions in European bonds and U.S. Treasuries in January. European bonds fell largely on diminished sovereign debt fears, while U.S. Treasuries fell over the period due to positive economic news. Bonds rallied in March, benefiting long holdings of gold and silver but negatively impacting short bond positions. The main detractors were Japanese and Australian bonds, U.S. Treasuries and UK Gilts.

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

Energy trading produced losses in January, and returns were driven almost entirely by short natural gas positions. Although prices only rose moderately overall, largely on cold weather forecasts, prices were highly volatile and as such made it difficult to hold a consistently sized position. In February, energy profits were driven by short positions in natural gas as prices dropped following forecasts of warmer-than-expected U.S. weather, which lowered expectations for demand. Energy trading was mixed in March, as long crude oil positions offset losses from short natural gas, with oil prices advancing on Libyan violence and natural gas prices advancing on nuclear power safety fears.

Strong economic data and corporate earnings lifted global equities in February. Long positions in the Topix generated the largest individual gain as positive corporate earnings allowed the Japanese market to outperform other regions, additionally long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance. However, midmonth, the escalation of political turmoil in Egypt and Libya led to increased demand for “safe haven” assets. The unexpected nature of March’s events disrupted AHL’s identified trends. The program experienced losses from long stock positions as a result of a sharp post-earthquake sell off in prices.

Currency trading accounted for the bulk of negative returns in January. Losses came primarily from short USD, EUR and GBP positions. In February, returns were generated by currency trading, where an appreciation in the Australian dollar supplied the bulk of performance following hawkish rhetoric from the Reserve Bank of Australia. Gains in the sector were dampened by losses on both long and short JPY/USD trades as positions were whipsawed. Currency trading ended March with fairly flat performance. Short U.S. dollar positions generated small gains, but it was euro based positions that had the most impact on performance.

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

Bond market trading posted strong and consistent gains in the second quarter. Long positions in U.S., European and Japanese bonds proved particularly profitable as investors demand for “safe haven” assets surged amid fears that the global economic recovery would be hurt by the eurozone sovereign debt crisis.

Data releases in the U.S., such as May’s private sector figures from the U.S. non-farm payroll showing that only 41,000 jobs were created, also helped to rally bond prices as investors increasingly grew concerned over the fragility of the economic recovery. Japanese bonds also received a boost from increased investor confidence after the Japanese government pledged to balance its books within 10 years, restrict debt sales and overhaul the domestic tax system.

The currency sector produced mixed performances in the second quarter and ultimately posted a loss. The main detractors were long positions in commodity-linked and emerging market currencies against the U.S. dollar, including trades such as long AUD/USD, CAD/USD, ZAR/USD and BRL/USD. With the onset of a higher level of investor risk aversion due to the European sovereign debt crisis and concerns over a global economic slowdown, currencies linked to higher growth rates faltered as investors fled from more risky assets in favor of “safe haven” currencies. For example the Australian dollar fell 8.3% versus the U.S. dollar over the quarter while the U.S. dollar rallied 4.5% on a trade-weighted basis. On the positive side, the dominating trade was short euro positions as the AHL Diversified Program capitalized on the Greek debt crisis and subsequent concerns over the future stability of the euro. Leading trades in this theme included short euro positions against the U.S. dollar and Japanese yen as the euro fell 9.4% against the dollar and 14.3% against the yen. Other notable gains came from short British pound positions due to concerns over UK’s fiscal position and speculation that UK may have its credit rating cut as a result.

The energy sector posted a loss in the second quarter. Losses were predominantly due to short positions in natural gas as prices rose on forecasts of hot weather in the U.S. and government predictions of an extremely active hurricane season later this year. As a result, demand increased while the outlook for supply dampened. Further losses were due to long positions in crude oil and other oil related products. Prices of crude oil and other oil related products were negatively affected as fears over the future demand outlook on the back of sovereign debt issues in Europe weighed on investors and by signs of a slowdown in China’s economic growth towards the end of the quarter.

Trading in the interest rate sector produced profits in the second quarter. Short-term interest rate trading posted a profit as long positions in various contracts benefitted after sovereign debt issues and reduced future growth expectations raised speculation that interest rates around the globe were unlikely to be raised for a prolonged period of time. Long positions in Eurodollar proved particularly profitable as investors grew concerned over weaker-than-expected jobs data and comments from the Federal Reserve, highlighting their cautious outlook on the U.S. economy. Long Euribor positions also generated strong gains as lingering sovereign debt issues in Europe continued to weigh on investor expectations for growth. Elsewhere, long positions in Short Sterling added gains due to worries that UK’s emergency budget, which proposed savage cuts to public spending, would pose a threat to UK’s economic recovery. As a result, prices rose as investors increasingly expected that the Bank of England would continue to keep UK interest rates at record lows in order to support the fragile recovery.

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

Bond market trading ended the quarter down as profitable positions in European bonds were offset by losses in U.S. Treasuries and Japanese government bonds. In the case of European bonds, long positions were beneficial in January in particular as concerns rose on the back of Greece’s fiscal problems. 10-year European bond yields continued to edge downwards over February and March, ending the quarter 30bps lower. The directional nature of European bonds was in contrast to 10-year U.S. Treasury yields which fluctuated in the range of 3.5% - 3.9%, the choppy nature causing losses on both the long and short positions. It was a similar scenario for trading in Japanese bonds; long positions posted losses at the beginning and end of the quarter as yields advanced.

The currency sector performed well over the period as several strong trends emerged. The general “risk on” trade continued to produce returns as commodity linked currencies, most notably the Australian dollar, rose on the back of the general recovery theme. The Australian dollar was further buoyed as the Reserve Bank of Australia raised interest rates to the benefit of long positions against the U.S. dollar. However, the majority of the sector’s returns were a function of the sovereign debt concerns in the eurozone. Fears over high levels of debt in Greece, but also Ireland, Spain, Italy and Portugal led to a substantial fall in the value of the euro and resulted in large profits from the program’s short euro positioning. Further profits accrued elsewhere in Europe with the British pound coming under pressure following a combination of poor economic data, general election concerns and comments from the Bank of England suggesting a potential expansion of the quantitative easing program. On the negative side, whipsawing of positions led losses in the euro:pound and yen:dollar currency pairs.

The energy sector posted a modest profit in the period. A large profit was made on the back of shorting natural gas as it dropped to below $4 MMBtu by the end of March. This was due to seasonal temperature rises and concerns over growing supply as U.S. gas stocks rose for the first time this year with weekly inventories up 11bn cubic feet, slightly above consensus market forecasts. Trading in crude oil was far more difficult as prices proved volatile and positions whipsawed. Prices were negatively affected by the concerns over sovereign debt in Europe and the possibility of monetary tightening in China. However, they were also bolstered by more positive news from the eurozone at the end of the period as a financial support package for Greece was agreed upon.

Trading in the interest rate sector produced profits as long positions in Euribor, Eurodollar and Short Sterling contracts performed well amid rising prices. Euribor headed the group; interest rate expectations in the eurozone remained low as the region worked towards a solution to Greece’s debt issues. In addition, concerns over the economic performance of other member nations such as Portugal, Ireland and Spain indicated to investors that rates would need to remain low in order to support an economic recovery. In the U.S., comments by Federal Reserve officials reiterated that rates would remain low for an extended period, driving Eurodollar prices higher. Long trades in Short Sterling were also beneficial as the UK’s budget position, the possibility of further quantitative easing and a timid economic rebound lowered expectations of a near-term rate hike.

Metals trading ended the quarter relatively flat. In January, the majority of long exposures weighed on performance. Fears that potential increases in interest rates in China, U.S. and other major economies and sovereign debt problems in Europe could negatively impact demand for resources capped the performance of metals. Gold prices fell sharply towards the end of January as its appeal as a hedge against a weakened U.S. dollar lessened as the U.S. currency firmed over the month. Despite continued weakness in gold prices in February and March, sentiment towards commodities generally improved as the period progressed, amid bouts of weakness in the U.S. dollar which prompted a broad return to risky assets, leading to gains for some long metals positions, notably nickel.

The majority of stock positions were held long over the quarter. However, long positions proved to be slightly detrimental. Despite positive trading in U.S. stocks, losses made in the European and Asian markets were significant enough to wipe out gains. European stocks suffered due to credit difficulties in Greece which rose to the fore in mid-January. Over the three months, fears over European countries’ ability to repay its sovereign debt spread to Portugal and Spain. As a result, European stocks fell, with the MSCI Europe losing 1.8% over the quarter. As for Asian stocks, Chinese stocks were particularly impacted by concerns over imminent monetary tightening in China and the possibility of a revaluation of the renminbi. The Hang Seng Index led losses in this period.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Markets May Be Illiquid. At times, it may not be possible for the Advisor to obtain execution of a buy or sell order at the desired price or to liquidate an open position, either due to market conditions on exchanges or due to the operation of “daily price fluctuation limits” or “circuit breakers.” For example, most U.S. commodity exchanges limit fluctuations in most futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Futures contract prices occasionally have moved to the daily limit for several consecutive days with little or no trading.

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

Decisions Based on Trends and Technical Analysis. The trading decisions of the Advisor will be based in part on trading strategies which utilize mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are based upon a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. The Trading Company and, consequently, the Partnership may incur substantial trading losses:

•	during periods when markets are dominated by fundamental factors that are not reflected in the technical data analyzed by the program;
•	during prolonged periods without sustained moves in one or more of the markets traded; or
•	during “whip-saw” markets, in which potential price trends start to develop but reverse before actual trends are realized.

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

Exchanges for Physicals/Swaps/Risk. While not a regular practice for the Trading Company, it may in rare instances engage in transactions known as exchanges for physicals (“EFP”), exchanges for swaps (“EFS”), or exchanges for risk/over-the-counter derivatives (“EFR”). An EFP/EFS/EFR is a purchase or sale of a spot commodity/swap/derivative, as applicable, in conjunction with an offsetting sale or purchase of a corresponding futures contract involving the same or equivalent underlying commodity or instrument, without making an open and competitive trade for the futures contract on the exchange. EFPs, EFSs and EFRs are a permitted exception to the general requirement of the CEA that all futures contracts must be competitively executed on an exchange. They are permitted pursuant to the rules of the relevant exchanges, which vary from exchange to exchange. If the EFP, EFS or EFR does not comply with specific exchange requirements, particularly regarding possessing documentation evidencing possession of the underlying commodity or instrument, then the CFTC or the exchange may deem the transaction to be an illegal off-exchange futures contract. In addition, every EFP, EFS or EFR involves the transfer of an underlying commodity or entry into a swap or derivative on a bilateral basis, as applicable, with a counterparty in exchange for a related cleared futures contract. There is, therefore, counterparty credit risk if the counterparty or its clearing member on the futures leg fails to perform. Unlike other futures contracts that are deemed cleared by the clearinghouse upon trade matching or at the end of the business day, futures contracts arising out of EFPs, EFSs or EFRs may, under various clearinghouse rules, not be deemed accepted by the clearinghouse until the next business day.

Options on Futures Contracts Are More Volatile Than Futures Contracts. The Advisor may trade options on futures. Options are speculative in nature and are highly leveraged. The purchaser of an option risks losing the entire purchase price of the option. The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option. Additionally, the seller and writer of the options lose any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered. Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

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

may be “principals’ markets” in which performance is the responsibility only of the member with whom the trader has dealt (the counterparty) rather than the responsibility of an exchange or clearing association. Each transaction on such an exchange or market may subject the Partnership to the risk of the counterparty’s credit failure or inability or refusal to perform its obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On April 30, 2011, May 31, 2011 and June 30, 2011, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $19,852,912, $9,919,212 and $9,663,663, respectively. On April 30, 2011, May 31, 2011 and June 30, 2011, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,133,061, $999,000 and $1,426,156, respectively. On April 30, 2011, May 31, 2011 and June 30, 2011, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $5,137,819, $2,832,476 and $3,480,592, respectively. On April 30, 2011, May 31, 2011 and June 30, 2011, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $355,000, $0 and $1,082,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)         Not applicable.

(c)             Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2011:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2011	$3,636,772	$1,429,944	$229,638	$47,840
May 31, 2011	$7,433,033	$607,223	$1,295,713	$397,269
June 30, 2011	$3,190,249	$538,733	$1,324,817	$25,000
TOTAL	$14,260,054	$2,575,900	$2,850,168	$470,109

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on March 31, 2011, for the year ended December 31, 2010, with the Partnership’s Annual Report on Form 10-K.

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2011.

Man-AHL Diversified I L.P.

(Registrant)

By: Man Investments (USA) Corp.

General Partner

By: /s/ John Barbo

President, Chief Executive Officer and Chief Operating Officer

(Principal Executive Officer)

By: /s/ Jordan Allen

Chief Financial Officer (Principal Financial and

Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document