Form 10-Q
period 2011-09-30
MAN AHL DIVERSIFIED I LP
filed 2011-11-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2011 (unaudited) and December 31, 2010
(b)	For the three months ended September 30, 2011 and 2010 (unaudited) and for the nine months ended September 30, 2011 and 2010 (unaudited)
(c)	For the nine months ended September 30, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$10,109,446	$17,978,871

Investment in Man-AHL Diversified Trading Company L.P.	550,784,357	456,318,413

Due from Man-AHL Diversified Trading Company L.P.	6,435,010	8,322,471

Prepaids and other assets	14,081	—

Total	$567,342,894	$482,619,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$4,212,568	$6,443,299
Subscriptions received in advance	10,109,151	17,828,921
Management fees payable	1,332,935	1,105,525
Servicing fees payable	681,366	566,652
Accrued expenses	222,222	206,995
Payable to Man-AHL Diversified II L.P.	—	250,000

Total liabilities	16,558,242	26,401,392

PARTNERS’ CAPITAL:
General Partner - Class A (186.37 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively)	626,029	646,951
Limited Partners - Class A (111,138.85 and 89,273.39 units outstanding at September 30, 2011 and December 31, 2010, respectively)	373,314,839	309,889,356
Limited Partners - Class A Series 2 (16,149.43 and 14,736.53 units outstanding at September 30, 2011 and December 31, 2010, respectively)	55,974,218	52,289,913
Limited Partners - Class B (31,675.26 and 23,302.68 units outstanding at September 30, 2011 and December 31, 2010, respectively)	106,397,337	80,889,762
Limited Partners - Class B Series 2 (4,175.45 and 3,523.45 units outstanding at September 30, 2011 and December 31, 2010, respectively)	14,472,229	12,502,381

Total partners’ capital	550,784,652	456,218,363

Total liabilities and partners’ capital	$567,342,894	$482,619,755

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

	September 30, 2011 (Unaudited)	December 31, 2010

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A	$3,359.00	$3,471.25

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,466.02	$3,548.32

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B	$3,359.00	$3,471.26

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,466.03	$3,548.33

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$153,179	$163,692	$625,943	$439,336
Brokerage commissions	(221,557)	(72,675)	(931,569)	(72,675)
Other expenses	(262,987)	(430,857)	(659,355)	(430,857)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(331,365)	(339,840)	(964,981)	(64,196)

PARTNERSHIP EXPENSES:
Brokerage commissions	—	—	—	806,053
Management fees	3,955,337	2,945,280	11,087,354	8,589,537
Servicing fees	2,022,420	1,513,131	5,670,967	4,416,987
Administration fees	164,818	—	468,968	—
Professional fees	26,049	—	134,714	—
Other expenses	60,342	147,541	150,348	408,257

Total expenses	6,228,966	4,605,952	17,512,351	14,220,834

Net investment loss	(6,560,331)	(4,945,792)	(18,477,332)	(14,285,030)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts	28,880,779	10,300,937	25,975,233	24,215,857
Net change in unrealized trading gains (losses) on open contracts	3,600,516	17,060,123	(21,367,461)	26,222,475

Net gains on trading activities allocated from Man-AHL Diversified Trading Company L.P.	32,481,295	27,361,060	4,607,772	50,438,332

NET INCOME (LOSS)	$25,920,964	$22,415,268	$(13,869,560)	$36,153,302

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A	$160.25	$174.96	$(112.25)	$277.61

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$175.69	$188.36	$(82.30)	$312.01

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B	$160.24	$174.96	$(112.26)	$277.61

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$175.68	$188.35	$(82.30)	$312.01

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	103,610,568	30,985	—	—	12,168,337	3,560	35,352,524	10,511	3,515,000	1,034	154,646,429	46,090
Redemptions	(30,372,699)	(9,119)	—	—	(7,418,579)	(2,148)	(7,104,351)	(2,139)	(1,314,951)	(382)	(46,210,580)	(13,788)
Net loss	(9,812,386)	—	(20,922)	—	(1,065,453)	—	(2,740,598)	—	(230,201)	—	(13,869,560)	—

PARTNERS’ CAPITAL
September 30, 2011	$373,314,839	111,139	$626,029	186	$55,974,218	16,149	$106,397,337	31,675	$14,472,229	4,175	$550,784,652	163,324

PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	42,262,497	13,689	—	—	45,996,056	14,895	12,381,105	3,994	8,961,706	2,900	109,601,364	35,478
Redemptions	(37,650,267)	(12,043)	—	—	(13,687,152)	(4,341)	(6,707,413)	(2,145)	(1,894,369)	(619)	(59,939,201)	(19,148)
Net income	23,908,297	—	51,739	—	5,023,961	—	6,097,793	—	1,071,512	—	36,153,302	—

PARTNERS’ CAPITAL
September 30, 2010	$281,873,939	84,631	$620,744	186	$52,302,645	15,411	$73,476,338	22,060	$12,050,115	3,550	$420,323,781	125,838

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,869,560)	$36,153,302
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Purchases of Man-AHL Diversified Trading Company L.P.	(154,403,992)	(109,601,364)
Sales of investment in Man-AHL Diversified Trading Company L.P.	65,468,300	77,896,117
Net change in depreciation (appreciation) of investment in Man-AHL Diversified Trading Company L.P.	(3,642,791)	(50,374,136)
Changes in assets and liabilities:
Prepaids and other assets	(14,081)	—
Management fees payable	227,410	166,774
Servicing fees payable	114,714	92,990
Accrued expenses	15,227	6,117
Payable to Man AHL Diversified II L.P.	(250,000)	—

Net cash used in operating activities	(106,354,773)	(45,660,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	146,926,659	110,229,150
Payments on redemptions	(48,441,311)	(63,880,975)

Net cash provided by financing activities	98,485,348	46,348,175

NET (DECREASE) INCREASE IN CASH	(7,869,425)	687,975

CASH AND CASH EQUIVALENTS
Beginning of period	17,978,871	8,321,635

CASH AND CASH EQUIVALENTS
End of period	$10,109,446	$9,009,610

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At September 30, 2011 and December 31, 2010, the Partnership owned 50,405 and 41,849 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2011 and December 31, 2010 was 77.93% and 74.22%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2011, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services — Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 fair value measurement at September 30, 2011. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A and Class B units. The Partnership also pays a monthly servicing fee to MII in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A-2 and Class B-2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

The Trading Company utilizes MF Global, Inc. (“MFG”), JPMorgan Chase (“JPM”) and Credit Suisse to clear its futures trading activity. The Trading Company utilizes MFG UK, Royal Bank of Scotland (“RBS”) and JPM to clear its forward trading activity. At September 30, 2011, the Trading Company did not have any open forward contracts with MFG UK or JPM.

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with Citibank N.A. and JPMorgan Chase Bank, N.A.

3.	SUBSEQUENT EVENTS

On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG U.K., filed for Chapter 11 bankruptcy protection in the U.S. courts. As of the date of this filing, the General Partner believes the ultimate resolution of the bankruptcy proceedings should not have an adverse impact on the Partnership’s financial position or results of operations.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a) At September 30, 2011 (unaudited) and December 31, 2010

(b) For the three months ended September 30, 2011 and 2010 (unaudited) and for the nine months ended September 30, 2011 and 2010 (unaudited)

(c) For the nine months ended September 30, 2011 and 2010 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Equity in futures and forwards trading accounts:
Net unrealized trading gains on open futures contracts	$10,598,329	$9,571,147
Net unrealized trading gains on open forward contracts	—	21,364,480
Due from brokers	56,970,552	58,686,001

Total equity in futures and forwards trading accounts	67,568,881	89,621,628
Cash and cash equivalents	654,836,748	540,475,018
Interest receivable	742	36,230

TOTAL	$722,406,371	$630,132,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES -
Redemptions payable	$7,583,872	$14,543,323
Accrued expenses	116,258	177,744
Net unrealized trading losses on open futures contracts	—	689,356
Net unrealized trading losses on open forward contracts	7,977,536	—

Total liabilities	$15,677,666	$15,410,423

PARTNERS’ CAPITAL:
Limited Partners (64,675.73 and 56,391.50 units outstanding at September 30, 2011 and December 31, 2010, respectively)	706,728,705	614,722,453

Total partners’ capital	706,728,705	614,722,453

TOTAL	$722,406,371	$630,132,876

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,927.26	$10,900.98

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2011 (Unaudited)		December 31, 2010
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$10,367	—%	$5,626,475	0.9%
Currencies	(514,598)	(0.1)	638,070	0.1
Energy	—	—	1,699,258	0.3
Indices	270	—	95,256	—
Interest rates	4,641,180	0.7	1,236,385	0.2
Metals	(1,881,964)	(0.3)	5,808,889	0.9

Total futures contracts - long	2,255,255	0.3	15,104,333	2.4

FUTURES CONTRACTS - Short:
Agricultural	3,425,945	0.5	(932,741)	(0.2)
Currencies	325,549	0.1	(379,596)	(0.1)
Energy	3,538,406	0.5	(2,084,102)	(0.3)
Indices	705,194	0.1	11,028	—
Interest rates	142,807	—	(1,523,235)	(0.2)
Metals	205,173	—	(1,313,896)	(0.2)

Total futures contracts - short	8,343,074	1.2	(6,222,542)	(1.0)

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$10,598,329	1.5%	$8,881,791	1.4%

FORWARD CONTRACTS - Long:
Australian dollars	$(12,925,189)	(1.8)%	$10,399,197	1.7%
British pounds	(3,641,938)	(0.5)	(2,320,050)	(0.4)
Euro	(17,850,356)	(2.5)	(2,149,012)	(0.3)
Gold bullion	(3,210,445)	(0.5)	696,099	0.1
Japanese yen	(1,215,218)	(0.2)	5,081,396	0.8
New Zealand dollars	(4,100,869)	(0.6)	—	—
Other	(49,604,454)	(7.0)	19,196,259	3.1

Total forward contracts - long	(92,548,469)	(13.1)	30,903,889	5.0

FORWARD CONTRACTS - Short:
Australian dollars	8,224,247	1.2	(6,271,270)	(1.0)
British pounds	4,811,778	0.7	4,960,113	0.8
Euro	27,040,216	3.8	7,075,561	1.2
Gold bullion	967,036	0.1	—	—
Japanese yen	552,452	0.1	(4,104,581)	(0.7)
New Zealand dollars	3,140,319	0.4	(722,218)	(0.1)
Other	39,834,885	5.7	(10,477,014)	(1.7)

Total forward contracts - short	84,570,933	12.0	(9,539,409)	(1.5)

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FORWARD CONTRACTS	$(7,977,536)	(1.1)%	$21,364,480	3.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS	$2,620,793	0.4%	$30,246,271	4.9%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

NET INVESTMENT INCOME:
Interest income	$197,396	$95,971	$815,475	$437,579

EXPENSES
Brokerage commissions	285,550	1,707,667	1,217,148	1,707,667
Interest expense - brokers	287,893	—	701,192	—
Professional fees	46,936	—	140,808	—
Administration fees	2,500	—	7,500	—
Other expenses	2,601	95,925	7,239	95,925

Total expenses	625,480	1,803,592	2,073,887	1,803,592

NET INVESTMENT LOSS	(428,084)	(1,707,621)	(1,258,412)	(1,366,013)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts	37,076,612	14,082,823	33,474,480	33,117,028
Net change in unrealized losses on translation of foreign currency	(2,394,443)	—	(559,628)	—
Net change in unrealized trading gains (losses) on open contracts	7,385,578	23,368,845	(27,625,478)	36,221,662

NET GAIN ON TRADING ACTIVITIES	42,067,747	37,451,668	5,289,374	69,338,690

NET INCOME	$41,639,663	$35,744,047	$4,030,962	$67,972,677

NET INCOME FOR A UNIT OF PARTNERSHIP INTEREST	$642.62	$635.71	$26.28	$1,184.44

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Limited Partners	General Partner	Total

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 16,455 units of limited partnership interest	175,368,684	—	175,368,684
Redemption of 8,171 units of limited partnership interest	(87,393,394)	—	(87,393,394)
Net Income	4,030,962	—	4,030,962

PARTNERS’ CAPITAL - September 30, 2011	$706,728,705	$—	$706,728,705

PARTNERS’ CAPITAL - January 1, 2010	$491,274,980	$—	$491,274,980

Issuance of 12,360 units of limited partnership interest	114,786,696	—	114,786,696
Redemption of 10,305 units of limited partnership interest	(98,026,034)	—	(98,026,034)
Net Income	67,972,677	—	67,972,677

PARTNERS’ CAPITAL - September 30, 2010	$576,008,319	$—	$576,008,319

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,030,962	$67,972,677
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized trading losses (gains) on open contracts	27,625,478	(36,221,662)
Changes in assets and liabilities:
Due from brokers	1,715,449	14,957,001
Interest receivable	35,488	(3,703)
Accrued expenses	(61,486)	95,925

Net cash provided by operating activities	33,345,891	46,800,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	175,368,684	114,786,696
Payments on redemptions	(94,352,845)	(177,419,698)

Net cash provided by (used in) financing activities	81,015,839	(62,633,002)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,361,730	(15,832,766)

CASH AND CASH EQUIVALENTS
Beginning of period	540,475,018	497,103,543

CASH AND CASH EQUIVALENTS
End of period	$654,836,748	$481,270,777

See notes to financial statements.

Notes to Financial Statements (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

1.	ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a registered investment adviser and is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

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

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due From Brokers — Due from brokers consists of balances due from MF Global, Inc. (“MFG”), Credit Suisse (“CS”), JPMorgan Chase (“JPM”) and Royal Bank of Scotland (“RBS”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $51,071,867 and $11,382,084 of cash restricted as collateral held as of September 30, 2011 and December 31, 2010, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing instruments with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A. and Bank of America.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose quantitative information about the unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Levels 1 and 2 of the fair value hierarchy. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Management is currently evaluating the implications of ASU 2011-04 and its impact on the financial statements has not yet been determined.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2011 and year ended December 31, 2010.

Distributions (other than redemption of units), if any, are made on a pro rata basis at the sole discretion of the General Partner.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the Trading Company but were allocated pro-rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners. These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company were reflected in the financial reporting of the Trading Company. As these amounts had previously been recovered through investor redemptions, there was no impact on partners’ capital as of September 30, 2011 as a result of the change.

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

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments. Future contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2011 and December 31, 2010, the Trading Company did not have any positions categorized as “Level 3” investments in the fair value hierarchy.

	$0,000,000,00,	$0,000,000,00,	$0,000,000,00,	$0,000,000,00,
		Fair Value Measurements
Description	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts [1]	$10,598,329	$10,598,329	$—	$—
Net unrealized trading losses on open forward contracts [2]	(7,977,536)	—	(7,977,536)	—

Total	$2,620,793	$10,598,329	$(7,977,536)	$—

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
		Fair Value Measurements
Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts [1]	$9,571,147	$9,571,147	$—	$—
Net unrealized trading losses on open futures contracts [1]	(689,356)	(689,356)	—	—
Net unrealized trading gains on open forwards contracts [2]	21,364,480	—	21,364,480	—

Total	$30,246,271	$8,881,791	$21,364,480	$—

[1]	Please see Condensed Schedule of Investments for risk classification.
[2]	Please see Condensed Schedule of Investments for currency classification.

The Trading Company’s policy is to disclose significant transfers between fair value hierarchy levels based on valuations at the end of each reporting period. There were no significant transfers between Levels 1, 2 or 3 as of September 30, 2011 based on levels assigned on December 31, 2010.

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

The Trading Company utilizes MFG, JPM and CS to clear its futures trading activity. As of September 30, 2011, the portion of net unrealized gains attributed to MFG, JPM and CS was $101,699, $4,701,497 and $5,795,133, respectively.

The Trading Company utilizes MF Global UK Ltd. (“MFG UK”), RBS and JPM to clear its forward trading activity. At September 30, 2011, the Trading Company did not have any open forward contracts with MFG UK or JPM.

During the quarter ended September 30, 2011, the Trading Company traded 88,754 exchange-traded future contracts and settled 46,923 OTC forward contracts. During the nine month period ended September 30, 2011, the Trading Company traded 453,324 exchange-traded future contracts and settled 181,988 OTC forward contracts. During the quarter ended September 30, 2010, the Trading Company traded 125,885 exchange-traded future contracts and settled 66,859 OTC forward contracts. During the nine month period ended September 30, 2010, the Trading Company traded 310,435 exchange-traded future contracts and settled 165,044 OTC forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts in the statements of operations.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with MFG UK, RBS and JPM. As required by the Derivative Instruments and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At September 30, 2011 and December 31, 2010, estimated credit risk with regard to forward contracts was $0 and $21,364,480, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

	September 30, 2011 (Unaudited)
Primary Risk Exposure
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value *	Statement of Financial Condition	Fair Value *
Open forward contracts	Gross unrealized trading gains on open forward contracts	$86,324,526	Gross unrealized trading losses on open forward contracts	$(94,302,062)
Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		3,473,457		(37,145)
Currencies		484,394		(673,443)
Energy		3,543,646		(5,240)
Indices		1,993,774		(1,288,310)
Interest rates		5,556,372		(772,385)
Metals		205,186		(1,881,977)

		15,256,829		(4,658,500)

Total Derivatives		$101,581,355		$(98,960,562)

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value *	Statement of Financial Condition	Fair Value *

Open forward contracts	Net unrealized trading gains on open forward contracts	$62,605,106	Net unrealized trading losses on open forward contracts	$(41,240,626)
Open futures contracts	Net unrealized trading gains on open futures contracts	$17,407,051	Net unrealized trading losses on open futures contracts	$(8,525,260)

Total Derivatives		$80,012,157		$(49,765,886)

*	Open forward and future contracts are presented on the gross basis for the purposes of the tables above. Net unrealized trading gains and losses are netted by counterparty and presented in the statements of financial condition in accordance with U.S. generally accepted accounting principles related to the right of offset under FASB ASC 210, Balance Sheet.

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the three and nine months ended September 30, 2011 and 2010.

	Location of loss or gain recognized in income on derivatives	For the three months ended September 30,		For the nine months ended September 30,
		2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
		Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts	Net realized trading (losses) gains on closed contracts	$(11,967,634)	$1,929,282	$2,497,260	$14,038,346
	Net change in unrealized trading (losses) gains on open contracts	(7,419,011)	14,067,483	(29,342,016)	20,523,232

Futures contracts	Net realized trading (losses) gains on closed contracts		12,153,541		19,078,682
Agricultural		(8,055,436)		(4,784,649)
Currencies		17,174,774		17,538,017
Energy		(8,166,295)		(19,090,381)
Indices		2,602,033		(22,075,942)
Interest rates		46,726,473		57,819,591
Metals		(1,237,303)		1,570,584
	Net change in unrealized trading gains (losses) on open contracts		9,301,362		15,698,430
Agricultural		2,886,828		(1,257,423)
Currencies		(415,080)		(447,523)
Energy		5,935,956		3,923,250
Indices		1,541,406		599,181
Interest rates		5,482,383		5,070,837
Metals		(626,904)		(6,171,784)

Net gain on derivatives		$44,462,190	$37,451,668	$5,849,002	$69,338,690

6.	SUBSEQUENT EVENTS

On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG U.K., filed for Chapter 11 bankruptcy protection in the U.S. courts. As of the date of this filing, the General Partner believes the ultimate resolution of the bankruptcy proceedings should not have an adverse impact on the Trading Company’s financial position or results of operations.

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

Periods Ended September 30, 2011:

30-Sep-11
Ending Equity	$550,784,652

Nine months ended September 30, 2011:

Net assets increased $94,566,289 for the nine months ended September 30, 2011. This increase was attributable to subscriptions in the amount of $154,646,429, redemptions in the amount of $46,210,580 and a net loss from operations of $13,869,560.

Management Fees of $11,087,354 and servicing fees of $5,670,967 were paid or accrued, and interest of $625,943 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the nine months ended September 30, 2011.

The Partnership’s administration, professional, and other expenses paid or accrued for the nine months ended September 30, 2011 were $754,030.

Three months ended September 30, 2011:

Net assets increased $50,068,193 for the three months ended September 30, 2011. This increase was attributable to subscriptions in the amount of $37,857,581, redemptions in the amount of $13,710,352 and a net gain from operations of $25,920,964.

Management Fees of $3,955,337 and servicing fees of $2,022,420 were paid or accrued, and interest of $153,179 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2011.

The Partnership’s administration, professional, and other expenses paid or accrued for the three months ended September 30, 2011 were $251,209.

Three months ended September 30, 2011:

Gains in July were largely driven by a general long exposure to bonds and interest rates. In bonds, long positions in US Treasuries were the largest positive contributors as prices rallied on a series of weaker-than-expected economic data releases and worries over the US credit profile, which together drove a surge in safe-haven demand. Previous market trends resulted in the AHL Diversified Program entering August generally positioned long ‘safe havens’ and short ‘risk assets,’ positions that performed strongly over the first four weeks of the period. The AHL Diversified Program incurred a loss for September as profits from long bonds and short stocks were offset by trading in the metal and currency sectors.

In fixed income, both US and European government bonds led performance in August as prices rallied on subdued economic data which heightened expectations of prolonged low interest rates in the US and the prospect of rate cuts in the Eurozone. While a brief surge in risk appetite mid-month led these positions to incur some losses, gains were quickly clawed back as the mood turned sour after investors refocused their attention on the threat of a Greek default. Fixed income trading provided the vast bulk of August’s performance as large inflows into fixed income markets benefited the AHL Diversified Program’s predominately long exposure to bonds and interest rates. Profits in these sectors was largely a function of sector performance and positioning, however, the US credit downgrade did little to discourage the take up of US national debt and holding US Treasuries was the standout trade for the AHL Diversified Program in August.

In currencies, short US dollar positions were the main driver behind returns in July as positions were rewarded as events in the US brought the currency’s status as a safe haven asset into question and risk-wary investors fled to the safety of alternative currencies. Currency trading provided the only notable loss as a sector in August. Position whipsawing had a detrimental effect, with more or less all positions suffering from one extent to the other, while on a theme basis short US dollar pairs were responsible for the lion’s share of the loss as the currency rallied on safe haven buying. Losses came from the currencies sector in September as long positions in the commodity-linked Australian dollar were particularly impacted after underlying raw material prices fell while investors increasingly shunned ‘risk’ assets.

Commodity trading contributed positively in July and August, as long exposure to metals, particularly precious metals, drove gains over the month. Most notably, in terms of performance drivers, gold rallied and soared to new all-time highs. The metals sector detracted from returns in September as long positions in gold and silver, which had previously secured strong gains, weighed on performance. Precious metals pulled back as investors moved to cash to cover losses in other markets while news that the Chicago Mercantile Exchange had increased its collateral requirements further impacted prices. As a result, gold fell 11.1 % over the month whilst silver plummeted around 28% reflecting its more tenuous safe-haven status due to its usage in industrial processes and resulting reliance on industrial metal demand. Additional losses came from the currencies sector as long positions in the commodity-linked Australian dollar were particularly impacted after underlying raw material prices fell while investors increasingly shunned ‘risk’ assets.

Short exposure to stock indices added to positive performance in August and September. Short positions in European and Asian indices supplied some of the larger gains but contributions came from a wide contract base. In September, indications of a slowdown in China impacted the economic outlook for the region. Particular strong returns were accrued from short positions in the Hang Seng as the index fell over 14% for September.

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

Strong economic data and corporate earnings lifted global equities in February. Long positions in the Topix generated the largest individual gain as positive corporate earnings allowed the Japanese market to outperform other regions, additionally long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance. However, midmonth, the escalation of political turmoil in Egypt and Libya led to increased demand for “safe haven” assets. The unexpected nature of March’s events disrupted the AHL Diversified Program’s identified trends. The program experienced losses from long stock positions as a result of a sharp post-earthquake sell off in prices.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Institutional Risks. Institutions, such as the brokers, will have custody of the assets of the Partnership. These firms may encounter financial difficulties that impair the operating capabilities or the capital position of the Partnership, the Trading Company or the General Partner. The General Partner and Advisor will attempt to limit its transactions to well-capitalized and established brokers in an effort to mitigate such risks, although there can be no assurance that, in the event of the bankruptcy of any entity holding Trading Company or Partnership assets, that the Trading Company or Partnership, as the case may be, will recover all, or any, of its assets held at such entity.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On July 31, 2011, August 31, 2011 and September 30, 2011, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $6,814,079, $10,721,945 and $6,795,820, respectively. On July 31, 2011, August 31, 2011 and September 30, 2011, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,311,375, $715,000 and $877,000, respectively. On July 31, 2011, August 31, 2011 and September 30, 2011, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,765,013, $3,251,842 and $2,158,505, respectively. On July 31, 2011, August 31, 2011 and September 30, 2011, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $671,000, $702,000 and $74,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 2011:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2011	$2,063,261	$976,523	$1,220,652	$306,474
August 31, 2011	$2,539,067	$1,025,210	$1,366,594	$0
September 30, 2011	$2,754,708	$505,482	$584,888	$367,490
TOTAL	$7,357,036	$2,507,215	$3,172,134	$673,964

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

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