Form 10-K
period 2011-12-31
MAN AHL DIVERSIFIED I LP
filed 2012-03-30
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Man Investments (USA) Corp.
One Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 452-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2011 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed the Trading Advisor to serve as the trading advisor to the Partnership commencing as of April 1, 2005. Following the appointments of the General Partner as a general partner and the Trading Advisor as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. The General Partner controls and manages the business of the Partnership. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: One Rockefeller Plaza, New York, New York, 10020; telephone (646) 452-9700.

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

The investment objective of the Trading Advisor’s futures trading program (referred to herein as the “AHL Diversified Program”) is to deliver substantial capital growth over time, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments (sometimes hereinafter referred to as ‘futures’) on domestic and international exchanges and markets (including the interbank and over-the-counter markets).

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

The Trading Company utilizes JPMorgan Chase and Credit Suisse, Sydney Branch, to clear its futures trading activity and Royal Bank of Scotland and Deutsche Bank to clear its forward trading activity (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company. Most of the Trading Company’s assets will be held in cash or United States government securities in accounts in the name of the Trading Company at the brokers or a bank, which currently is JP Morgan Chase Bank, N.A. and Citibank, N.A., and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the brokers. Approximately 20% to 40% of the Trading Company’s assets will be committed as margin for futures positions. The brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the brokers in the form of cash.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

(b) Holders.

As of December 31, 2011, there were 2,359 holders of Class A Units, 373 holders of Class A-2 Units, 1,715 holders of Class B Units and 139 holders of Class B-2 Units.

(c) Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine. On October 31, 2011, November 30, 2011 and December 31, 2011, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $5,296,160, $10,307,100 and $3,215,525, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $924,000, $333,000 and $385,000, respectively; Class B Units to existing and new Limited Partners in the amount of $3,797,701, $2,552,449 and $2,286,800, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $50,000, $283,000 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f) Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2011:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2011	$4,465,581	$513,604	$742,947	$313,560
November 30, 2011	$5,066,498	$531,375	$1,328,477	$110,708
December 31, 2011	$4,546,416	$1,584,216	$839,250	$133,881

TOTAL	$14,078,495	$2,629,195	$2,910,674	$558,149

Item 6. Selected Financial Data

The following is a summary of operations for the fiscal years 2011, 2010, 2009, 2008 and 2007 and total assets of the Partnership at December 31, 2011, 2010, 2009, 2008 and 2007.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue:*
Total net realized and unrealized gains (losses)	$(21,507,936)	$74,894,325	$(36,464,516)	$46,047,282	$8,796,608
Interest income	765,963	423,755	524,175	2,492,000	1,765,730

Expenses:**
Incentive fees	—	—	—	8,391,295	1,521,277
Management fees	14,924,300	11,764,805	8,632,961	4,126,825	1,383,412
Servicing fees	7,631,473	6,045,761	4,338,823	1,184,322	—
Brokerage commissions	1,094,952	1,680,903	905,474	948,403	1,360,742
Administrative expenses	1,849,873	532,150	467,483	297,763	88,026

Net income (loss)	$(46,242,571)	$55,294,461	$(50,285,082)	$33,590,674	$6,208,881

Total assets	$544,465,499	$482,619,755	$352,141,985	$235,546,876	$64,670,761

Total Partnership capital	$527,665,863	$456,218,363	$334,508,316	$219,241,760	$59,555,390

Net Asset Value per outstanding unit — Class A	$3,163.88	$3,471.25	$3,053.03	$3,665.21	$2,893.93

Net Asset Value per outstanding unit — Class A — Series 2	$3,274.94	$3,548.32	$3,081.92	$—	$—

Net Asset Value per outstanding unit — Class B	$3,163.89	$3,471.26	$3,053.04	$3,665.22	$—

Net Asset Value per outstanding unit — Class B — Series 2	$3,274.95	$3,548.33	$3,081.93	$—	$—

Increase (decrease) in Net Asset Value per Class A unit	$(307.37)	$418.22	$(612.18)	$771.28	$338.26

Increase (decrease) in Net Asset Value per Class A — Series 2	$(273.38)	$466.40	$(310.71)	$—	$—

Increase (decrease) in Net Asset Value per Class B unit	$(307.37)	$418.22	$(612.18)	$274.31	$—

Increase (decrease) in Net Asset Value per Class B — Series 2	$(273.38)	$466.40	$(310.71)	$—	$—

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

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

During its operations through December 31, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2011 fiscal year-end.

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

	2011	2010
	31-Dec -11	31-Dec -10
Ending Equity	$527,665,863	$456,218,363

Net assets increased $71,477,500 for the year ended December 31, 2011. This increase was attributable to subscriptions in the amount of $184,077,163, redemptions in the amount of $66,387,092 and net loss from operations of $46,242,571.

For the year ended December 31, 2011, the Partnership accrued or paid total expenses of $23,668,015, including $7,631,473 in servicing fees, $15,559,687 in General Partner administrative fees and Trading Advisor management fees, and $476,855 in professional fees and other expenses. Interest of $765,963 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $307.37 to $3,163.88. The Net Asset Value of a Class B Unit decreased by $307.37 to $3,163.89. The Net Asset Value of a Class A-2 Unit decreased by $273.38 to $3,274.94. The Net Asset Value of a Class B-2 Unit decreased by $273.38 to $3,274.95.

The almost weekly risk on/risk off nature of markets during the year hindered a large swathe of trend followers — particularly those deploying a fairly reactive trading approach, like the AHL Diversified Program —as positions were whipsawed on the back of sudden and sharp market reversals. Effective portfolio diversification (a key feature of the managed futures space) was also challenging as correlations amongst different asset classes remained particularly high. Many of the swings in sentiment were difficult to profit from as they were driven by short-term reactions to specific events (some of which were wholly unpredictable — such as March’s devastating earthquake in Japan, the Arab Spring uprisings and increased political uncertainty surrounding the Eurozone sovereign debt crisis), rather than market fundamentals.

Exposure to the stock sector in 2011 detracted the most from returns as global stock markets gyrated on uncertainty over the economic outlook combined with deep seated fears surrounding the outcome of the European sovereign debt crisis. Trading returns were negative for most of the year, apart from August when equity markets exhibited a more concerted sell-off.

Wild swings in Japanese indices and the effect of the Eurozone crisis on European indices caused the AHL Diversified Program the most challenges. March’s devastating earthquake in Japan significantly impacted our previously established long positions as Japanese equities outperformed in January and February on strong corporate earnings data. Unsurprisingly, long exposure to the Nikkei 225 and TOPIX suffered the most as both indices plunged over 8% during March and accounted for around 1% of losses for the AHL Diversified Program that month alone. Our systems subsequently reduced their long equity exposure and built up short positions in Asian stock indices. However, further losses were attributed to the Nikkei in May and June as shorts were hurt by prices moving higher on signs that the Japanese economy was recovering more quickly than expected. Nevertheless, short exposure to Asian indices clawed back some gains during the third quarter as economic indicators pointed to a slow-down in Chinese growth and the rising yen proved detrimental for Japan’s export led economy.

Europe’s sovereign debt problems remained in the spotlight for much of the year with sentiment see-sawing as investors weighed up fears of a debt default by Greece and rising yields in Spain and Italy against repeated assurances by Eurozone leaders that the crisis could be contained. From October, markets took on an air of optimism as Eurozone leaders appeared to be finally decisively tackling the crisis. This short term uncertainty made equities trading very difficult. Thus despite markets like Germany’s DAX index and France’s CAC 40 index ending the year down by 14.7% and 17.0% respectively, sharp reversals during the year meant that our trading returns for these 2 contracts combined was around -1.0%.

Oscillating risk sentiment caused similar problems in currency trading, particularly in terms of US dollar positions. The traditional safe-haven asset fell in and out of favor several times over the year, eventually ending down 1.0% (on a trade weighted basis) for the 12 month trading period. Particularly notable was the effect of a debate around the raising of the US debt ceiling and the subsequent downgrade of the nation’s credit rating at the start of August. In July, short positions were rewarded as uncertainty in the US briefly brought the currency’s status as a safe haven asset into question as risk-wary investors fled to the safety of alternative currencies, causing a monthly decline of 1.3% (on a trade-weighted basis). However, by August, despite the downgrade, the US dollars’ safe haven status appeared to have been reaffirmed and short positions significantly detracted as the currency rallied on safe haven buying.

Elsewhere in currency trading, the AHL Diversified Program was alert to the risks associated with government interventions throughout the year. For the yen, the Bank of Japan intervened several times during 2011, causing several steep short-term declines in the value of the Yen while the Swiss National Bank went a step further and announced a ceiling in CHF/EUR exchange rate of 1.20. Nevertheless, both the yen and franc ended the year up 6.9% and 1.7% respectively on a trade weighted basis despite these interventions. An important facet of the AHL Diversified Program’s response to these interventions has been active risk management and continuing to develop proactive risk management tools to strive to protect our funds from incurring large losses.

Returning to performance drivers, the whipsaw theme continued in energies as positions in both natural gas and crude oil detracted on the long and short side due a series of conflicting supply and demand issues. Pessimism over the global economic outlook raised demand fears for WTI crude oil at certain points during the year. At other times prices rallied strongly in line with global stock markets, resulting in WTI crude oil ending the year up 8.2% overall. However, the lack of persistent directional price movement proved challenging, meaning that the AHL Diversified Program lost almost 1.0% to crude oil trades over the year. Meanwhile, natural gas prices recorded a 32.1% fall for 2011. However this move masked huge price swings over the first half of the year in particular, which disadvantaged our tendency to favor faster systems for this market. As a result, this market detracted over 1.0% from the AHL Diversified Program’s trading performance for the 12 month period.

On the positive side, market volatility, while disturbing established trends in many markets, proved to be supportive for safe haven assets. This played out well for the AHL Diversified Program’s trading in both bonds and short-term interest rates. In particular, a general long exposure to bonds and interest rates proved significantly beneficial with the resulting gains going some way towards offsetting losses elsewhere. In bonds, long exposure to US Treasuries and German Bunds accrued some of the largest profits as safe havens rallied for much of the year. During the second and third quarters in particular, a weakening global economic outlook and the escalating European sovereign debt crisis weighed on sentiment and investors flocked to the relative safety of fixed income. In the short-term interest rate space, long Eurodollar and Euribor contracts benefitted from the Federal Reserve’s pledge to keep interest rates at close to zero for the next two years in response to subdued economic growth, along with expectations that rates would also remain low in the troubled Eurozone.

A key facet of the fixed income space this year has been the incredibly low yields in developed bonds. In particular, in Q3 10 year US Treasuries yielded as little as 1.7% while some interest rate contracts implied negative yields. While these low yields signal a challenge for trend followers going forward, the AHL Diversified Program’s approach has been two-fold: first, continue to diversify the fixed income portfolio, including bonds of developing countries and a variety of interest rate swaps; and second, implement relative value strategies that can potentially profit from an evolving yield curve. At the same time, the AHL Diversified Program has added risk management tools to balance the expected risk/return trade-off as interest rates approach zero.

In the metals sector precious metals performed well, particularly longs in gold and silver which benefitted from safe-haven inflows. Gold rallied particularly strongly in the middle of the year, reaching an all-time closing high of $1900.23 per troy ounce at the beginning of September as the US debt rating downgrade and growing concerns over European sovereign debt drove increasingly nervous sentiment. Some gains were given back when the rally came to an abrupt end shortly after this record high was reached. Investors moved to cash to cover losses following correlated declines across markets, causing gold prices to fall 11.1% for the month of September. However, following further volatile moves, prices still ended the year up 10.1% overall and the AHL Diversified Program’s long gold exposure added value for the year. However, elsewhere in metals trading, long copper positions detracted overall. Copper prices remained fairly range-bound for much of the year, save for a sharp over 20% fall in September as a drop in Chinese imports weighed on prices.

2010

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

The Net Asset Value of a Class A Unit increased by $418.22 to $3,471.25. The Net Asset Value of a Class B Unit increased by $418.22 to $3,471.26. The Net Asset Value of a Class A-2 Unit increased by $466.40 to $3,548.32. The Net Asset Value of a Class B-2 Unit increased by $466.40 to 3,548.33.

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

A general long exposure to fixed income markets, particularly those based in Europe, the US and Japan, dominated the the AHL Diversified Program Diversified Program’s gains. Prices surged on a broad ‘flight-to-safety’ theme, triggered by the onset of the eurozone sovereign debt crisis, and a prolonged low interest rate environment theme.

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

The Net Asset Value of a Class A Unit decreased by $612.18 to $3,053.03. The Net Asset Value of a Class B Unit decreased by $612.18 to $3,053.04. Class A-2 Units and Class B-2 Units were not issued prior to 2009 and ended the year with a Net Asset Value per Unit of $3,081.92 and $3,081.93, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the General Partner is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

For regulatory purposes, exchange initial margin requirements have been used by the Partnership as the measure of its Value at Risk. For trading and internal risk monitoring purposes, a different approach based on simulated market movements is used. Initial margin requirements include a credit risk factor and a maintenance margin factor and thus overstate the maximum one-day loss reflected by the maintenance margin requirement by the amount of the credit risk factor used in setting initial margin requirements. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), dealers’ margins have been used as Value at Risk.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, the General Partner may also trade commodity options on behalf of the Partnership. The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the year ended December 31, 2011. As of December 31, 2011, the Partnership’s total capitalization was $ 527,665,862.93.

Fiscal Year 2011
Market Sector	Value at Risk	% of Capitalization
Interest Rates	$8,042,135.00	1.52%
Currencies	$13,618,189.00	2.58%
Stock Indices	$11,107,267.00	2.10%
Metals	$8,218,786.00	1.56%
Agriculturals	$4,156,349.00	0.79%
Energy	$3,908,956.00	0.74%
Bonds	$12,886,776.00	2.44%
Total	$61,938,458.00	11.74%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable initial or maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in deposits, an AAA rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e. appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e. appropriate level of liquidity risk).

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the General Partner manages the Partnership’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

Financial Instruments. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, the UK, Australia and Japan. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2011 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2011, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of December 31, 2011, the Partnership’s primary metals market exposures were in aluminum, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2011.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2011, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2011.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian dollar British pounds, Swedish krona and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Positions. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in deposits, an AAA rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e. appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e. appropriate level of liquidity risk) with durations no longer than 1 year.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Risk management is an essential component of AHL’s investment management process. AHL has put in place a risk management framework which is designed to identify, monitor and mitigate the portfolio, operational and outsourcing risks relevant to its operations. AHL’s risk management framework is part of, and is supported by, the overarching risk management framework of its parent company, Man Group plc. Key principles of AHL’s risk management framework include the segregation of functions and duties where material conflicts of interest may arise and having an appropriate degree of independent and senior management oversight of business activities. As part of this independent oversight, AHL’s activities are subject to regular review by an internal audit function.

The AHL Diversified Program employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world. The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships. Portfolio risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits. The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. The AHL Diversified Program is diversified across over 100 markets covering a wide range of sectors including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculturals. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various systems driven by powerful computerized trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts. Another important aspect of diversification is the fact that the various systems generate signals across different timeframes, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

Item 8. Financial Statements and Supplementary Data.

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2011, 2010, and 2009, are included as Exhibit 13.1 to this report.

The following summarized quarterly financial information presents the results of operations of the three month period ended March 31, June 30, September 30 and December 31, 2011 and 2010. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2011	2011	2011	2011
Interest income (expense)*	140,020	153,179	223,683	249,081
Net Realized and Unrealized Gains (Losses)*	(26,115,708)	32,481,295	(3,995,792)	(23,877,731)
Expenses**	6,397,323	6,713,510	6,468,560	5,921,205
Net Income (Loss)	(32,373,011)	25,920,964	(10,240,669)	(29,549,855)
Net Income (Loss) Per Unit of Partnership Interest — Class A	(195.02)	160.25	(62.34)	(210.26)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	(155.08)	175.69	(53.53)	(204.46)
Net Income (Loss) Per Unit of Partnership Interest — Class B	(195.11)	160.24	(62.24)	(210.26)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	(191.08)	175.68	(53.52)	(204.46)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2010	2010	2010	2010
Interest income (expense)*	(15,581)	163,692	146,813	128,831
Net Realized and Unrealized Gains (Losses)*	24,455,993	27,361,060	6,149,105	16,928,167
Expenses**	5,299,253	5,109,484	4,902,953	4,711,929
Net Income (Loss)	19,141,159	22,415,268	1,392,965	12,345,069
Net Income (Loss) Per Unit of Partnership Interest — Class A	140.61	174.96	9.49	93.16
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	154.39	188.36	19.63	104.02
Net Income (Loss) Per Unit of Partnership Interest — Class B	140.61	174.96	9.49	93.16
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	154.39	188.35	19.64	104.02

*	Income is allocated from the Partnership’s investment in Man-AHL Diversified Trading Company L.P.
**	Expenses include allocations from the Partnership’s investment in Man-AHL Diversified Trading Company L.P. and direct Partnership expenses.

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

The principals and senior officers of the General Partner as of December 31, 2011 are as follows:

John Barbo, age 55, is the President, Chief Executive Officer and Chief Operating Officer of the General Partner. In addition to his affiliation with the General Partner, Mr. Barbo is also the President and Chief Operating Officer of the Placement Agent. Mr. Barbo joined the General Partner in October 2009, and is responsible for overall supervision of the General Partner’s and the Placement Agent’s activities in the U.S. He is based in New York and runs the Placement Agent’s private client business, which includes banking and intermediary relationships. Mr. Barbo is registered as an associated person of the General Partner as of November 23, 2009 and is listed as a principal of the General Partner as of November 5, 2010.

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

Jordan Allen, age 49, is the Chief Financial Officer of the General Partner. Prior to his current responsibilities, he was Chief Operating Officer of GLG Ore Hill Partners, a hedge fund manager affiliated with the General Partner, where he was responsible for Ore Hill’s non-investment functions from July 2010 to June 2011, when he joined the General Partner. In addition to his affiliation with the General Partner, Mr. Allen is the Chief Financial Officer of Man Investments (USA) LLC (“MI LLC”), a fund of fund managers. Mr. Allen is listed as a principal of the General Partner and of MI LLC as of September 6, 2011 and September 1, 2011, respectively.

Prior to joining the General Partner, Mr. Allen was a partner and president at HFR Asset Management LLC, an investment advisory firm, from January 2005 to June 2010, where at various times he was responsible for business, sales, risk and compliance functions including product development and investor relations for HFR’s hedge fund and 9 fund of funds managed account platform.

Mr. Allen received a JD from Northwestern University Law School and BS in Accounting from the University of Illinois. He is also a Certified Public Accountant.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a, b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Promoters and Control Persons

Not applicable.

(h) Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Jordan Allen became Chief Financial Officer of the General Partner in June 2011. Mr. Allen and Mr. Barbo filed a Form 3 after the filing deadline. Neither Mr. Barbo nor Mr. Allen own and have not owned any Units so the number of transactions reported is 0.

(h) Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., One Rockefeller Plaza, New York, New York, 10020 or by calling: (646) 452-9700 (ask for the Chief Legal Officer).

(i) Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Jordan Allen serves as the General Partner’s “audit committee financial expert.” Mr. Allen is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

Item 11. Executive Compensation.

The Partnership itself has no officers, directors or employees. None of the principals, officers or employees of the General Partner receive compensation from the Partnership. The General Partner invests all or substantially all of the Partnership’s assets in the Trading Company. The Trading Advisor makes all trading decisions for the Trading Company. The General Partner receives a monthly general partner administrative fee from the Partnership in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership (approximately a 1% annually). The Partnership pays the Trading Advisor, an affiliate of the General Partner, a monthly management fee in an amount equal to 0.1667% of the Partnership’s month-end Net Asset Value (approximately 2% annually) and 20% of any Net New Appreciation, described above under Item 1, achieved by the Partnership as of the end of each calendar month. The Trading Advisor may pay a portion of its management fees to the General Partner.

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

(c) Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2011, the General Partner’s interest in the Partnership was valued at $589,665 which constituted 0.11% of total partners’ capital.

As of December 31, 2011, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $14,924,300 for the year ended December 31, 2011. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2011. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $7,631,473 in servicing fees for the year ended December 31, 2011. The General Partner’s interest in the Partnership earned net loss of $57,286 for year ended December 31, 2011.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2011 and 2010 were approximately $220,883 and $171,702, inclusive of its allocated share of audit fees from the Trading Company, respectively.

(2) Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010.

(3) Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2011 and 2010 were approximately $106,219 and $80,000, respectively.

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on March 31, 2010 with the Partnership’s Annual Report on Form 10-K.

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

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

Title with
Signature	General Partner	Date

/s/ John Barbo John Barbo	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 30, 2012

/s/ Jordan Allen Jordan Allen	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 30, 2012

(Being the principal executive officer, the principal financial officer and chief accounting officer of Man Investments (USA) Corp.)

Man Investments (USA) Corp.

General Partner of Registrant

March 30, 2012

By	/s/ John Barbo
John Barbo
President, Chief Executive Officer and Chief Operating Officer

EXHIBIT 13.1 INDEX TO FINANCIAL STATEMENTS

Man-AHL

Diversified I L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2011, 2010 and 2009, and

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified I L.P.:

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. as of December 31, 2011 and 2010, and the results of its operations, changes in partners’ capital and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2012

Member of Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

Cash and cash equivalents	$7,500,730	$17,978,871

Investment in Man-AHL Diversified Trading Company L.P.	527,665,568	456,318,413

Due from Man-AHL Diversified Trading Company L.P.	9,299,201	8,322,471

Total	$544,465,499	$482,619,755

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$7,103,752	$6,443,299
Subscriptions received in advance	7,500,435	17,828,921
Management fees payable	1,285,785	1,105,525
Servicing fees payable	656,891	566,652
Accrued expenses and other liabilities	252,773	206,995
Payable to Man-AHL Diversified II L.P.	—	250,000

Total liabilities	16,799,636	26,401,392

PARTNERS’ CAPITAL:
General Partner- Class A (186.37 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	589,665	646,951
Limited Partners - Class A (112,536.96 and 89,273.39 units outstanding at December 31, 2011 and 2010, respectively)	356,053,748	309,889,356
Limited Partners - Class A Series 2 (15,832.05 and 14,736.53 units outstanding at December 31, 2011 and 2010, respectively)	51,848,998	52,289,913
Limited Partners - Class B (33,416.99 and 23,302.68 units outstanding at December 31, 2011 and 2010, respectively)	105,727,713	80,889,762
Limited Partners - Class B Series 2 (4,105.63 and 3,523.45 units outstanding at December 31, 2011 and 2010, respectively)	13,445,739	12,502,381

Total partners’ capital	527,665,863	456,218,363

Total liabilities and partners’ capital	$544,465,499	$482,619,755

(continued)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A	$3,163.88	$3,471.25

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,274.94	$3,548.32

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B	$3,163.89	$3,471.26

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,274.95	$3,548.33

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
NET INVESTMENT (LOSS) INCOME ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$765,963	$423,755	$524,175
Brokerage commissions	(1,094,952)	(1,680,903)	—
Other expenses	(737,631)	(125,622)	—

Net investment (loss) income allocated from
Man-AHL Diversified Trading Company L.P.	(1,066,620)	(1,382,770)	524,175

PARTNERSHIP EXPENSES:
Brokerage commissions			905,474
Management fees	14,924,300	11,764,805	8,632,961
Servicing fees	7,631,473	6,045,761	4,338,823
Administration fees	635,387	—	—
Professional fees	209,716	—	—
Other expenses	267,139	406,528	467,483

Total expenses	23,668,015	18,217,094	14,344,741

Net investment loss	(24,734,635)	(19,599,864)	(13,820,566)

REALIZED AND UNREALIZED (LOSSES) GAINS ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading (losses) gains on closed contracts	(10,852,470)	52,599,805	(27,527,879)
Net change in unrealized trading (losses) gains on open contracts	(10,655,466)	22,294,520	(8,936,637)

Net (losses) gains on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(21,507,936)	74,894,325	(36,464,516)

NET (LOSS) INCOME	$(46,242,571)	$55,294,461	$(50,285,082)

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS A	$(307.37)	$418.22	$(612.18)

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(273.38)	$466.40	$(310.71)

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS B	$(307.37)	$418.22	$(612.18)

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(273.38)	$466.40	$(310.71)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	122,429,352	36,841	—	—	13,810,337	4,048	43,989,474	13,175	3,848,000	1,136	184,077,163	55,200
Redemptions	(44,451,194)	(13,577)	—	—	(10,047,774)	(2,953)	(10,015,024)	(3,061)	(1,873,100)	(553)	(66,387,092)	(20,144)
Net loss	(31,813,766)	—	(57,286)	—	(4,203,478)	—	(9,136,499)	—	(1,031,542)	—	(46,242,571)	—

PARTNERS’ CAPITAL
December 31, 2011	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	68,286,137	21,518	—	—	47,186,805	15,246	18,601,451	5,860	9,143,488	2,953	143,217,881	45,577
Redemptions	(48,584,783)	(15,230)	—	—	(17,252,455)	(5,366)	(8,795,578)	(2,768)	(2,169,479)	(699)	(76,802,295)	(24,063)
Net income	36,834,590	—	77,946	—	7,385,783	—	9,379,036	—	1,617,106	—	55,294,461	—

PARTNERS’ CAPITAL
December 31, 2010	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

PARTNERS’ CAPITAL
January 1, 2009	$190,432,028	51,957	$683,098	186	$—	—	$28,126,634	7,674	$—	—	$219,241,760	59,817

Subscriptions	155,087,978	46,690	—	—	16,360,659	5,049	49,088,551	14,889	4,670,500	1,430	225,207,688	68,058
Redemptions	(50,828,042)	(15,662)	—	—	(599,492)	(192)	(7,731,891)	(2,352)	(496,625)	(161)	(59,656,050)	(18,367)
Net loss	(41,338,552)	—	(114,093)	—	(791,387)	—	(7,778,441)	—	(262,609)	—	(50,285,082)	—

PARTNERS’ CAPITAL
December 31, 2009	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(46,242,571)	$55,294,461	$(50,285,082)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Purchases of Man-AHL Diversified Trading Company L.P.	(183,834,727)	(143,112,910)	(225,207,688)
Sale of investments in Man-AHL Diversified Trading Company L.P.	88,936,286	95,803,636	72,264,333
Net change in depreciation (appreciation) of investment in Man-AHL Diversified Trading Company L.P.	22,574,556	(73,511,555)	35,940,341
Changes in assets and liabilities:
Prepaids and other assets	—	295	—
Management fees payable	180,260	262,908	275,897
Incentive fees payable	—	—	(2,079,483)
Servicing fees payable	90,239	141,207	142,085
Accrued expenses and other liabilities	45,778	52,377	25,345
Payable to Man AHL Diversified II L.P.	(250,000)	250,000	—

Net cash used in operating activities	(118,500,179)	(64,819,581)	(168,924,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	173,748,677	152,664,978	224,859,972
Payments on redemptions	(65,726,639)	(78,188,161)	(56,343,625)

Net cash provided by financing activities	108,022,038	74,476,817	168,516,347

NET (DECREASE) INCREASE IN CASH	(10,478,141)	9,657,236	(407,905)

CASH AND CASH EQUIVALENTS - Beginning of year	17,978,871	8,321,635	8,729,540

CASH AND CASH EQUIVALENTS - End of year	$7,500,730	$17,978,871	$8,321,635

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash subscriptions of partners’ capital	$987,311	$44,782	$—

Non-cash redemptions of partners’ capital	$886,966	$145,127	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom.

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

The Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which became effective in March, 2008. The Partnership’s units are not, however, registered for sale through a public offering, and the General Partner does not intend to cause them to be so registered.

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to retirement plan investors. Within each Class, a second series of units has been issued to investors and identified as Class A-Series 2 and Class B-Series 2. Except as described in Note 2 below in respect of fees, Class A-Series 2 and Class B-Series 2 units are identical to Class A and Class B units, respectively.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value at the Partnership’s proportionate interest in the net assets of the Trading Company. Investment transactions are recorded on a trade-date basis. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At December 31, 2011 and 2010, the Partnership owned 50,658 and 41,849 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2011 and 2010 was 78.12% and 74.22%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2011 the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 fair value measurement at December 31, 2011. The categorization of investments held by the Trading Company has been disclosed in the attached financial statements.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2011 and 2010, no incentive fees were paid to the Advisor.

The Partnership pays a monthly servicing fee to MII, in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A and Class B units. The Partnership also pays a monthly servicing fee to MII, in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A-Series 2 and Class B-Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

As of December 31, 2011, the Trading Company utilized JPMorgan Chase (“JPM”) and Credit Suisse (“CS”) to clear its futures trading activity. As of December 31, 2011, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank to clear its forward trading activity.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, for its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK.

On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts.

The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK.

As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A, Class A-Series 2, Class B, or Class B-Series 2 partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

Income Taxes — Income taxes are not provided for by the Partnership because taxable income or loss of the Partnership is included in the income tax returns of the individual partners. Tax years 2008, 2009, 2010 and 2011 remain subject to examination by federal and state jurisdictions, including those states where investors reside or states where the Partnership is subject to other filing requirements. The Partnership has no uncertain tax positions that require recognition in the financial statements.

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

The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01% of the net aggregate capital subscriptions of all partners, or $500,000.

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2011 and 2010.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.    FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

5.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2011, 2010 and 2009:

	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B	Class A	***Class A	Class B	***Class B
	2011	Series 2 2011	2011	Series 2 2011	2010	Series 2 2010	2010	Series 2 2010	2009	Series 2 2009	2009	Series 2 2009
Per unit operating performance:
Beginning net asset value	$3,471.25	$3,548.32	$3,471.26	$3,548.33	$3,053.03	$3,081.92	$3,053.04	$3,081.93	$3,665.21	$3,392.63	$3,665.22	$3,392.64

Income (loss) from investment operations:
Net investment loss	(164.25)	(126.70)	(163.81)	(126.15)	(161.77)	(130.52)	(161.85)	(128.94)	(162.93)	(86.13)	(163.96)	(87.18)
Net realized and unrealized gains (losses) on trading activities	(143.12)	(146.68)	(143.56)	(147.23)	579.99	596.92	580.07	595.34	(449.25)	(224.58)	(448.22)	(223.53)

Total (loss) income from investment operations	(307.37)	(273.38)	(307.37)	(273.38)	418.22	466.40	418.22	466.40	(612.18)	(310.71)	(612.18)	(310.71)

Ending net asset value	$3,163.88	$3,274.94	$3,163.89	$3,274.95	$3,471.25	$3,548.32	$3,471.26	$3,548.33	$3,053.03	$3,081.92	$3,053.04	$3,081.93

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.14%	3.89%	5.13%	3.87%	5.16%	4.12%	5.15%	4.06%	5.15%	3.77%**	5.22%	3.80%**

Total expenses	5.14%	3.89%	5.13%	3.87%	5.16%	4.12%	5.15%	4.06%	5.15%	3.77%	5.22%	3.80%

Net investment loss	(4.99)%	(3.74)%	(4.98)%	(3.72)%	(5.05)%	(4.01)%	(5.05)%	(3.95)%	(4.96)%	(2.70)%	(5.03)%	(3.62)%

Total return:
Total return before incentive fees	(8.85)%	(7.70)%	(8.85)%	(7.70)%	13.70%	15.13%	13.70%	15.13%	(16.70)%	(9.16)%	(16.70)%	(9.16)%

Total return after incentive fees	(8.85)%	(7.70)%	(8.85)%	(7.70)%	13.70%	15.13%	13.70%	15.13%	(16.70)%	(9.16)%	(16.70)%	(9.16)%

**	Annualized (other than incentive fee)
***	April 1, 2009 Inception Date
[1]	Includes amounts allocated from the Trading Company.

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

Man-AHL Diversified

Trading Company L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2011, 2010 and 2009, and

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified Trading Company L.P.:

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. as of December 31, 2011 and 2010, and the results of its operations, changes in partners’ capital and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2012

Member of Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

Equity in futures and forwards trading accounts:
Net unrealized trading gains on open futures contracts	$8,856,106	$9,571,147
Net unrealized trading gains on open forward contracts	7,070,964	21,364,480
Due from brokers	43,383,249	58,686,001

Total equity in futures and forward trading accounts	59,310,319	89,621,628
Cash and cash equivalents	626,598,519	540,475,018
Interest receivable	6,972	36,230

Total	$685,915,810	$630,132,876

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$10,255,239	$14,543,323
Accrued expenses and other liabilities	150,099	177,744
Net unrealized trading losses on open futures contracts	—	689,356
Net unrealized trading losses on open forward contracts	15,056	—

Total liabilities	$10,420,394	$15,410,423

PARTNERS’ CAPITAL:
Limited Partners (64,850.63 and 56,391.50 units outstanding at December 31, 2011 and 2010, respectively)	675,495,416	614,722,453

Total partners’ capital	675,495,416	614,722,453

Total liabilities and partners’ capital	$685,915,810	$630,132,876

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,416.17	$10,900.98

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2011 AND 2010

	2011		2010
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(9,238)	—%	$5,626,475	0.9%
Currencies	1,883,714	0.3	638,070	0.1
Energy	(145,821)	—	1,699,258	0.3
Indices	276,957	—	95,256	—
Interest rates	5,067,185	0.8	1,236,385	0.2
Metals	—	—	5,808,889	0.9

Total futures contracts - long	7,072,797	1.1	15,104,333	2.4

FUTURES CONTRACTS - Short:
Agricultural	(17,797)	—	(932,741)	(0.2)
Currencies	4,693	—	(379,596)	(0.1)
Energy	800,349	0.1	(2,084,102)	(0.3)
Indices	77,734	—	11,028	—
Interest rates	(429,209)	(0.1)	(1,523,235)	(0.2)
Metals	1,347,539	0.2	(1,313,896)	(0.2)

Total futures contracts - short	1,783,309	0.2	(6,222,542)	(1.0)

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$8,856,106	1.3%	$8,881,791	1.4%

FORWARD CONTRACTS - Long:
Australian dollars	$4,333,252	0.6%	$10,399,197	1.7%
British pounds	38,528	—	(2,320,050)	(0.4)
Euro	(2,378,089)	(0.4)	(2,149,012)	(0.3)
Gold bullion	(1,534,878)	(0.2)	696,099	0.1
Japanese yen	609,000	0.1	5,081,396	0.8
New Zealand dollars	114,298	—	—	—
Other	(2,874,634)	(0.4)	19,196,259	3.1

Total forward contracts - long	(1,692,523)	(0.3)	30,903,889	5.0

FORWARD CONTRACTS - Short:
Australian dollars	(635,111)	(0.1)	(6,271,270)	(1.0)
British pounds	68,189	—	4,960,113	0.8
Euro	7,415,182	1.1	7,075,561	1.2
Gold bullion	772,866	0.1	—	—
Japanese yen	(472,895)	—	(4,104,581)	(0.7)
New Zealand dollars	(1,421,821)	(0.2)	(722,218)	(0.1)
Other	3,022,021	0.5	(10,477,014)	(1.7)

Total forward contracts - short	8,748,431	1.4	(9,539,409)	(1.5)

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$7,055,908	1.1%	$21,364,480	3.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS	$15,912,014	2.4%	$30,246,271	4.9%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	2011	2010	2009
NET INVESTMENT INCOME:
Interest income	$994,502	$583,771	$999,293

EXPENSES
Brokerage commissions	1,426,033	2,312,011	—
Interest expense - brokers	730,428	—	—
Administration fees	10,000	—	—
Professional fees	206,500	—	—
Other expenses	9,856	177,744	—

Total expenses	2,382,817	2,489,755	—

Net investment (loss) income	(1,388,315)	(1,905,984)	999,293

NET REALIZED AND UNREALIZED (LOSSES) GAINS ON TRADING ACTIVITIES:
Net realized trading (losses) gains on closed contracts	(13,590,165)	71,805,742	(54,287,511)
Net change in unrealized (losses) gains on translation of foreign currency	(169,353)	—	—
Net change in unrealized trading (losses) gains on open contracts	(14,334,257)	30,637,452	(17,806,092)

Net (loss) gain on trading activities	(28,093,775)	102,443,194	(72,093,603)

NET (LOSS) INCOME	$(29,482,090)	$100,537,210	$(71,094,310)

NET (LOSS) INCOME PER UNIT OF PARTNERSHIP INTEREST	$(484.81)	$1,745.96	$(1,301.99)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Limited Partners	General Partner	Total

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 19,663 units of limited partnership interest	209,049,418	—	209,049,418
Redemption of 11,204 units of limited partnership interest	(118,794,365)	—	(118,794,365)
Net loss	(29,482,090)	—	(29,482,090)

PARTNERS’ CAPITAL - December 31, 2011	$675,495,416	$—	$675,495,416

PARTNERS’ CAPITAL - January 1, 2010	$491,274,980	$—	$491,274,980

Issuance of 15,851 units of limited partnership interest	151,020,912	—	151,020,912
Redemption of 13,121 units of limited partnership interest	(128,110,649)	—	(128,110,649)
Net income	100,537,210	—	100,537,210

PARTNERS’ CAPITAL - December 31, 2010	$614,722,453	$—	$614,722,453

PARTNERS’ CAPITAL - January 1, 2009	$503,016,088	$—	$503,016,088

Issuance of 29,577 units of limited partnership interest	285,815,871	—	285,815,871
Redemption of 23,958 units of limited partnership interest	(226,462,669)	—	(226,462,669)
Net loss	(71,094,310)	—	(71,094,310)

PARTNERS’ CAPITAL - December 31, 2009	$491,274,980	$—	$491,274,980

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income	$(29,482,090)	$100,537,210	$(71,094,310)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net change in unrealized trading losses (gains) on open contracts	14,334,257	(30,637,452)	17,806,092
Changes in assets and liabilities:
Due from brokers	15,302,752	21,848,232	(54,833,511)
Interest receivable	29,258	(19,480)	73,741
Accrued expenses and other liabilities	(27,645)	177,744	—

Net cash provided by operating activities	156,532	91,906,254	(108,047,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	209,049,418	151,020,912	285,815,871
Payments on redemptions	(123,082,449)	(199,555,691)	(165,257,971)

Net cash provided by (used in) financing activities	85,966,969	(48,534,779)	120,557,900

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,123,501	43,371,475	12,509,912
CASH AND CASH EQUIVALENTS - Beginning of period	540,475,018	497,103,543	484,593,631

CASH AND CASH EQUIVALENTS - End of period	$626,598,519	$540,475,018	$497,103,543

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom. On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forwards trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Due From Brokers — Due from brokers consists of balances due from Credit Suisse (“CS”), JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”) and Deutsche Bank. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $33,092,972 and $11,382,084 of cash restricted as collateral held as of December 31, 2011 and 2010, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Prior to July 1, 2010, expenses incurred by the Trading Company were not reflected in the financial reporting of the Trading Company but were allocated pro-rata among the investors in the Trading Company and reflected directly in the financial reporting of the limited partners. These expenses included, but were not limited to, all costs relating to trading activity, such as brokerage commissions, management and incentive fees, continuing offering expenses and legal, audit, and tax return preparation fees. Effective July 1, 2010, expenses incurred by the Trading Company were reflected in the financial reporting of the Trading Company. As these amounts had previously been recovered through investor redemptions, there was no impact on partners’ capital as of December 31, 2010 as a result of the change.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash and short-term interest-bearing money market instruments with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., and Bank of America.

Income Taxes — Income taxes are not provided for by the Trading Company because taxable income or loss of the Trading Company is includable in the income tax returns of the partners. Tax years 2008, 2009, 2010 and 2011 remain subject to examination by federal and state jurisdictions, including those states where investors reside or states where the Trading Company is subject to other filing requirements. The Trading Company has no uncertain tax positions that require recognition in the financial statements.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year. Unit amounts are rounded to whole numbers for financial statement presentation.

3.    PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2011 and 2010.

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

4.    FAIR VALUE MEASUREMENTS

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments. Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2011 and 2010, the Trading Company did not have any positions categorized as “Level 3” investments in the fair value hierarchy.

		Fair Value Measurements
Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Net unrealized trading gains on open futures contracts	$8,856,106	$8,856,106	$—	$—
Net unrealized trading gains on open forward contracts	7,070,964	—	7,070,964	—
Net unrealized trading losses on open forward contracts	(15,056)	—	(15,056)	—

Total	$15,912,014	$8,856,106	$7,055,908	$—

		Fair Value Measurements
Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Net unrealized trading gains on open futures contracts	$9,571,147	$9,571,147	$—	$—
Net unrealized trading losses on open futures contracts	(689,356)	(689,356)	—	—
Net unrealized trading gains on open forwards contracts	21,364,480	—	21,364,480	—

Total	$30,246,271	$8,881,791	$21,364,480	$—

The Trading Company’s policy is to disclose significant transfers between fair value hierarchy levels based on valuations at the end of each reporting period. There were no significant transfers between Level 1, 2 or 3 as of December 31, 2011 based on levels assigned at December 31, 2010.

Recent Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose quantitative information about the unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Levels 1 and 2 of the fair value hierarchy. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Management is currently evaluating the implications of ASU 2011-04 and its impact on the financial statements has not yet been determined.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The investment objective of the Trading Company is achieved by participation in the AHL Diversified Program directed on behalf of the Trading Company by Man-AHL (USA) Limited. The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and Over-The-Counter markets (“OTC”)). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

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

As of December 31, 2011, the Trading Company utilized JPM and CS to clear its futures trading activity. As of December 31, 2011, the portion of net unrealized gains (losses) attributed to JPM and CS was $2,971,053, and $5,885,053 respectively.

As of December 31, 2011, the Trading Company utilized RBS and Deutsche Bank to clear its forward trading activity. As of December 31, 2011, the portion of net unrealized gains (losses) attributed to RBS and Deutsche Bank was $7,070,964 and $(15,056), respectively.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, for its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK.

On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts.

The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK.

As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the year ended December 31, 2011, the Trading Company traded 512,338 exchange-traded future contracts and settled 387,346 OTC forward contracts. During the year ended December 31, 2010, the Trading Company traded 479,452 exchange-traded future contracts and settled 228,228 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and Deutsche Bank. As required by the Derivative Instruments and Hedging Topic of the FASB Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At December 31, 2011 and 2010, estimated credit risk with regard to forward contracts was $7,070,964 and $21,364,480, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Primary Risk Exposure

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$17,575,317		$(10,543,212)
Metals		1,605,217		(1,581,414)

Total open forward contracts		19,180,534		(12,124,626)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,731,514		(1,758,549)
Currencies		1,970,061		(81,654)
Energy		1,046,327		(391,799)
Indices		1,240,548		(885,857)
Interest rates		5,621,974		(983,998)
Metals		2,673,428		(1,325,889)

Total open futures contracts		14,283,852		(5,427,746)

Total Derivatives		$33,464,386		$(17,552,372)

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts	$62,605,106	Gross unrealized trading losses on open forward contracts	$(41,240,626)
Open futures contracts	Gross unrealized trading gains on open futures contracts	17,407,051	Gross unrealized trading losses on open futures contracts	(8,525,260)

Total Derivatives		$80,012,157		$(49,765,886)

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31,
	2011	2010	2009
Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain on derivatives	Loss on derivatives
Forward contracts
Currencies	$(21,390,177)	—	—
Metals	6,646,453	—	—

Net realized trading (losses) gains on closed contracts	(14,743,724)	$32,402,097	(14,195,777)

Currencies	(13,176,174)	—	—
Metals	(1,132,398)	—	—

Net change in unrealized trading (losses) gains on open contracts	(14,308,572)	29,298,223	(9,461,635)

Futures contracts
Agricultural	(1,417,632)	—	—
Currencies	14,359,327	—	—
Energy	(24,680,616)	—	—
Indices	(40,493,687)	—	—
Interest rates	51,973,250	—	—
Metals	(314,100)	—	—

Net realized trading (losses) gains on closed contracts	(573,458)	39,403,645	(40,091,734)

Agricultural	(4,720,769)	—	—
Currencies	1,629,933	—	—
Energy	1,039,372	—	—
Indices	248,407	—	—
Interest rates	4,924,826	—	—
Metals	(3,147,454)	—	—

Net change in unrealized trading (losses) gains on open contracts	(25,685)	1,339,229	(8,344,457)

6.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Per unit operating performance:
Beginning net asset value	$10,900.98	$9,155.02	$10,457.01
Income (loss) from investment operations:
Net investment (loss) income	(22.18)	(33.83)	18.26
Net realized and unrealized (losses) gains on trading activities and translation of foreign currency	(462.63)	1,779.79	(1,320.25)

Total income (loss) from investment operations	(484.81)	1,745.96	(1,301.99)

Ending net asset value	$10,416.17	$10,900.98	$9,155.02

Ratios to average partners’ capital:
Expenses	0.36%	0.45%	—%

Net investment loss	(0.21)%	(0.34)%	0.19%

Total return:	(4.45)%	19.07%	(12.45)%

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

* * * * * *