Form 10-Q
period 2012-03-31
MAN AHL DIVERSIFIED I LP
filed 2012-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 452 5th Avenue New York, NY	10018
(Address of principal executive offices)	(Zip Code)

212-649-6600

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2012 (unaudited) and December 31, 2011
(b)	For the three months ended March 31, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$503,545,746	$527,665,568

Due from Man-AHL Diversified Trading Company L.P.	17,186,079	9,299,201

Cash and cash equivalents	7,593,707	7,500,730

Total	$528,325,532	$544,465,499

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$14,987,170	$7,103,752
Subscriptions received in advance	7,593,707	7,500,435
Management fees payable	1,249,351	1,285,785
Servicing fees payable	637,600	656,891
Accrued expenses and other liabilities	311,958	252,773

Total liabilities	24,779,786	16,799,636

PARTNERS’ CAPITAL:
General Partner - Class A (186.37 unit equivalents outstanding at March 31, 2012 and December 31, 2011, respectively)	568,912	589,665
Limited Partners - Class A (112,396.09 and 112,536.96 units outstanding at March 31, 2012 and December 31, 2011, respectively)	343,092,658	356,053,748
Limited Partners - Class A Series 2 (14,709.30 and 15,832.05 units outstanding at March 31, 2012 and December 31, 2011, respectively)	46,622,614	51,848,998
Limited Partners - Class B (33,052.99 and 33,416.99 units outstanding at March 31, 2012 and December 31, 2011, respectively)	100,895,557	105,727,713
Limited Partners - Class B Series 2 (3,901.42 and 4,105.63 units outstanding at March 31, 2012 and December 31, 2011, respectively)	12,366,005	13,445,739

Total partners’ capital	503,545,746	527,665,863

Total liabilities and partners’ capital	$528,325,532	$544,465,499

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (continued)

	March 31, 2012 (Unaudited)	December 31, 2011

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A	$3,052.53	$3,163.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,169.60	$3,274.94

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B	$3,052.54	$3,163.89

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,169.62	$3,274.95

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2012	2011

NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$49,540	$249,081
Brokerage commissions	(165,590)	(416,280)
Other expenses	(98,817)	(136,373)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(214,867)	(303,572)

PARTNERSHIP EXPENSES:
Management fees	3,817,444	3,390,483
Servicing fees	1,948,846	1,735,835
Administration fees	164,645	150,010
Professional fees	56,263	54,333
Other expenses	18,421	37,891

Total expenses	6,005,619	5,368,552

Net investment loss	(6,220,486)	(5,672,124)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts	5,846,398	(8,007,087)
Net change in unrealized trading losses on open contracts	(18,335,255)	(15,870,644)

Net losses on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(12,488,857)	(23,877,731)

NET LOSS	$(18,709,343)	$(29,549,855)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A	$(111.35)	$(210.26)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(105.34)	$(204.46)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B	$(111.35)	$(210.26)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(105.33)	$(204.46)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (UNAUDITED)

	CLASS A				CLASS A Series 2		CLASS B		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	16,447,025	5,206	—	—	265,000	81	7,665,549	2,426	300,000	91	24,677,574	7,804
Redemptions	(16,624,083)	(5,347)	—	—	(3,849,899)	(1,204)	(8,650,378)	(2,790)	(963,988)	(296)	(30,088,348)	(9,637)
Net loss	(12,784,032)	—	(20,753)	—	(1,641,485)	—	(3,847,327)	—	(415,746)	—	(18,709,343)	—

PARTNERS’ CAPITAL
March 31, 2012	$343,092,658	112,396	$568,912	186	$46,622,614	14,709	$100,895,557	33,053	$12,366,005	3,901	$503,545,746	164,245

PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	39,842,938	11,789	—	—	4,706,745	1,363	15,726,277	4,598	631,000	183	60,906,960	17,933
Redemptions	(8,755,608)	(2,647)	—	—	(2,335,465)	(683)	(1,082,049)	(326)	(170,879)	(50)	(12,344,001)	(3,706)
Net loss	(20,047,451)	—	(40,406)	—	(3,110,305)	—	(5,613,098)	—	(738,595)	—	(29,549,855)	—

PARTNERS’ CAPITAL
March 31, 2011	$320,929,235	98,415	$606,545	186	$51,550,888	15,417	$89,920,892	27,575	$12,223,907	3,656	$475,231,467	145,249

Units have been rounded.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,709,343)	$(29,549,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(24,677,873)	(60,906,960)
Sale of investments in Man-AHL Diversified Trading Company L.P.	28,207,093	18,263,143
Net change in depreciation/(appreciation) of investments in Man-AHL Diversified Trading Company L.P.	12,703,724	24,181,303
Changes in assets and liabilities:
Prepaids and other assets	—	(42,242)
Management fees payable	(36,434)	47,605
Servicing fees payable	(19,291)	23,410
Accrued expenses and other liabilities	59,185	90,978
Payable to Man AHL Diversified II L.P.	—	(250,000)

Net cash used in operating activities	(2,472,939)	(48,142,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	24,770,846	69,606,233
Payments on redemptions	(22,204,930)	(12,913,997)

Net cash provided by financing activities	2,565,916	56,692,236

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,977	8,549,618

CASH AND CASH EQUIVALENTS - Beginning of period	7,500,730	17,978,871

CASH AND CASH EQUIVALENTS - End of period	$7,593,707	$26,528,489

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash subscriptions of partners’ capital	$—	$148,406

Non-cash redemptions of partners’ capital	$—	$48,061

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2012, and the results of its operations for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

1.	ORGANIZATION OF THE PARTNERSHIP

The Partnership was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s General Partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

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

At March 31, 2012 and December 31, 2011, the Partnership owned 49,522.19 and 50,658.29 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2012 and December 31, 2011 was 79.37% and 78.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2012 the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 investment in the fair value hierarchy at March 31, 2012. The categorization of investments held by the Trading Company is disclosed in the attached financial statements.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2012 and 2011, no incentive fees were paid to the Advisor.

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

As of March 31, 2012, the Trading Company utilized JPMorgan Chase (“JPM”) and Credit Suisse (“CS”) to clear its futures trading activity. As of March 31, 2012, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank to clear its forward trading activity.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, for its forward trading activity. At March 31, 2012, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At March 31, 2012, the Trading Company’s due from brokers balance on the Statement of Financial Condition includes a net balance at MFG UK of $296,818 and a net balance at MFG of ($296,751). As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

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

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a) At March 31, 2012 (unaudited) and December 31, 2011

(b) For the three months ended March 31, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

Equity in futures and forward trading accounts:
Net unrealized trading gains on open futures contracts	$2,301,729	$8,856,106
Net unrealized trading gains on open forward contracts	—	7,070,964
Due from brokers	77,035,707	43,383,249

Total equity in futures and forward trading accounts	79,337,436	59,310,319
Cash and cash equivalents	592,668,699	626,598,519
Interest receivable	2,547	6,972

Total	$672,008,682	$685,915,810

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$27,033,460	$10,255,239
Accrued expenses and other liabilities	198,267	150,099
Net unrealized trading losses on open futures contracts	1,928,453	—
Net unrealized trading losses on open forward contracts	8,430,095	15,056

Total liabilities	37,590,275	10,420,394

PARTNERS’ CAPITAL:
Limited Partners (62,393.12 and 64,850.63 units outstanding at March 31, 2012 and December 31, 2011, respectively)	634,418,407	675,495,416

Total partners’ capital	634,418,407	675,495,416

Total liabilities and partners’ capital	$672,008,682	$685,915,810

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,168.08	$10,416.17

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2012 (Unaudited)		December 31, 2011
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$978,527	0.2%	$(9,238)	—%
Currencies	197,127	—	1,883,714	0.3
Energy	(3,459,000)	(0.5)	(145,821)	—
Indices	2,415,385	0.3	276,957	—
Interest rates	(550,179)	(0.1)	5,067,185	0.8
Metals	(770,515)	(0.1)	—	—

Total futures contracts - long	(1,188,655)	(0.2)	7,072,797	1.1

FUTURES CONTRACTS - Short:
Agricultural	(32,679)	—	(17,797)	—
Currencies	(23,206)	—	4,693	—
Energy	1,966,510	0.3	800,349	0.1
Indices	3,683	—	77,734	—
Interest rates	(1,168,846)	(0.2)	(429,209)	(0.1)
Metals	816,469	0.1	1,347,539	0.2

Total futures contracts - short	1,561,931	0.2	1,783,309	0.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$373,276	—%	$8,856,106	1.3%

FORWARD CONTRACTS - Long:
Australian dollars	$(4,625,599)	(0.7)%	$4,333,252	0.6%
British pounds	1,021,615	0.2	38,528	—
Euro	552,478	0.1	(2,378,089)	(0.4)
Gold bullion	(2,863,169)	(0.5)	(1,534,878)	(0.2)
Japanese yen	(433,606)	(0.1)	609,000	0.1
New Zealand dollars	(152,976)	—	114,298	—
Other	(1,316,506)	(0.2)	(2,874,634)	(0.4)

Total forward contracts - long	(7,817,763)	(1.2)	(1,692,523)	(0.3)

FORWARD CONTRACTS - Short:
Australian dollars	752,891	0.1	(635,111)	(0.1)
British pounds	(789,177)	(0.1)	68,189	—
Euro	(3,091,305)	(0.5)	7,415,182	1.1
Gold bullion	799,569	0.1	772,866	0.1
Japanese yen	1,883,960	0.3	(472,895)	—
New Zealand dollars	197,123	—	(1,421,821)	(0.2)
Other	(365,393)	—	3,022,021	0.5

Total forward contracts - short	(612,332)	(0.1)	8,748,431	1.4

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FORWARD CONTRACTS	$(8,430,095)	(1.3)%	$7,055,908	1.1%

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN CONTRACTS	$(8,056,819)	(1.3)%	$15,912,014	2.4%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2012	2011
NET INVESTMENT INCOME:
Interest income	$63,095	$328,632

EXPENSES
Brokerage commissions	211,135	551,284
Interest expense - brokers	68,209	130,364
Administration fees	2,500	2,500
Professional fees	50,125	46,936
Other expenses	5,186	445

Total expenses	337,155	731,529

Net investment loss	(274,060)	(402,897)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	7,516,163	(10,192,130)
Net change in unrealized gains on translation of foreign currency	662,618	1,368,011
Net change in unrealized trading losses on open contracts	(23,968,833)	(22,765,255)

Net loss on trading activities	(15,790,052)	(31,589,374)

NET LOSS	$(16,064,112)	$(31,992,271)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$(248.09)	$(538.93)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Limited Partners	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	$—	$675,495,416

Issuance of 2,551.79 units of limited partnership interest	26,644,467	—	26,644,467
Redemption of 5,009.29 units of limited partnership interest	(51,657,364)	—	(51,657,364)
Net loss	(16,064,112)	—	(16,064,112)

PARTNERS’ CAPITAL - March 31, 2012	$634,418,407	$—	$634,418,407

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 6,312.02 units of limited partnership interest	67,556,817	—	67,556,817
Redemption of 2,857.33 units of limited partnership interest	(30,157,741)	—	(30,157,741)
Net loss	(31,992,271)	—	(31,992,271)

PARTNERS’ CAPITAL - March 31, 2011	$620,129,258	$—	$620,129,258

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,064,112)	$(31,992,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized trading losses on open contracts	23,968,833	22,765,255
Changes in assets and liabilities:
Due from brokers	(33,652,458)	(28,173,302)
Interest receivable	4,425	34,879
Accrued expenses and other liabilities	48,168	(122,683)

Net cash used in operating activities	(25,695,144)	(37,488,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	26,644,467	67,556,817
Payments on redemptions	(34,879,143)	(34,557,894)

Net cash (used in) provided by financing activities	(8,234,676)	32,998,923

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,929,820)	(4,489,199)

CASH AND CASH EQUIVALENTS - Beginning of period	626,598,519	540,475,018

CASH AND CASH EQUIVALENTS - End of period	$592,668,699	$535,985,819

SUPPLEMENTAL DISCLOSURE TO CASH FLOWS:
CASH INTEREST PAID DURING THE PERIOD	$68,209	$130,364

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2012, and the results of its operations for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

1.	ORGANIZATION OF THE TRADING COMPANY

The Trading Company was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a registered investment adviser and is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom. On April 21, 2008, the Trading Company engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from broker on the statements of financial condition is $52,708,674 and $33,092,972 of cash restricted as collateral held as of March 31, 2012 and December 31, 2011, respectively.

Expenses – Expenses are recognized on an accrual basis in the period in which they are incurred.

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

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on trading activities in the statements of operations. All trading activities are accounted for on a trade-date basis.

Foreign Currency — All assets and liabilities of the Trading Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign investments are converted at the prevailing rate of exchange on the respective date of such transactions. The Trading Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the fair value of investments held. Such fluctuations are included with the net realized and unrealized gains or losses on trading activities.

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market instruments, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., and Bank of America.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the quarter ended March 31, 2012 and year ended December 31, 2011.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner.

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

The Trading Company segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Trading Company’s assumption about the assumptions market participants would use in pricing the investments. Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2012 and December 31, 2011, and for the periods then ended, the Trading Company did not have any positions categorized as “Level 3” investments in the fair value hierarchy.

		Fair Value Measurements
Description	Fair Value as of March 31, 2012 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts	$2,301,729	$2,301,729	$—	$—
Net unrealized trading losses on open futures contracts	(1,928,453)	(1,928,453)	—	—
Net unrealized trading losses on open forward contracts	(8,430,095)	—	(8,430,095)	—

Total	$(8,056,819)	$373,276	$(8,430,095)	$—

		Fair Value Measurements
Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Net unrealized trading gains on open futures contracts	$8,856,106	$8,856,106	$—	$—
Net unrealized trading gains on open forward contracts	7,070,964	—	7,070,964	—
Net unrealized trading losses on open forward contracts	(15,056)	—	(15,056)	—

Total	$15,912,014	$8,856,106	$7,055,908	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels 1 and 2 of the fair value hierarchy in accordance with Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, which is effective for interim and annual periods beginning after December 15, 2011. There were no transfers between Levels 1 and 2 as of March 31, 2012 based on the levels assigned at December 31, 2011.

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

As of March 31, 2012, the Trading Company utilized JPM and CS to clear its futures trading activity. As of March 31, 2012, the portion of net unrealized gains (losses) attributed to JPM and CS was $2,301,729 and $(1,928,453), respectively.

As of March 31, 2012, the Trading Company utilized RBS and Deutsche Bank to clear its forward trading activity. As of March 31, 2012, the portion of net unrealized gains (losses) attributed to RBS and Deutsche Bank was $(5,536,289) and $(2,893,806), respectively.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, for its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At March 31, 2012, the Trading Company’s due from brokers balance on the Statement of Financial Condition includes a net balance at MFG UK of $296,818 and a net balance at MFG of ($296,751). As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the quarter ended March 31, 2012, the Trading Company traded 49,699 exchange-traded futures contracts and settled 10,745 OTC forward contracts. During the quarter ended March 31, 2011, the Trading Company traded 289,897 exchange-traded futures contracts and settled 111,766 OTC forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and Deutsche Bank. As required by the Derivative Instruments and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At March 31, 2012 and December 31, 2011, estimated credit risk with regard to forward contracts was $0 and $7,070,964, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Primary Risk Exposure	March 31, 2012 (Unaudited)
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,166,713		$(12,918,180)
Metals		1,063,667		(3,742,295)

Total open forward contracts		8,230,380		(16,660,475)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,488,283		(542,435)
Currencies		320,988		(147,067)
Energy		2,133,833		(3,626,323)
Indices		4,590,694		(2,171,626)
Interest rates		825,934		(2,544,959)
Metals		916,860		(870,906)

Total open futures contracts		10,276,592		(9,903,316)

Total Derivatives		$18,506,972		$(26,563,791)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$17,575,317		$(10,543,212)
Metals		1,605,217		(1,581,414)

Total open forward contracts		19,180,534		(12,124,626)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,731,514		(1,758,549)
Currencies		1,970,061		(81,654)
Energy		1,046,327		(391,799)
Indices		1,240,548		(885,857)
Interest rates		5,621,974		(983,998)
Metals		2,673,428		(1,325,889)

Total open futures contracts		14,283,852		(5,427,746)

Total Derivatives		$33,464,386		$(17,552,372)

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the three months ended March 31, 2012 and 2011.

	Location of loss or gain recognized in income on derivatives	For the three months ended March 31,
		2012 (Unaudited)	2011 (Unaudited)
		Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts
Currencies		$7,544,639	$—
Metals		252,045	—

	Net realized trading gains on closed contracts	7,796,684	2,839,774

Currencies		(12,783,572)	—
Metals		(2,702,431)	—

	Net change in unrealized trading losses on open contracts	(15,486,003)	(15,701,796)

Futures contracts
Agricultural		(467,203)	7,164,588
Currencies		(1,939,394)	(4,142,882)
Energy		9,583,908	(885,090)
Indices		10,852,814	(12,334,596)
Interest rates		(8,772,123)	(6,107,704)
Metals		(9,350,589)	3,273,780

	Net realized trading losses on closed contracts	(92,587)	(13,031,904)

Agricultural		972,883	(4,097,874)
Currencies		(1,714,486)	(344,290)
Energy		(2,147,018)	2,285,369
Indices		2,064,377	414,474
Interest rates		(6,357,001)	(1,641,684)
Metals		(1,301,585)	(3,679,454)

	Net change in unrealized trading losses on open contracts	(8,482,830)	(7,063,459)

Amounts in the table above exclude foreign exchange spot contracts.

6.	SUBSEQUENT EVENTS

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with JPMorgan Chase Bank, N.A. and Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 30, 2012.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended March 31, 2012:

31-Mar-12
Ending Equity	$503,545,746

Three months ended March 31,2012:

Net assets decreased $24,120,117 for the three months ended March 31, 2012. This decrease was attributable to subscriptions in the amount of $24,677,574, redemptions in the amount of $30,088,348 and a net loss from operations of $18,709,343.

Management Fees of $3,817,444 and servicing fees of $1,948,846 were paid or accrued, and interest of $49,540 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended March 31, 2012.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2012 were $18,421.

The metals sector dragged on performance in January with both precious and industrials detracting similar amounts. Some of the most notable losses in January included short positions in aluminum and platinum as both rose over 10%. Exposure to metals also weighed on performance in February and March with long exposure to gold the largest detractor.

Short positions in agricultural trading posted losses in January with exposure to cocoa and corn seeing some of the larger negative performances. The agricultural sector produced positive returns in March led by short coffee and long soya exposure.

In equities trading, performance was negative for the month of January. As a general theme, profits from long positions in US indices were outweighed by shorts in Asian bourses. The stock sector led returns in February, however, as the increased market confidence benefited a broad long positioning. The largest gains in February came from US indices such as the S&P 500 and NASDAQ 100 as prices were buoyed by an improvement in US jobless claims, housing starts, consumer prices and business outlook data. Long exposure to stock indices added gains in March via US and Japanese indices. The strongest returns came from long positions in the NASDAQ 100 and S&P 500 as each rose 4.2% and 3.1% respectively on the back of a flurry of positive new from the US.

In currencies, long US dollar exposure in January offset profits elsewhere in the sector as the greenback fell 1.3% on a trade-weighted basis after signs of an economic recovery in the US boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Long AUD/JPY proved the leading trade in February as the Australian dollar rallied after interest rates were left unchanged and hawkish Reserve Bank of Australia minutes led markets to revise their flat interest rate expectations. Whilst the US dollar ended the month of February flat on a trade-weighted basis, some short US dollar pairs still added gains as increased risk appetite meant the greenback generally lost ground to emerging market and commodity-linked currencies. Trading in currencies added to losses overall in March. Short exposure to the US dollar suffered after the greenback rallied on better-than-expected US jobs and housing data.

Trading in bonds and short-term interest rates produced positive returns in January. Long positions in US Treasuries made up the majority of bond sector gains in January as prices jumped following the unexpected announcement by the Federal Reserve that interest rates would be held at near zero until at least 2014. In February, long exposure to fixed income assets dragged on performance as investors increasingly sought riskier assets during the month. In bonds, long exposure to US Treasuries proved the single largest loss in February as prices fell following uplifting economic data releases in the US. Exposure to fixed income assets weighed on performance in March as safe haven assets fell out of favor. In bonds, long holdings of US Treasuries detracted the most from returns in March as prices fell following positive economic comments by the Federal Reserve which led to reduced expectations for further quantitative easing.

Three Months Ended March 31, 2011:

31-Mar-11
Ending Equity	$475,231,467

Three months ended March 31, 2011:

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

Returns from trading in the metals sector were mixed in January, but clearly defined between precious and industrial metals. Upbeat sentiment generally led to a fall in precious metals and a rise in industrial metals. As such long positions in gold and silver suffered, while long positions in nickel and copper profited. Long exposure to both base and precious metals were the main drivers of returns in February. The price of silver rose by 20.8% and generated the largest gains. Gold further added to returns as geopolitical tensions resulted in a flight to quality and general inflation worries pushed prices higher. Precious metals rallied in March, benefiting long holdings of gold and silver.

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

Strong economic data and corporate earnings lifted global equities in February. Long positions in the Topix generated the largest individual gain as positive corporate earnings allowed the Japanese market to outperform other regions. Additionally, long exposure to the Hang Seng and broadly long holdings of European indices further contributed to positive performance. However, midmonth, the escalation of political turmoil in Egypt and Libya led to increased demand for ‘safe haven’ assets. The unexpected nature of March’s events disrupted AHL’s identified trends. The program experienced losses from long stock positions as a result of a sharp post-earthquake sell off in prices.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

In the case of market sensitive instruments that are not exchange traded (almost exclusively currencies in the case of the Partnership), dealers’ margins have been used as Value at Risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2012. As of March 31, 2012, the Partnership’s total capitalization was $503,545,746.

Sector	Sum of Initial Margin (USD)	Initial Margin (% of NAV)
AGRICULTURALS	$3,955,048	0.79%
BONDS	$8,387,042	1.67%
CURRENCIES	$8,795,770	1.75%
ENERGIES	$13,671,511	2.72%
INTEREST_RATES	$7,570,281	1.50%
METALS	$1,606,759	0.32%
STOCK_INDICES	$21,334,282	4.24%
TOTAL	$65,320,693	12.97%

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in deposits, an AAA rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2012, by market sector.

Financial Instruments. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, the UK, Australia and Japan. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The Advisor anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2012, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2012, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of March 31, 2012, the Partnership’s primary metals market exposures were in aluminum, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2012.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2012, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2012.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian dollar, British pounds, Swedish krona and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2012. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Cash Flow. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this were to occur during an adverse move in a spread or straddle relationship, a substantial loss could occur.

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

Options on Futures Contracts Are More Volatile Than Futures Contracts. The Advisor may trade options on futures contracts. Options are speculative in nature and are highly leveraged. The purchaser of an option risks losing the entire purchase price of the option. The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option. Additionally, the seller and writer of the options lose any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered. Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On January 31, 2012, February 29, 2012 and March 31, 2012, the Partnership sold Class A Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $4,137,775, $4,525,750 and $7,783,500, respectively. On January 31, 2012, February 29, 2012 and March 31, 2012, the Partnership sold Class A-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $75,000 and $190,000, respectively. On January 31, 2012, February 29, 2012 and March 31, 2012, the Partnership sold Class B Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $3,044,510, $1,758,366 and $2,862,673, respectively. On January 31, 2012, February 29, 2012 and March 31, 2012, the Partnership sold Class B-2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $300,000, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2012:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 31, 2012	$3,822,717	$563,717	$1,146,058	$163,444
February 29, 2012	$5,461,938	$604,977	$2,738,056	$600,271
March 31, 2012	$7,339,428	$2,681,205	$4,766,264	$200,273
TOTAL	$16,624,083	$3,849,899	$8,650,378	$963,988

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

Man-AHL Diversified I L.P. (Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Lance Donenberg
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jordan Allen
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document