Form 10-Q
period 2012-06-30
MAN AHL DIVERSIFIED I LP
filed 2012-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(212) 649-6600

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

(a)	At June 30, 2012 (unaudited) and December 31, 2011
(b)	For the three months ended June 30, 2012 and 2011 (unaudited) and for the six months ended June 30, 2012 and 2011 (unaudited)
(c)	For the six months ended June 30, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$458,661,378	$527,665,568
Due from Man-AHL Diversified Trading Company L.P.	17,317,085	9,299,201
Cash and cash equivalents	7,291,700	7,500,730

Total	$483,270,163	$544,465,499

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$15,383,906	$7,103,752
Subscriptions received in advance	7,291,700	7,500,435
Management fees payable	1,145,664	1,285,785
Servicing fees payable	583,775	656,891
Accrued expenses and other liabilities	203,740	252,773

Total liabilities	24,608,785	16,799,636

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at June 30, 2012 and December 31, 2011, respectively)	548,646	589,665
Limited Partners - Class A Series 1 (107,142.24 and 112,536.96 units outstanding at June 30, 2012 and December 31, 2011, respectively)	315,404,580	356,053,748
Limited Partners - Class A Series 2 (12,855.83 and 15,832.05 units outstanding at June 30, 2012 and December 31, 2011, respectively)	39,419,685	51,848,998
Limited Partners - Class B Series 1 (31,649.51 and 33,416.99 units outstanding at June 30, 2012 and December 31, 2011, respectively)	93,169,863	105,727,713
Limited Partners - Class B Series 2 (3,299.93 and 4,105.63 units outstanding at June 30, 2012 and December 31, 2011, respectively)	10,118,604	13,445,739

Total partners’ capital	458,661,378	527,665,863

Total liabilities and partners’ capital	$483,270,163	$544,465,499

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (continued)

	June 30, 2012 (Unaudited)	December 31, 2011
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,943.79	$3,163.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,066.29	$3,274.94

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,943.80	$3,163.89

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,066.31	$3,274.95

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$97,725	$223,683	$147,265	$472,764
Brokerage commissions	(181,890)	(293,732)	(347,480)	(710,012)
Other expenses	(114,984)	(259,995)	(213,801)	(396,368)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(199,149)	(330,044)	(414,016)	(633,616)

PARTNERSHIP EXPENSES:
Management fees	3,587,407	3,741,534	7,404,851	7,132,017
Servicing fees	1,828,921	1,912,712	3,777,767	3,648,547
Administration fees	156,646	154,140	321,291	304,150
Professional fees	68,262	54,332	124,525	108,665
Other expenses	24,465	52,115	42,886	90,006

Total expenses	5,665,701	5,914,833	11,671,320	11,283,385

Net investment loss	(5,864,850)	(6,244,877)	(12,085,336)	(11,917,001)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading (losses) gains on closed contracts	(10,327,652)	5,101,541	(4,481,254)	(2,905,546)
Net change in unrealized trading losses on open contracts	(1,187,650)	(9,097,333)	(19,522,905)	(24,967,977)

Net loss on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(11,515,302)	(3,995,792)	(24,004,159)	(27,873,523)

NET LOSS	$(17,380,152)	$(10,240,669)	$(36,089,495)	$(39,790,524)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$(108.74)	$(62.24)	$(220.09)	$(272.50)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(103.31)	$(53.53)	$(208.65)	$(257.99)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$(108.74)	$(62.24)	$(220.09)	$(272.50)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(103.31)	$(53.52)	$(208.64)	$(257.98)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	26,530,310	8,513	—	—	515,000	160	12,540,299	4,026	405,000	125	39,990,609	12,824
Redemptions	(42,350,815)	(13,908)	—	—	(9,900,190)	(3,136)	(17,704,353)	(5,793)	(2,950,241)	(931)	(72,905,599)	(23,768)
Net loss	(24,828,663)	—	(41,019)	—	(3,044,123)	—	(7,393,796)	—	(781,894)	—	(36,089,495)	—

PARTNERS’ CAPITAL
June 30, 2012	$315,404,580	107,142	$548,646	186	$39,419,685	12,856	$93,169,863	31,650	$10,118,604	3,300	$458,661,378	155,134

PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	79,278,722	23,649	—	—	8,264,962	2,400	27,177,164	8,040	2,068,000	606	116,788,848	34,695
Redemptions	(23,015,661)	(6,934)	—	—	(4,911,364)	(1,426)	(3,932,216)	(1,198)	(640,987)	(187)	(32,500,228)	(9,745)
Net loss	(27,121,545)	—	(51,983)	—	(3,948,983)	—	(7,708,140)	—	(959,873)	—	(39,790,524)	—

PARTNERS’ CAPITAL
June 30, 2011	$339,030,872	105,988	$594,968	186	$51,694,528	15,711	$96,426,570	30,145	$12,969,521	3,942	$500,716,459	155,972

Units and dollars have been rounded.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,089,495)	$(39,790,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(39,990,888)	(116,788,848)
Sale of investments in Man-AHL Diversified Trading Company L.P.	76,559,019	45,099,084
Net loss on trading activities and net investment loss allocated from Man-AHL Diversified Trading Company L.P.	24,418,175	28,507,141
Changes in assets and liabilities:
Prepaids and other assets	—	(28,222)
Management fees payable	(140,121)	109,048
Servicing fees payable	(73,116)	54,260
Accrued expenses and other liabilities	(49,033)	14,225
Payable to Man AHL Diversified II L.P.	—	(250,000)

Net cash provided by (used in) operating activities	24,634,541	(83,073,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	39,781,874	111,605,054
Payments on redemptions	(64,625,445)	(34,006,822)

Net cash provided by (used in) financing activities	(24,843,571)	77,598,232

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209,030)	(5,475,604)

CASH AND CASH EQUIVALENTS - Beginning of period	7,500,730	17,978,871

CASH AND CASH EQUIVALENTS - End of period	$7,291,700	$12,503,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash subscriptions of partners’ capital	$—	$481,656

Non-cash redemptions of partners’ capital	$—	$381,311

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2012, and the results of its operations for the three and six months ended June 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to retirement plan investors. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. Except as described in Note 2 below in respect of fees, the classes of units are identical.

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

At June 30, 2012 and December 31, 2011, the Partnership owned 46,226.69 and 50,658.29 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2012 and December 31, 2011 was 81.80% and 78.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2012 the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 investment in the fair value hierarchy at June 30, 2012. The categorization of investments held by the Trading Company is disclosed in the attached financial statements.

Expenses — The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end Net Asset Value, as defined in the Limited Partnership Agreement (the “Agreement”). In addition, the General Partner earns a monthly general partner fee in an amount equal to 0.0833% (1% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The general partner fee is included in management fees in the statements of operations.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the six months ended June 30, 2012 and 2011, no incentive fees were paid to the Advisor.

The Partnership pays a monthly servicing fee to MII, in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The Partnership also pays a monthly servicing fee to MII, in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

As of June 30, 2012, the Trading Company utilized JPMorgan Chase (“JPM”) and Credit Suisse (“CS”) to clear its futures trading activity. As of June 30, 2012, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank to clear its forward trading activity.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, to clear a portion of its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At June 30, 2012, the Trading Company’s due to brokers balance includes an estimated net balance at MFG UK of ($88,226) and a due from brokers net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the period to the end of the period.

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

3.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month. Limited partner subscriptions totaled approximately $7,246,700 and $684,400 for July 1, 2012 and August 1, 2012, respectively. The Partnership accepts redemption requests from limited partners as of the last business day of each calendar month. Limited partner redemptions totaled approximately $10,886,300 for July 31, 2012.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2012 (unaudited) and December 31, 2011
(b)	For the three months ended June 30, 2012 and 2011 (unaudited) and for the six months ended June 30, 2012 and 2011 (unaudited)
(c)	For the six months ended June 30, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Equity in futures and forward trading accounts:
Net unrealized trading gains on open futures contracts	$3,064,399	$8,856,106
Net unrealized trading gains on open forward contracts	—	7,070,964
Due from brokers	57,104,221	43,383,249

Total equity in futures and forward trading accounts	60,168,620	59,310,319
Cash and cash equivalents	541,561,474	626,598,519
Interest receivable	2,809	6,972

Total	$601,732,903	$685,915,810

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$6,106,160	$—
Net unrealized trading losses on open forward contracts	5,498,657	15,056
Redemptions payable	29,284,706	10,255,239
Accrued expenses and other liabilities	111,013	150,099

Total liabilities	41,000,536	10,420,394

PARTNERS’ CAPITAL:
Limited Partners (56,514.03 and 64,850.63 units outstanding at June 30, 2012 and December 31, 2011, respectively)	560,732,367	675,495,416

Total partners’ capital	560,732,367	675,495,416

Total liabilities and partners’ capital	$601,732,903	$685,915,810

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,922.00	$10,416.17

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2012 (Unaudited)		December 31, 2011
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$1,145,103	0.2%	$(9,238)	—%
Currencies	(1,910,939)	(0.3)	1,883,714	0.3
Energy	870,365	0.2	(145,821)	—
Indices	752,788	0.1	276,957	—
Interest rates	3,692,179	0.6	5,067,185	0.8

Total futures contracts - long	4,549,496	0.8	7,072,797	1.1

FUTURES CONTRACTS - Short:
Agricultural	(2,444,223)	(0.4)	(17,797)	—
Currencies	(71,861)	—	4,693	—
Energy	(3,320,150)	(0.6)	800,349	0.1
Indices	(2,165,165)	(0.4)	77,734	—
Interest rates	9,265	—	(429,209)	(0.1)
Metals	400,877	0.1	1,347,539	0.2

Total futures contracts - short	(7,591,257)	(1.3)	1,783,309	0.2

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FUTURES CONTRACTS	$(3,041,761)	(0.5)%	$8,856,106	1.3%

FORWARD CONTRACTS - Long:
Australian dollars	$3,178,242	0.6%	$4,333,252	0.6%
British pounds	(16,897)	—	38,528	—
Euro	2,118,721	0.4	(2,378,089)	(0.4)
Gold bullion	(291,862)	(0.1)	(1,534,878)	(0.2)
Japanese yen	(349,614)	(0.1)	609,000	0.1
New Zealand dollars	624,422	0.1	114,298	—
Other	2,599,373	0.5	(2,874,634)	(0.4)

Total forward contracts - long	7,862,385	1.4	(1,692,523)	(0.3)

FORWARD CONTRACTS - Short:
Australian dollars	(2,399,504)	(0.4)	(635,111)	(0.1)
British pounds	300,505	—	68,189	—
Euro	412,698	0.1	7,415,182	1.1
Gold bullion	(262,074)	—	772,866	0.1
Japanese yen	257,525	—	(472,895)	—
New Zealand dollars	(700,402)	(0.1)	(1,421,821)	(0.2)
Other	(10,969,790)	(2.0)	3,022,021	0.5

Total forward contracts - short	(13,361,042)	(2.4)	8,748,431	1.4

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN FORWARD CONTRACTS	$(5,498,657)	(1.0)%	$7,055,908	1.1%

NET UNREALIZED TRADING (LOSSES) GAINS ON OPEN CONTRACTS	$(8,540,418)	(1.5)%	$15,912,014	2.4%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

NET INVESTMENT INCOME:
Interest income	$122,309	$289,447	$185,404	$618,079

EXPENSES
Brokerage commissions	227,546	380,314	438,681	931,598
Interest expense - brokers	82,178	282,935	150,387	413,299
Administration fees	2,500	2,500	5,000	5,000
Professional fees	51,811	46,936	101,936	93,872
Other expenses	7,496	4,193	12,682	4,638

Total expenses	371,531	716,878	708,686	1,448,407

Net investment loss	(249,222)	(427,431)	(523,282)	(830,328)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	(13,118,697)	6,589,998	(5,602,534)	(3,602,132)
Net change in unrealized gains (losses) on translation of foreign currency	(608,583)	466,804	54,035	1,834,815
Net change in unrealized trading losses on open contracts	(483,599)	(12,245,801)	(24,452,432)	(35,011,056)

Net loss on trading activities	(14,210,879)	(5,188,999)	(30,000,931)	(36,778,373)

NET LOSS	$(14,460,101)	$(5,616,430)	$(30,524,213)	$(37,608,701)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$(246.08)	$(77.41)	$(494.17)	$(616.34)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED June 30, 2012 AND 2011 (UNAUDITED)

	Limited	General
	Partners	Partner	Total

PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	$—	$675,495,416

Issuance of 4,114.39 units of limited partnership interest	42,557,502	—	42,557,502
Redemption of 12,450.99 units of limited partnership interest	(126,796,338)	—	(126,796,338)
Net loss	(30,524,213)	—	(30,524,213)

PARTNERS’ CAPITAL - June 30, 2012	$560,732,367	$—	$560,732,367

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 12,728.38 units of limited partnership interest	135,653,199	—	135,653,199
Redemption of 5,792.24 units of limited partnership interest	(61,464,692)	—	(61,464,692)
Net loss	(37,608,701)	—	(37,608,701)

PARTNERS’ CAPITAL - June 30, 2011	$651,302,259	$—	$651,302,259

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,524,213)	$(37,608,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized trading losses on open contracts	24,452,432	35,011,056
Changes in assets and liabilities:
Due from brokers	(13,720,972)	(15,632,597)
Interest receivable	4,163	34,878
Accrued expenses and other liabilities	(39,086)	(81,279)

Net cash used in operating activities	(19,827,676)	(18,276,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	42,557,502	135,653,199
Payments on redemptions	(107,766,871)	(68,607,868)

Net cash (used in) provided by financing activities	(65,209,369)	67,045,331

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,037,045)	48,768,688

CASH AND CASH EQUIVALENTS - Beginning of period	626,598,519	540,475,018

CASH AND CASH EQUIVALENTS - End of period	$541,561,474	$589,243,706

SUPPLEMENTAL SCHEDULE OF CASH ACTIVITY

Cash paid for interest	$150,387	$413,299

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2012, and the results of its operations for the three and six months ended June 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity pool operator and commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. Included in due from brokers on the statements of financial condition is $36,354,582 and $33,092,972 of cash restricted as collateral held as of June 30, 2012 and December 31, 2011, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures contracts and forward contracts. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which are using market observable inputs in their valuations.

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

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2012 and year ended December 31, 2011.

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

The Trading Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date under current market conditions.

The inputs used to determine the fair value of the Partnership’s investments are summarized in the three broad levels listed below:

•	Level 1 — quoted prices in active markets for identical assets or liabilities

•	Level 2 — investments with other significant observable inputs

•	Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2012 and December 31, 2011, and for the periods then ended, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of June 30, 20012, and December 31, 2011, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2012 (Unaudited)	Level 1	Level 2	Level 3
Assets
Futures contracts	$11,269,591	$11,269,591	$—	$—
Forward contracts	20,916,304	—	20,916,304	—

Total Assets	32,185,895	11,269,591	20,916,304	—

Liabilities
Futures contracts	(14,311,352)	(14,311,352)	—	—
Forward contracts	(26,414,961)	—	(26,414,961)	—

Total Liabilities	(40,726,313)	(14,311,352)	(26,414,961)	—

Net Fair Value	$(8,540,418)	$(3,041,761)	$(5,498,657)	$—

	Fair Value Measurements
Investments	As of December 31, 2011	Level 1	Level 2	Level 3

Net unrealized trading gains on open futures contracts	$8,856,106	$8,856,106	$—	$—
Net unrealized trading gains on open forward contracts	7,070,964	—	7,070,964	—
Net unrealized trading losses on open forward contracts	(15,056)	—	(15,056)	—

Total Investments	$15,912,014	$8,856,106	$7,055,908	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy in accordance with Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, which is effective for interim and annual periods beginning after December 15, 2011. There were no transfers between Levels as of June 30, 2012 based on the levels assigned at December 31, 2011.

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

As of June 30, 2012, the Trading Company utilized JPM and CS to clear its futures trading activity. As of June 30, 2012, the portion of net unrealized gains (losses) attributed to JPM and CS was $3,064,399 and $(6,106,160), respectively.

As of June 30, 2012, the Trading Company utilized RBS and Deutsche Bank to clear its forward trading activity. As of June 30, 2012, the portion of net unrealized gains (losses) attributed to RBS and Deutsche Bank was $(3,302,524) and $(2,196,133), respectively.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and Deutsche Bank, to clear a portion of its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At June 30, 2012, the Trading Company’s due to brokers balance includes an estimated net balance at MFG UK of ($88,226) and a due from brokers net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the quarter ended June 30, 2012, the Trading Company traded 54,426 exchange-traded futures contracts and settled 9,146 forward contracts. During the six months ended June 30, 2012, the Trading Company traded 104,125 exchange-traded futures contracts and settled 19,891 forward contracts. During the quarter ended June 30, 2011, the Trading Company traded 74,673 exchange-traded futures contracts and settled 23,299 forward contracts. During the six months ended June 30, 2011, the Trading Company traded 364,570 exchange-traded futures contracts and settled 135,065 forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and Deutsche Bank. As required by the Derivative Instruments and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification, the Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At June 30, 2012 and December 31, 2011, estimated credit risk with regard to forward contracts was $0 and $7,070,964, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location.

Primary Risk Exposure	June 30, 2012 (Unaudited)
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$19,613,431		$(24,992,376)
Metals		1,302,873		(1,422,585)

Total open forward contracts		20,916,304		(26,414,961)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		1,220,472		(2,519,592)
Currencies		107,833		(2,090,633)
Energy		2,153,865		(4,603,650)
Indices		1,187,132		(2,599,509)
Interest rates		4,871,889		(1,170,445)
Metals		1,728,400		(1,327,523)

Total open futures contracts		11,269,591		(14,311,352)

Total Derivatives		$32,185,895		$(40,726,313)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$17,575,317		$(10,543,212)
Metals		1,605,217		(1,581,414)

Total open forward contracts		19,180,534		(12,124,626)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		1,731,514		(1,758,549)
Currencies		1,970,061		(81,654)
Energy		1,046,327		(391,799)
Indices		1,240,548		(885,857)
Interest rates		5,621,974		(983,998)
Metals		2,673,428		(1,325,889)

Total open futures contracts		14,283,852		(5,427,746)

Total Derivatives		$33,464,386		$(17,552,372)

The following table presents the impact of derivative instruments on the statements of operations. The Trading Company did not designate any derivatives as hedging instruments for the three and six months ended June 30, 2012 and 2011.

		For the three months ended June 30,		For the six months ended June 30,
		2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
	Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies		$(10,628,020)		$(3,083,381)
Metals		(3,241,819)		(2,989,774)

	Net realized trading gains/losses on closed contracts	(13,869,839)	$11,625,119 *	(6,073,155)	$14,464,893 *

Currencies		372,522		(12,411,050)
Metals		2,558,916		(143,515)

	Net change in unrealized trading gains/losses on open contracts	2,931,438	(6,221,209)*	(12,554,565)	(21,923,005)*

Futures contracts

Agricultural		1,725,807	(3,893,801)	1,258,604	3,270,787
Currencies		8,164,119	4,505,995	6,224,725	363,113
Energy		(6,263,644)	(10,038,996)	3,320,264	(10,924,086)
Indices		(15,707,230)	(12,343,449)	(4,854,416)	(24,678,045)
Interest rates		10,520,675	17,201,023	1,748,552	11,093,319
Metals		2,355,446	(465,893)	(6,995,143)	2,807,887

	Net realized trading gains/losses on closed contracts	795,173	(5,035,121)	702,586	(18,067,025)

Agricultural		(2,244,968)	(46,376)	(1,272,085)	(4,144,250)
Currencies		(2,156,721)	311,846	(3,871,207)	(32,444)
Energy		(957,295)	(4,298,074)	(3,104,313)	(2,012,705)
Indices		(3,831,445)	(1,356,699)	(1,767,068)	(942,225)
Interest rates		5,420,469	1,230,137	(936,532)	(411,547)
Metals		354,923	(1,865,426)	(946,662)	(5,544,880)

	Net change in unrealized trading losses on open contracts	(3,415,037)	(6,024,592)	(11,897,867)	(13,088,051)

*	Amount shown is net of currencies and metals.

Amounts in the table above exclude foreign exchange spot contracts.

Recent Accounting Pronouncements — In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both gross and net information related to offsetting and related arrangements, enabling users of financial statements to understand the effect of those arrangements on the entity’s financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Management is currently evaluating the implications of ASU 2011-11 and its impact on the Trading Company’s financial statements has not yet been determined.

6.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month. Limited partner subscriptions totaled approximately $7,246,700 and $1,684,400 for July 1, 2012 and August 1, 2012, respectively. The Trading Company accepts redemption requests from limited partners as of the last business day of each calendar month. Limited partner redemptions totaled approximately $13,306,642 for July 31, 2012.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements issuance, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund, which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by Man-AHL (USA) Limited (the “Advisor”). The AHL Diversified Program is a futures and forward price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its future results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with JPMorgan Chase Bank, N.A. and Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents, which are used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

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

Periods Ended June 30, 2012:

30-Jun-12
Ending Equity	$458,661,378

Six months ended June 30, 2012:

Net assets decreased $69,004,485 for the six months ended June 30, 2012. This decrease was attributable to subscriptions in the amount of $39,990,609, redemptions in the amount of $72,905,599 and a net loss from operations of $36,089,495.

Management Fees of $7,404,851 and servicing fees of $3,777,767 were paid or accrued, and interest of $147,265 was earned or accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the six months ended June 30, 2012.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2012 were $488,702.

Three months ended June 30, 2012:

Net assets decreased $44,884,368 for the three months ended June 30, 2012. This decrease was attributable to subscriptions in the amount of $15,313,035, redemptions in the amount of $42,817,251 and a net loss from operations of $17,380,152.

Management Fees of $3,587,407 and servicing fees of $1,828,921 were paid or accrued, and interest of $97,725 was earned or accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the three months ended June 30, 2012.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2012 were $249,373.

Risk appetite fluctuated in April as concerns surrounding the eurozone sovereign debt crisis persisted and there was renewed uncertainty over the strength of the US and Chinese economies. In May, we saw a change of government in France and an inconclusive general election in Greece, both of which increased the probability of Greece leaving the Euro and the risk of further contagion. Combined with concerns over global growth, evidenced by disappointing economic data releases, we saw a steep drop off in risk appetite over the course of May. Optimism returned in June amid hopes of government intervention and as European leaders agreed to recapitalize Spanish banks, buy Italian sovereign bonds and a growth package.

In April, the stock sector provided losses as broad long exposure suffered from the fall in global equities over the first half of the month. Losses were spread across regions, although US, German and Japanese indices were the main detractors. A general long exposure to stocks struggled in May as investors sold off risky assets. Stocks experienced volatility following elections in Europe and a plethora of negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Exposure to stocks and energies hurt performance in June. Within stocks, exposure to European and US equities returned losses. Stocks surged in June after EU leaders pleasantly surprised investors by announcing that they had agreed new steps to support the EU’s troubled members.

Long-side exposure to bonds provided positive performance in April as investors increased their demand in the uncertain environment. German sovereign bonds were the main driver as general risk aversion, anxiety over unending Eurozone bailouts and less than encouraging economic indicator data added to demand for bonds. In May, long exposure to bonds largely drove performance as investors increasingly flocked to “safe haven” assets. In particular, positions in German bonds, US Treasuries and UK Gilts proved well placed in May. A long exposure to the fixed income sector benefited in June from periods of increased demand for perceived safe haven assets as investors sought to preserve capital amid heightened risk aversion. However, some gains were given back in June as investors participated in the rally in risk assets during mid-period and at month-end.

The heaviest losses in June came from the credit allocation as a broadly long exposure across the board resulted in a number of losses during periods of investor optimism. Risk appetite notably returned at the end of June as Eurozone leaders positively surprised markets by agreeing measures to stem the region’s escalating financial crisis.

Three months ended March 31, 2012:

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

In equities trading, performance was negative for the month of January. As a general theme, profits from long positions in US indices were outweighed by shorts in Asian bourses. The stock sector led returns in February; however, as the increased market confidence benefited a broad long positioning. The largest gains in February came from US indices such as the S&P 500 and NASDAQ 100 as prices were buoyed by an improvement in US jobless claims, housing starts, consumer prices and business outlook data. Long exposure to stock indices added gains in March via US and Japanese indices. The strongest returns came from long positions in the NASDAQ 100 and S&P 500 as each rose 4.2% and 3.1% respectively on the back of a flurry of positive new from the US.

In currencies, long US dollar exposure in January offset profits elsewhere in the sector as the greenback fell 1.3% on a trade-weighted basis after signs of an economic recovery in the US boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Long AUD/JPY proved the leading trade in February as the Australian dollar rallied after interest rates were left unchanged and hawkish Reserve Bank of Australia minutes led markets to revise their flat interest rate expectations. Whilst the US dollar ended the month of February flat on a trade weighted basis, some short US dollar pairs still added gains as increased risk appetite meant the greenback generally lost ground to emerging market and commodity-linked currencies. Trading in currencies added to losses overall in March, however. Short exposure to the US dollar suffered after the greenback rallied on better-than-expected US jobs and housing data.

Trading in bonds and short-term interest rates produced returns in January. Long positions in US Treasuries made up the majority of bond sector gains in January as prices jumped following the unexpected announcement by the Federal Reserve that interest rates would be held at near zero until at least 2014. In February, long exposure to fixed income assets dragged on performance as investors increasingly sought riskier assets during the month. In bonds, long exposure to US Treasuries proved the single largest loss in February as prices fell following uplifting economic data releases in the US. Exposure to fixed income assets weighed on performance in March as safe haven assets fell out of favor. In bonds, long holdings of US Treasuries detracted the most from returns in March as prices fell following positive economic comments by the Federal Reserve which led to reduced expectations for further quantitative easing.

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

Exposure to commodities generated gains during April as the weakened U.S. dollar proved supportive to raw material prices. Long positions in precious metals such as gold and silver secured the strongest gains as both rallied 9.2% and 27.2%, respectively, after investors fretted over rising inflation and continued tensions in the Middle East North Africa region. Commodity trading posted some of the larger losses in May, largely due to a general long exposure held across the sector. In energies, long crude oil positions posted some of the heavier losses in May after prices suffered one of their largest one-day falls on record as fears over future global growth prompted a massive unwinding of positions. Trading, on both the long and short side, of natural gas also caused losses as positions were whipsawed over the month. In metals, long positions in precious metals struggled as silver slumped -19.6% after exchanges hiked margin requirements and the U.S. dollar rallied. Commodities also detracted from returns in June with the majority of losses attributed to the energy sector. Long natural gas contracts proved particularly troublesome as prices pulled back from near-term highs, falling over 6%, after moderating temperatures in the U.S. reduced the outlook for demand. Further negative performance in June came from long crude oil positions after prices moved over 7% lower on news that the IEA had unexpectedly released extra oil supplies from their strategic reserves.

Amid the upbeat market sentiment in April, a general long exposure to equities proved profitable. Stock trading ended May down, however, with long positions in European based indices posting the largest losses. A general long exposure across regions was the main cause of losses in the sector. The stock sector also ended June down as worries over future growth saw investors shun their riskier assets. The majority of losses were attributed to long positioning, particularly in the U.S., as concerns over future growth in light of weaker-than-expected economic releases weighed on prices.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2012. As of June 30, 2012, the Partnership’s total capitalization was $458,661,378.

Sector	Sum of Initial Margin (USD)	Initial Margin (% of NAV)
AGRICULTURALS	$4,511,561	0.98%
BONDS	$8,291,478	1.81%
CURRENCIES	$10,361,785	2.26%
ENERGIES	$12,661,336	2.76%
INTEREST_RATES	$4,181,864	0.91%
METALS	$4,855,263	1.06%
STOCK_INDICES	$8,519,800	1.86%

TOTAL	$53,383,087	11.64%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable initial or maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in deposits, an AAA - rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2012, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2012 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2012, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of June 30, 2012, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2012.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2012, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2012.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On April 30, 2012, May 31, 2012 and June 30, 2012, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $5,628,135, $1,973,650 and $2,481,500, respectively. On April 30, 2012, May 31, 2012 and June 30, 2012, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $150,000, $100,000 and $0, respectively. On April 30, 2012, May 31, 2012 and June 30, 2012, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,713,500, $1,819,375 and $1,341,875, respectively. On April 30, 2012, May 31, 2012 and June 30, 2012, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $105,000 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2012:

	Class A Series 1 Units	Class A Series 2 Units	Class B Series 1 Units	Class B Series 2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2012	$5,882,974	$1,734,550	$3,626,515	$406,754
May 31, 2012	$9,897,798	$2,205,543	$2,835,745	$843,458
June 30, 2012	$9,945,960	$2,110,198	$2,591,715	$736,041

TOTAL	$25,726,732	$6,050,291	$9,053,975	$1,986,253

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Tim Wong

President and Chief Executive Officer

By: /s/ Jordan Allen

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