Form 10-Q
period 2012-09-30
MAN AHL DIVERSIFIED I LP
filed 2012-11-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2012 (unaudited) and December 31, 2011
(b)	For the three months ended September 30, 2012 and 2011 (unaudited) and for the nine months ended September 30, 2012 and 2011 (unaudited)
(c)	For the nine months ended September 30, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$429,249,186	$527,665,568

Due from Man-AHL Diversified Trading Company L.P.	14,767,070	9,299,201

Cash	6,984,026	7,500,730

Total	$451,000,282	$544,465,499

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$12,938,783	$7,103,752
Subscriptions received in advance	6,984,026	7,500,435
Management fees payable	1,066,675	1,285,785
Servicing fees payable	544,043	656,891
Accrued expenses and other liabilities	217,569	252,773

Total liabilities	21,751,096	16,799,636

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively)	549,328	589,665
Limited Partners - Class A Series 1 (98,997.19 and 112,536.96 units outstanding at September 30, 2012 and December 31, 2011, respectively)	291,789,361	356,053,748
Limited Partners - Class A Series 2 (12,998.03 and 15,832.05 units outstanding at September 30, 2012 and December 31, 2011, respectively)	40,030,539	51,848,998
Limited Partners - Class B Series 1 (29,675.60 and 33,416.99 units outstanding at September 30, 2012 and December 31, 2011, respectively)	87,467,617	105,727,713
Limited Partners - Class B Series 2 (3,056.20 and 4,105.63 units outstanding at September 30, 2012 and December 31, 2011, respectively)	9,412,341	13,445,739

Total partners’ capital	429,249,186	527,665,863

Total liabilities and partners’ capital	$451,000,282	$544,465,499

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (continued)

	September 30, 2012 (Unaudited)	December 31, 2011

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,947.45	$3,163.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,079.74	$3,274.94

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,947.46	$3,163.89

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,079.76	$3,274.95

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$68,467	$153,179	$215,732	$625,943
Brokerage commissions	(211,808)	(221,557)	(559,288)	(931,569)
Other expenses	(175,140)	(262,987)	(388,941)	(659,355)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(318,481)	(331,365)	(732,497)	(964,981)

PARTNERSHIP EXPENSES:
Management fees	3,345,744	3,955,337	10,750,595	11,087,354
Servicing fees	1,706,394	2,022,420	5,484,161	5,670,967
Administration fees	146,892	164,818	468,183	468,968
Professional fees	60,206	26,049	184,731	134,714
Other expenses	38,810	60,342	81,696	150,348

Total expenses	5,298,046	6,228,966	16,969,366	17,512,351

Net investment loss	(5,616,527)	(6,560,331)	(17,701,863)	(18,477,332)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts	(2,756,418)	28,880,779	(7,237,672)	25,975,233
Net change in unrealized trading gains (losses) on open contracts and translation of foreign currency	9,614,412	3,600,516	(9,908,493)	(21,367,461)

Net gain (loss) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,857,994	32,481,295	(17,146,165)	4,607,772

NET INCOME (LOSS)	$1,241,467	$25,920,964	$(34,848,028)	$(13,869,560)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3.66	$160.25	$(216.43)	$(112.25)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$13.45	$175.69	$(195.20)	$(82.30)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3.66	$160.24	$(216.43)	$(112.26)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$13.45	$175.68	$(195.19)	$(82.30)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	29,840,230	9,630	—	—	4,825,000	1,565	14,196,949	4,583	405,000	125	49,267,179	15,903
Redemptions	(70,035,464)	(23,170)	—	—	(13,826,829)	(4,399)	(25,255,198)	(8,324)	(3,718,337)	(1,175)	(112,835,828)	(37,068)
Net loss	(24,069,153)	—	(40,337)	—	(2,816,630)	—	(7,201,847)	—	(720,061)	—	(34,848,028)	—

PARTNERS’ CAPITAL
September 30, 2012	$291,789,361	98,997	$549,328	186	$40,030,539	12,998	$87,467,617	29,676	$9,412,341	3,056	$429,249,186	144,913

PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	103,610,568	30,985	—	—	12,168,337	3,560	35,352,524	10,511	3,515,000	1,034	154,646,429	46,090
Redemptions	(30,372,699)	(9,119)	—	—	(7,418,579)	(2,148)	(7,104,351)	(2,139)	(1,314,951)	(382)	(46,210,580)	(13,788)
Net loss	(9,812,386)	—	(20,922)	—	(1,065,453)	—	(2,740,598)	—	(230,201)	—	(13,869,560)	—

PARTNERS’ CAPITAL
September 30, 2011	$373,314,839	111,139	$626,029	186	$55,974,218	16,149	$106,397,337	31,675	$14,472,229	4,175	$550,784,652	163,324

Units and dollars have been rounded.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,848,028)	$(13,869,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(49,267,434)	(154,403,992)
Sale of investments in Man-AHL Diversified Trading Company L.P.	124,337,285	65,468,300
Net (gain) loss on trading activities and net investment (gain) loss allocated from Man-AHL Diversified Trading Company L.P.	17,878,662	(3,642,791)
Changes in assets and liabilities:
Prepaids and other assets	—	(14,081)
Management fees payable	(219,110)	227,410
Servicing fees payable	(112,848)	114,714
Accrued expenses and other liabilities	(35,204)	15,227
Payable to Man AHL Diversified II L.P.	—	(250,000)

Net cash provided by (used in) operating activities	57,733,323	(106,354,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	48,750,770	146,926,659
Payments on redemptions	(107,000,797)	(48,441,311)

Net cash provided by (used in) financing activities	(58,250,027)	98,485,348

NET DECREASE IN CASH AND CASH EQUIVALENTS	(516,704)	(7,869,425)

CASH AND CASH EQUIVALENTS - Beginning of period	7,500,730	17,978,871

CASH AND CASH EQUIVALENTS - End of period	$6,984,026	$10,109,446

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash subscriptions of partners’ capital	$—	$987,311

Non-cash redemptions of partners’ capital	$—	$886,966

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

At September 30, 2012 and December 31, 2011, the Partnership owned 42,701.68 and 50,658.29 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2012 and December 31, 2011 was 81.95% and 78.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2012, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company that had been determined in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services — Investment Companies”. As a result, the Partnership categorizes its investment in the Trading Company as a Level 2 investment in the fair value hierarchy at September 30, 2012. The categorization of investments held by the Trading Company is disclosed in the attached financial statements.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended September 30, 2012 and 2011, no incentive fees were paid to the Advisor.

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

As of September 30, 2012, the Trading Company utilized JPMorgan Chase (“JPM”) and Credit Suisse (“CS”) to clear its futures trading activity. As of September 30, 2012, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank (“DB”) to clear its forward trading activity.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At September 30, 2012, the Trading Company’s due to brokers balance includes an estimated net balance at MFG UK of ($88,226) and a due from brokers estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

Cash — Cash balances are held with Citibank N.A.

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

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2012 through the date of filing, limited partner subscriptions totaled approximately $7,753,000, and limited partner redemptions totaled approximately $13,148,000.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a) At September 30, 2012 (unaudited) and December 31, 2011

(b) For the three months ended September 30, 2012 and 2011 (unaudited) and for the nine months ended September 30, 2012 and 2011 (unaudited)

(c) For the nine months ended September 30, 2012 and 2011 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Equity in futures and forward trading accounts:
Net unrealized trading gains on open futures contracts	$—	$8,856,106
Net unrealized trading gains on open forward contracts	4,500,820	7,070,964
Due from brokers	67,457,673	43,383,249

Total equity in futures and forward trading accounts	71,958,493	59,310,319
Cash and cash equivalents	468,628,063	626,598,519
Interest receivable	2,340	6,972

Total	$540,588,896	$685,915,810

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$1,020,334	$—
Net unrealized trading losses on open forward contracts	—	15,056
Redemptions payable	15,666,311	10,255,239
Accrued expenses and other liabilities	130,701	150,099

Total liabilities	16,817,346	10,420,394

PARTNERS’ CAPITAL:
Limited Partners (52,104.75 and 64,850.63 units outstanding at September 30, 2012 and December 31, 2011, respectively)	523,771,550	675,495,416

Total partners’ capital	523,771,550	675,495,416

Total liabilities and partners’ capital	$540,588,896	$685,915,810

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,052.28	$10,416.17

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2012 (Unaudited)		December 31, 2011
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(653,640)	(0.1)%	$(9,238)	—%
Currencies	174,288	—	1,883,714	0.3
Energy	(165,736)	—	(145,821)	—
Indices	(3,827,031)	(0.7)	276,957	—
Interest rates	6,862,069	1.3	5,067,185	0.8
Metals	1,172,165	0.2	—	—

Total futures contracts - long	3,562,115	0.7	7,072,797	1.1

FUTURES CONTRACTS - Short:
Agricultural	(306,485)	(0.1)	(17,797)	—
Currencies	(3,906)	—	4,693	—
Energy	(65,922)	—	800,349	0.1
Indices	(44,450)	—	77,734	—
Interest rates	(2,970,958)	(0.6)	(429,209)	(0.1)
Metals	(1,190,728)	(0.2)	1,347,539	0.2

Total futures contracts - short	(4,582,449)	(0.9)	1,783,309	0.2

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$(1,020,334)	(0.2)%	$8,856,106	1.3%

FORWARD CONTRACTS - Long:
Australian dollars	$(30,358)	—%	$4,333,252	0.6%
British pounds	835,985	0.2	38,528	—
Euro	(706,316)	(0.1)	(2,378,089)	(0.4)
Gold bullion	4,678,911	0.9	(1,534,878)	(0.2)
Japanese yen	222,723	—	609,000	0.1
New Zealand dollars	761,291	0.1	114,298	—
Other	2,756,513	0.5	(2,874,634)	(0.4)

Total forward contracts - long	8,518,749	1.6	(1,692,523)	(0.3)

FORWARD CONTRACTS - Short:
Australian dollars	130,767	—	(635,111)	(0.1)
British pounds	153,290	—	68,189	—
Euro	(80,668)	—	7,415,182	1.1
Gold bullion	(2,566,955)	(0.4)	772,866	0.1
Japanese yen	(143,739)	—	(472,895)	—
New Zealand dollars	(525,634)	(0.1)	(1,421,821)	(0.2)
Other	(984,990)	(0.2)	3,022,021	0.5

Total forward contracts - short	(4,017,929)	(0.7)	8,748,431	1.4

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$4,500,820	0.9%	$7,055,908	1.1%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS	$3,480,486	0.7%	$15,912,014	2.4%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

NET INVESTMENT INCOME:
Interest income	$83,500	$197,396	$268,904	$815,475

EXPENSES
Brokerage commissions	258,409	285,550	697,090	1,217,148
Interest expense - brokers	105,379	287,893	255,766	701,192
Administration fees	2,500	2,500	7,500	7,500
Professional fees	37,806	46,936	139,742	140,808
Other expenses	68,329	2,601	81,011	7,239

Total expenses	472,423	625,480	1,181,109	2,073,887

Net investment loss	(388,923)	(428,084)	(912,205)	(1,258,412)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	(3,392,015)	37,076,612	(8,994,549)	33,474,480
Net change in unrealized gains (losses) on translation of foreign currency	(327,307)	(2,394,443)	(273,272)	(559,628)
Net change in unrealized trading gains (losses) on open contracts	12,020,904	7,385,578	(12,431,528)	(27,625,478)

Net gain (loss) on trading activities	8,301,582	42,067,747	(21,699,349)	5,289,374

NET INCOME (LOSS)	$7,912,659	$41,639,663	$(22,611,554)	$4,030,962

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$130.28	$642.62	$(363.89)	$26.28

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Limited Partners	General Partner	Total

PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	$—	$675,495,416

Issuance of 5,140.80 units of limited partnership interest	52,834,072	—	52,834,072
Redemption of 17,886.68 units of limited partnership interest	(181,946,384)	—	(181,946,384)
Net loss	(22,611,554)	—	(22,611,554)

PARTNERS’ CAPITAL - September 30, 2012	$523,771,550	$—	$523,771,550

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 16,455.47 units of limited partnership interest	175,368,684	—	175,368,684
Redemption of 8,171.24 units of limited partnership interest	(87,393,394)	—	(87,393,394)
Net income	4,030,962	—	4,030,962

PARTNERS’ CAPITAL - September 30, 2011	$706,728,705	$—	$706,728,705

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,611,554)	$4,030,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized trading (gains) losses on open contracts	12,431,528	27,625,478
Changes in assets and liabilities:
Due from brokers	(24,074,424)	1,715,449
Interest receivable	4,632	35,488
Accrued expenses and other liabilities	(19,398)	(61,486)

Net cash provided by (used in) operating activities	(34,269,216)	33,345,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	52,834,072	175,368,684
Payments on redemptions	(176,535,312)	(94,352,845)

Net cash provided by (used in) financing activities	(123,701,240)	81,015,839

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157,970,456)	114,361,730

CASH AND CASH EQUIVALENTS - Beginning of period	626,598,519	540,475,018

CASH AND CASH EQUIVALENTS - End of period	$468,628,063	$654,836,748

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE PERIOD:	$255,766	$701,192

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse (“CS”), JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”) and Deutsche Bank (“DB”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $50,155,268 and $33,092,972 as of September 30, 2012 and December 31, 2011, respectively.

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

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2012 and year ended December 31, 2011.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner.

Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days’ prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company only if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

4.	FAIR VALUE MEASUREMENTS

The Trading Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date under current market conditions.

The inputs used to determine the fair value of the Partnership’s investments are summarized in the three broad levels listed below:

•	Level 1— quoted prices in active markets for identical assets or liabilities

•	Level 2 — investments with other significant observable inputs

•	Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2012 and December 31, 2011, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of September 30, 2012 and December 31, 2011, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
	As of September 30, 2012
Investments	(Unaudited)	Level 1	Level 2	Level 3
Assets
Futures contracts	$12,227,204	$12,227,204	$—	$—
Forward contracts	14,318,185	—	14,318,185	—

Total Assets	26,545,389	12,227,204	14,318,185	—

Liabilities
Futures contracts	(13,247,538)	(13,247,538)	—	—
Forward contracts	(9,817,365)	—	(9,817,365)	—

Total Liabilities	(23,064,903)	(13,247,538)	(9,817,365)	—

Net Fair Value	$3,480,486	$(1,020,334)	$4,500,820	$—

	Fair Value Measurements
Investments	As of December 31, 2011	Level 1	Level 2	Level 3

Net unrealized trading gains on open futures contracts	$8,856,106	$8,856,106	$—	$—
Net unrealized trading gains on open forward contracts	7,070,964	—	7,070,964	—
Net unrealized trading losses on open forward contracts	(15,056)	—	(15,056)	—

Total Investments	$15,912,014	$8,856,106	$7,055,908	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of September 30, 2012 based on the levels assigned at December 31, 2011.

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

As of September 30, 2012, the Trading Company utilized JPM and CS to clear its futures trading activity. As of September 30, 2012, the portion of net unrealized gains (losses) attributed to JPM and CS was $(703,483) and $(316,851), respectively.

As of September 30, 2012, the Trading Company utilized RBS and DB to clear its forward trading activity. As of September 30, 2012, the portion of net unrealized gains (losses) attributed to RBS and DB was $1,550,982 and $2,949,838, respectively.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At September 30, 2012, the Trading Company’s due to brokers balance includes an estimated net balance at MFG UK of ($88,226) and a due from brokers estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the quarter ended September 30, 2012, the Trading Company traded 56,532 exchange-traded futures contracts and settled 10,559 forward contracts. During the nine months ended September 30, 2012, the Trading Company traded 160,657 exchange-traded futures contracts and settled 30,450 forward contracts. During the quarter ended September 30, 2011, the Trading Company traded 88,754 exchange-traded futures contracts and settled 46,923 forward contracts. During the nine months ended September 30, 2011, the Trading Company traded 453,324 exchange-traded futures contracts and settled 181,988 forward contracts.

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with these instruments is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and DB. The Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At September 30, 2012 and December 31, 2011, estimated credit risk with regard to forward contracts was $4,500,820 and $7,070,964, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location:

	September 30, 2012 (Unaudited)
Primary Risk Exposure
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,213,914		$(7,093,367)
Metals		5,104,271		(2,723,998)

Total open forward contracts		14,318,185		(9,817,365)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,144,620		(2,104,745)
Currencies		364,542		(194,160)
Energy		1,634,080		(1,865,738)
Indices		562,149		(4,433,630)
Interest rates		7,247,647		(3,356,536)
Metals		1,274,166		(1,292,729)

Total open futures contracts		12,227,204		(13,247,538)

Total Derivatives		$26,545,389		$(23,064,903)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$17,575,317		$(10,543,212)
Metals		1,605,217		(1,581,414)

Total open forward contracts		19,180,534		(12,124,626)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,731,514		(1,758,549)
Currencies		1,970,061		(81,654)
Energy		1,046,327		(391,799)
Indices		1,240,548		(885,857)
Interest rates		5,621,974		(983,998)
Metals		2,673,428		(1,325,889)

Total open futures contracts		14,283,852		(5,427,746)

Total Derivatives		$33,464,386		$(17,552,372)

The Trading Company did not designate any derivatives as hedging instruments for the three and nine months ended September 30, 2012 and 2011. The following table presents the impact of derivative instruments on the statements of operations:

	Location of loss or gain recognized in income on derivatives	For the three months ended September 30,		For the nine months ended September 30,
		2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
		Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts
Currencies		$(2,736,609)		$(5,819,990)
Metals		(1,044,294)		(4,034,068)

	Net realized trading gains/losses on closed contracts	$(3,780,903)	$(11,967,634)*	$(9,854,058)	$2,497,260 *

Currencies		$7,499,492		$(4,911,558)
Metals		2,499,985		2,356,470

	Net change in unrealized trading gains/losses on open contracts	$9,999,477	$(7,419,011)*	$(2,555,088)	$(29,342,016)*

Futures contracts
Agricultural		$3,789,277	$(8,055,436)	$5,047,881	$(4,784,649)
Currencies		(1,556,060)	17,174,774	4,668,665	17,538,017
Energy		(11,279,749)	(8,166,295)	(7,959,485)	(19,090,381)
Indices		2,092,550	2,602,033	(2,761,866)	(22,075,942)
Interest rates		12,437,436	46,726,473	14,185,988	57,819,591
Metals		(5,536,023)	(1,237,303)	(12,531,166)	1,570,584

	Net realized trading gains/losses on closed contracts	$(52,569)	$49,044,246	$650,017	$30,977,220

Agricultural		$338,995	$2,886,828	$(933,090)	$(1,257,423)
Currencies		2,153,182	(415,080)	(1,718,025)	(447,523)
Energy		2,218,127	5,935,956	(886,186)	3,923,250
Indices		(2,459,104)	1,541,406	(4,226,172)	599,181
Interest rates		189,667	5,482,383	(746,865)	5,070,837
Metals		(419,440)	(626,904)	(1,366,102)	(6,171,784)

	Net change in unrealized trading gains/losses on open contracts	$2,021,427	$14,804,589	$(9,876,440)	$1,716,538

*	Amount shown is net of currencies and metals.

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

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2012 through the date of filing, limited partner subscriptions totaled approximately $7,753,000, and limited partner redemptions totaled approximately $19,534,000.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Periods Ended September 30, 2012:

30-Sept-12
Ending Equity	$429,249,186

Nine months ended September 30, 2012:

Net assets decreased $98,416,677 for the nine months ended September 30, 2012. This decrease was attributable to subscriptions in the amount of $49,267,179, redemptions in the amount of $112,835,828 and a net loss from operations of $34,848,028.

Management Fees of $10,750,595 and servicing fees of $5,484,161 were paid or accrued, and interest of $215,732 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2012.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2012 were $734,610.

Three months ended September 30, 2012:

Net assets decreased $29,412,192 for the three months ended September 30, 2012. This decrease was attributable to subscriptions in the amount of $9,276,570, redemptions in the amount of $39,930,229 and a net gain from operations of $1,241,467.

Management Fees of $3,345,744 and servicing fees of $1,706,394 were paid or accrued, and interest of $68,467 was earned or accrued on the Partnership’s cash and cash equivalent investments, for the three months ended September 30, 2012.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2012 were $245,908.

Three months ended September 30, 2012:

The economic outlook deteriorated in July, marked by the fears that the US economy may slip back into a recession. Risk aversion rose early in August as the impact from the European Central Bank (ECB) president’s comment that the ECB would do ‘whatever it takes’ to save the euro faded after it failed to take action to ease the crisis. However, optimism returned later in August amid sporadic good news such as increase in U.S. retail sales, and risk appetite, on the whole, rose throughout September following an initial improvement in the outlook of the Eurozone debt crisis and the announcement of a third round of quantitative easing by the Federal Reserve.

The currency sector contributed excellent returns in July, with short Euro pairs proving profitable after the ECB cut interest rates. Additionally, long exposures to agriculturals proved well placed as fears of a renewed food shortage crisis re-emerged after droughts hit the U.S. and lowered supply expectations. In particular, corn and soy prices reached record levels while wheat prices remained elevated. However, short exposure to energies, especially crude oil and oil derivatives detracted from performance in July. In August, currency trading detracted the most from performance due to a lack of clear trends. Both long and short US dollar exposures ended with modest losses, while euro trading posted losses from general short positioning. A short stance in commodities weighed on returns, as prices were supported by weakness in the US dollar. Oil prices also benefited from anticipations of supply disruptions due to Western sanctions on Iran which came into effect from July, maintenance work in the North Sea and threats from Tropical Storm Isaac. Within metals, a short position proved disadvantageous as prices rose off labour unrest in the South African platinum industry, which began to spread to other commodities. Furthermore, long Euribor contracts lifted returns amid prospects of low Eurozone interest rates and stock trading in August ended flat with profits from long US indices offset by short positions in other regions. Long exposures to stocks added gains in September as demand for riskier assets increased. The negative performance in September was largely attributable to the agriculturals sector. Long positions generally struggled as the S&P Agriculture Index fell 3% in September. The energy allocation also lost value as long exposures to oil and short exposure to natural gas resulted in small losses. Long exposure to precious metals also generated gains as nervousness and QE3 fuelled inflation expectations boosted the gold price. Metals as a whole, however, lost ground in September as gains were eroded by short holdings of base metals, which suffered as industrial commodities were lifted by improved demand expectations. Currency trading was up in September driven by short US dollar pairs which generated profits as news of QE3 put downward pressure on the US dollar. However, returns in September were pegged back as short euro positions suffered a loss across a host of currencies, with the single currency rising 1% on a trade-weighted basis.

In July, the long exposure to bonds and interest rates drove performance as the deteriorating economic picture spurred investors to prioritise capital preservation over growth. However, some gains were given back towards the month end and in August, long exposure to bonds continued to struggle as investors sold out of safe haven assets. In September, long exposure to bonds added to performance, with Italian and Japanese bonds being the most profitable.

Three months ended June 30, 2012:

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

Periods Ended September 30, 2011:

30-Sept-11
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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2012. As of September 30, 2012, the Partnership’s total capitalization was $429,249,186.

Sector	Sum of Initial Margin (USD)	Initial Margin (% of NAV)
AGRICULTURALS	$5,330,927	1.24%
BONDS	$7,109,120	1.66%
CREDIT	$554,316	0.13%
CURRENCIES	$14,766,817	3.44%
ENERGIES	$7,528,436	1.75%
INTEREST_RATES	$7,553,324	1.76%
METALS	$3,230,751	0.75%
STOCK_INDICES	$16,485,746	3.84%

TOTAL	$62,559,437	14.57%

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in deposits, an AAA — rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2012, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2012 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2012, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of September 30, 2012, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2012.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2012, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2012.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2012. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On July 31, 2012, August 31, 2012 and September 30, 2012, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,035,000, $311,000 and $963,920, respectively. On July 31, 2012, August 31, 2012 and September 30, 2012, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $4,260,000, $0 and $50,000, respectively. On July 31, 2012, August 31, 2012 and September 30, 2012, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $951,700, $373,400 and $331,550, respectively. On July 31, 2012, August 31, 2012 and September 30, 2012, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 2012:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2012	$7,809,281	$700,528	$1,884,225	$492,260
August 31, 2012	$11,747,045	$1,577,053	$2,660,378	$120,664
September 30, 2012	$8,128,323	$1,649,058	$3,006,242	$155,172
TOTAL	$27,684,649	$3,926,639	$7,550,845	$768,096

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2012.

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