Form 10-K
period 2012-12-31
MAN AHL DIVERSIFIED I LP
filed 2013-04-01
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Man Investments (USA) Corp.
452 5th Avenue 25th Floor
New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 649-6600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2012 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1. Business

(a) General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL Diversified Trading Company L.P. (the “Trading Company”). Man-AHL (USA) Limited (the “Trading Advisor”), a United Kingdom company, is the Partnership’s and the Trading Company’s trading advisor. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered commodity pool operator under the Commodity Exchange Act, as amended, is the Partnership’s general partner and commodity pool operator. The Trading Advisor is an affiliate of the General Partner. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, which registration statement was subsequently amended. The registration statement became effective on or about March 28, 2008. The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”): Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. Within Class A and Class B, Units will be issued in two separate Series. Except as described in section (c) below, Class A Series 1 (“Class A-1”) and Class B Series 1 (“Class B-1”) units are identical to Class A Series 2 (“Class A-2”) and Class B Series 2 (“Class B-2”) units, respectfully.

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

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed the Trading Advisor to serve as the trading advisor to the Partnership commencing as of April 1, 2005. Following the appointments of the General Partner as a general partner and the Trading Advisor as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. The General Partner controls and manages the business of the Partnership. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: HSBC Tower, 452 5th Ave., 25th Floor, New York, NY; telephone (212) 649-6600.

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

The investment objective of the Trading Advisor’s futures trading program (referred to herein as the “AHL Diversified Program”) is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, options on the foregoing, exchanges of futures for physical transactions and other investments (sometimes hereinafter referred to as ‘futures’) on domestic and international exchanges and markets (including the interbank and over-the-counter markets).

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

The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivative instruments both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agricultures.

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real time and measure price momentum and breakouts. In aggregate, the systems run more than 2,000 price samples each day spread across the 150 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data. Another aspect of diversification is the fact that the various systems generate signals across different timeframes, ranging from intra-day to several months, which helps to reduce the risk of the AHL Diversified Program.

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

Man Investments Inc., an affiliate of the General Partner and Trading Advisor, is the lead placement agent for the Partnership (the “Placement Agent”). In connection with various services provided by the Placement Agent to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors, the Partnership will pay the Placement Agent a servicing fee equal to, in respect to Class A-1 Units and Class B-1 Units, 0.1250% of the month-end Net Asset Value of such Units (approximately 1.5% annually), and in respect of Class A-2 Units and Class B-2 Units, 0.1042% of the month-end Net Asset Value of such Units (approximately 1.25% annually), whether or not the Partnership is profitable as of the end of each month. The Placement Agent may pass all or a portion of the servicing fee on to certain other selling and services agents. In addition, Units purchased through such selling and services agents may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of the Units.

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

The Trading Company utilizes Credit Suisse, Sydney Branch and J.P. Morgan Securities LLC, to clear its futures trading activity and Royal Bank of Scotland, JPMorgan Chase Bank, N.A. and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers or futures commission merchants, such as Royal Bank of Scotland, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor as a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership or Trading Advisor would be unable to implement the AHL Diversified Program on behalf of the Partnership. Should the General Partner’s or Trading Advisor’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

The CFTC adopted a separate position limits rule for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. However, this rule was vacated by court action. Limits in spot months were to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. It is possible that, if these position limits are readopted without the defects found by the court when vacating the CFTC rule, the Trading Advisor will be required to modify its trading on behalf of its clients, including the Trading Company, with respect to certain futures contracts which may have an adverse affect the Partnership.

Currency forward contracts traded by the Trading Company are not currently subject to regulation by any United States (“U.S.”) Government agency.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 days’ written notice to the General Partner at their Net Asset Value as of the last business day of each calendar month; provided, however, that each Limited Partner must maintain a minimum investment of $25,000 and $10,000, respectively of Class A-1 Units (or Class A-2 Units) and Class B-1 Units (or Class B-2 Units), in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.

(b) Holders.

As of December 31, 2012, there were 1,807 holders of Class A-1 Units, 232 holders of Class A-2 Units, 1,463 holders of Class B-1 Units and 97 holders of Class B-2 Units.

(c) Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine. On October 31, 2012, November 30, 2012 and December 31, 2012, the Partnership sold Class A-1 Units to existing and new Limited Partners in the amount of $6,831,626, $510,000 and $908,000, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B-1 Units to existing and new Limited Partners in the amount of $128,900, $220,750 and $84,980, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $62,000 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f) Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2012:

	Class A-1 Units	Class A-2 Units	Class B-1 Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2012	$7,772,200	$2,665,434	$2,444,239	$266,481
November 30, 2012	$11,319,859	$2,113,267	$2,392,420	$205,880
December 31, 2012	$15,575,953	$1,174,988	$2,924,796	$353,137

TOTAL	$34,668,012	$5,953,689	$7,761,455	$825,498

Item 6. Selected Financial Data

The following is a summary of operations for the fiscal years 2012, 2011, 2010, 2009 and 2008 and total assets of the Partnership at December 31, 2012, 2011, 2010, 2009 and 2008.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenue:*
Total net realized and unrealized gains (losses)	$(21,610,160)	$(21,507,936)	$74,894,325	$(36,464,516)	$46,047,282
Interest income	278,092	765,963	423,755	524,175	2,492,000
Expenses:**
Incentive fees	—	—	—	—	8,391,295
Management fees	13,728,950	14,924,300	11,764,805	8,632,961	4,126,825
Servicing fees	7,001,823	7,631,473	6,045,761	4,338,823	1,184,322
Brokerage commissions	806,256	1,094,952	1,680,903	905,474	948,403
Administrative expenses	1,414,732	1,849,873	532,150	467,483	297,763
Net income (loss)	$(44,283,829)	$(46,242,571)	$55,294,461	$(50,285,082)	$33,590,674
Total assets	$402,082,851	$544,465,499	$482,619,755	$352,141,985	$235,546,876
Total Partnership capital	$379,350,987	$527,665,863	$456,218,363	$334,508,316	$219,241,760
Net Asset Value per outstanding unit — Class A — Series 1	$2,884.47	$3,163.88	$3,471.25	$3,053.03	$3,665.21
Net Asset Value per outstanding unit — Class A — Series 2	$3,023.40	$3,274.94	$3,548.32	$3,081.92	$—
Net Asset Value per outstanding unit — Class B — Series 1	$2,884.48	$3,163.89	$3,471.26	$3,053.04	$3,665.22
Net Asset Value per outstanding unit — Class B — Series 2	$3,023.42	$3,274.95	$3,548.33	$3,081.93	$—
Increase (decrease) in Net Asset Value per Class A — Series 1 unit	$(279.41)	$(307.37)	$418.22	$(612.18)	$771.28
Increase (decrease) in Net Asset Value per Class A — Series 2 unit	$(251.54)	$(273.38)	$466.40	$(310.71)	$—
Increase (decrease) in Net Asset Value per Class B — Series 1 unit	$(279.41)	$(307.37)	$418.22	$(612.18)	$274.31
Increase (decrease) in Net Asset Value per Class B — Series 2 unit	$(251.53)	$(273.38)	$466.40	$(310.71)	$—

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

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

During its operations through December 31, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

Critical Accounting Principles

The Partnership records its transactions in futures, forward and swap contracts, including related income and expenses, on a trade-date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which the Partnership’s Net Asset Value is being determined. Open forward contracts and other derivatives traded on the interbank market are valued at fair value at their settlement price on the day with respect to which the Partnership’s Net Asset Value is being determined. Open swap contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which are using market observable inputs in their valuations. If the General Partner determines the fair value of an investment cannot be accurately determined pursuant to the foregoing methods, such investment shall be assigned such fair value as the General Partner may determine in its sole discretion.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2012 fiscal year-end.

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

	2012	2011
	31-Dec -12	31-Dec -11
Ending Equity	$379,350,987	$527,665,863

Net assets decreased $148,314,876 for the year ended December 31, 2012. This decrease was attributable to subscriptions in the amount of $58,013,435, redemptions in the amount of $162,044,482 and net loss from operations of $44,283,829.

For the year ended December 31, 2012, the Partnership accrued or paid total expenses of $21,715,345, including $7,001,823 in servicing fees, $14,330,711 in General Partner administrative fees and Trading Advisor management fees, and $382,811 in other expenses. Interest of $278,092 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A-1 Unit decreased by $279.41 to $2,884.47. The Net Asset Value of a Class B-1 Unit decreased by $279.41 to $2,884.48. The Net Asset Value of a Class A-2 Unit decreased by $251.54 to $3,023.40. The Net Asset Value of a Class B-2 Unit decreased by $251.53 to $3,023.42.

In equities trading, performance was negative for the month of January. As a general theme, profits from long positions in US indices were outweighed by shorts in Asian bourses. The stock sector led returns in February, however, as the increased market confidence benefited a broad long positioning. Long exposure to stock indices added gains in March via US and Japanese indices. The strongest returns came from long positions in the NASDAQ 100 and S&P 500 as each rose 4.2% and 3.1%, respectively, on the back of a flurry of positive news from the US. In April, the stock sector provided losses as broad long exposure suffered from the fall in global equities over the first half of the month. Losses were spread across regions, although US, German and Japanese indices were the main detractors. A general long exposure to stocks struggled in May as investors sold off risky assets. Stocks experienced volatility following elections in Europe and a plethora of negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Exposure to stocks and energies hurt performance in June. Within stocks, exposure to European and US equities generated losses. Stocks surged in June after EU leaders pleasantly surprised investors by announcing that they had agreed new steps to support the EU’s troubled members. After a volatile few months, stock trading detracted from performance in November. A long stance to US indices generated losses, despite the S&P 500 and NASDAQ 100 rising 0.3% and 1.1%, respectively, as losses incurred during the first half of November were not subsequently recouped. Amid the uncertainty, AHL returned a net profit in December to finish the year on a positive note. A broadly long exposure to equities was the main driver of performance, particularly from Japanese and other Asian Pacific index positions, as stocks benefitted from a well-received change of governing party in Japan, which was seen to be increasing the probability of new policies being adopted to stimulate Japanese growth.

Trading in bonds and short-term interest rates produced returns in January. Long positions in US Treasuries made up the majority of bond sector gains in January as prices jumped following the unexpected announcement by the Federal Reserve that interest rates would be held at near zero until at least 2014. In February, long exposure to fixed income assets dragged on performance as investors increasingly sought riskier assets during the month. Exposure to fixed income assets weighed on performance in March as safe haven assets fell out of favor. In bonds, long holdings of US Treasuries detracted the most from returns in March as prices fell following positive economic comments by the Federal Reserve, which led to reduced expectations for further quantitative easing. Long exposure to bonds provided positive performance in April as investors increased their demand in the uncertain environment. German sovereign bonds were the main driver as general risk aversion, anxiety over unending Eurozone bailouts and less than encouraging economic indicator data added to demand for bonds. In May, long exposure to bonds largely drove performance as investors increasingly flocked to “safe haven” assets. In particular, positions in German bonds, US Treasuries and UK Gilts proved well placed. A long exposure to the fixed income sector benefited in June from periods of increased demand for perceived safe haven assets as investors sought to preserve capital amid heightened risk aversion. However, some gains were given back in June as investors participated in the rally in risk assets during mid-period and at month-end. In July, the long exposure to bonds and interest rates drove performance as the deteriorating economic picture spurred investors to prioritize capital preservation over growth. However, some gains were given back towards the month-end and in August, long exposure to bonds continued to struggle as investors sold out of safe haven assets. In September, long exposure to bonds added to performance, with Italian and Japanese bonds being the most profitable. Bond holdings were negative in October as a result of long exposure to US Treasures, UK Gilts and bonds from commodity-focused economies. However, some gains were recovered by long exposure to French and Italian bonds. Long holdings of interest rate contracts also hurt performance over the period, notable detractors were Euribor and Eurodollar. Fixed income exposure also struggled in December as profits from long European and emerging market bonds were offset by losses from long positions in US Treasuries and Canadian bonds, in particular, as a result of US fiscal cliff negotiations.

Short positions in agricultural trading posted losses in January with exposure to cocoa and corn seeing some of the larger negative performances. The agricultural sector produced positive returns in March led by short coffee and long soya exposure. In July, long exposures to agriculturals proved well placed as fears of a renewed food shortage crisis re-emerged after droughts hit the U.S. and lowered supply expectations. In particular, corn and soya prices reached record levels while wheat prices remained elevated. However, short exposure to energies, especially crude oil and oil derivatives detracted from performance in July. Oil prices also benefited from anticipations of supply disruptions in August due to Western sanctions on Iran which came into effect from July, maintenance work in the North Sea and threats from Tropical Storm Isaac. In September, the energy allocation also lost value as long exposures to oil and short exposure to natural gas resulted in small losses.

In currencies, long US dollar exposure in January offset profits elsewhere in the sector as the greenback fell 1.3% on a trade-weighted basis after signs of an economic recovery in the US boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Long AUD/JPY proved the leading trade in February as the Australian dollar rallied after interest rates were left unchanged and hawkish Reserve Bank of Australia minutes led markets to revise their flat interest rate expectations. Whilst the US dollar ended the month of February flat on a trade-weighted basis, some short US dollar pairs still added gains as increased risk appetite meant the greenback generally lost ground to emerging market and commodity-linked currencies. Trading in currencies added to losses overall in March, however. Short exposure to the US dollar suffered after the greenback rallied on better-than-expected US jobs and housing data. The currency sector contributed excellent returns in July, with short Euro pairs proving profitable after the ECB cut interest rates. In August, currency trading detracted the most from performance due to a lack of clear trends. Both long and short US dollar exposures ended with modest losses, while euro trading posted losses from general short positioning. A short stance in commodities weighed on returns, as prices were supported by weakness in the US dollar. Currency trading was up in September driven by short US dollar pairs which generated profits as news of QE3 put downward pressure on the US dollar. However, returns in September were pegged back as short euro positions suffered a loss across a host of currencies, with the single currency rising 1% on a trade-weighted basis. Currency trading added a small negative return in October. Short exposure to the US dollar (against commodity-linked currencies in particular) drove the losses as it rose 0.6% on a trade-weighted basis. On a positive note, currency pairs of long Asian currencies and short USD added gains. Currency trading continued to gain in November. Short US dollar positions (especially against emerging market and commodity-linked currencies) were the main return drivers. Additional gains came from short positions in the Japanese yen against the US and Australian dollar. The yen declined -3.3% on a trade-weighted basis, driven partly by the prospects of elections, expectations that the Bank of Japan may ease monetary policy aggressively and deterioration in Japan’s balance of payments. Currency trading proved rewarding in December, with short US dollar (especially against emerging market currencies) and short Japanese yen trades (particularly against USD, AUD, GBP and Euro) leading returns. US fiscal cliff negotiations weighed on the US dollar, whilst the Japanese yen weakened amid expectations of aggressive easing by Shinzo Abe’s new government.

The metals sector dragged on performance in 2012 with both precious and industrials detracting similar amounts. In the third quarter, aluminum, zinc and nickel contracts sustained the largest losses. However, precious metals especially did poorly, as long gold and silver exposures suffered a year-end sell off.

2011

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

The Net Asset Value of a Class A-1 Unit decreased by $307.37 to $3,163.88. The Net Asset Value of a Class B-1 Unit decreased by $307.37 to $3,163.89. The Net Asset Value of a Class A-2 Unit decreased by $273.38 to $3,274.94. The Net Asset Value of a Class B-2 Unit decreased by $273.38 to $3,274.95.

The almost weekly risk on/risk off nature of markets during the year hindered a large swathe of trend followers—particularly those deploying a fairly reactive trading approach, like the AHL Diversified Program—as positions were whipsawed on the back of sudden and sharp market reversals. Effective portfolio diversification (a key feature of the managed futures space) was also challenging as correlations amongst different asset classes remained particularly high. Many of the swings in sentiment were difficult to profit from as they were driven by short-term reactions to specific events (some of which were wholly unpredictable—such as March’s devastating earthquake in Japan, the Arab Spring uprisings and increased political uncertainty surrounding the Eurozone sovereign debt crisis), rather than market fundamentals.

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

On the positive side, market volatility, whilst disturbing established trends in many markets, proved to be supportive for safe haven assets. This played out well for the AHL Diversified Program’s trading in both bonds and short-term interest rates. In particular, a general long exposure to bonds and interest rates proved significantly beneficial with the resulting gains going some way towards offsetting losses elsewhere. In bonds, long exposure to US Treasuries and German Bunds accrued some of the largest profits as safe havens rallied for much of the year. During the second and third quarters in particular, a weakening global economic outlook and the escalating European sovereign debt crisis weighed on sentiment and investors flocked to the relative safety of fixed income. In the short-term interest rate space, long Eurodollar and Euribor contracts benefitted from the Federal Reserve’s pledge to keep interest rates at close to zero for the next two years in response to subdued economic growth, along with expectations that rates would also remain low in the troubled Eurozone.

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

The Net Asset Value of a Class A-1 Unit increased by $418.22 to $3,471.25. The Net Asset Value of a Class B-1 Unit increased by $418.22 to $3,471.26. The Net Asset Value of a Class A-2 Unit increased by $466.40 to $3,548.32. The Net Asset Value of a Class B-2 Unit increased by $466.40 to 3,548.33.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2012. During 2012, the Partnership’s average capitalization was $442,694,303.75.

Fiscal Year 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$8,533,992	1.93%	$14,830,500	$4,181,864
Currencies	$12,075,493	2.73%	$14,766,817	$8,795,770
Stock Indices	$17,383,051	3.93%	$23,192,376	$8,519,800
Metals	$2,979,887	0.67%	$4,855,263	$1,606,759
Agriculturals	$4,259,804	0.96%	$5,330,927	$3,241,679
Energy	$9,397,474	2.12%	$13,671,511	$3,728,614
Bonds	$8,234,858	1.86%	$9,151,790	$7,109,120
Credit	$5,017,290	1.13%	$19,514,846	$0
Total	$67,881,849	15.33%	$90,264,180	$53,383,087

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of quarter during the fiscal year 2012.

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the year ended December 31, 2011. The Partnership’s total capitalization as of such date was $527,665,862.93.

Fiscal Year 2011

Market Sector	Value at Risk	% of Capitalization
Interest Rates	$8,042,135.00	1.52%
Currencies	$13,618,189.00	2.58%
Stock Indices	$11,107,267.00	2.10%
Metals	$8,218,786.00	1.56%
Agriculturals	$4,156,349.00	0.79%
Energy	$3,908,956.00	0.74%
Bonds	$12,886,776.00	2.44%
Total	$61,938,458.00	11.74%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of holding its assets in cash and other short-term debt instruments for margin and cash management purposes. Although the General Partner does not anticipate that, even in the case of major interest rate movements, the Partnership would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Partnership’s cash management income. The Partnership also maintains a portion (approximately 10%) of its assets in cash in interest-bearing bank accounts. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2012, by market sector.

Financial Instruments. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized countries. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2012 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Yen, Swiss Franc, Czech Krone, Korean Won, Singapore Dollar, South African Rand, New Zealand Dollar and Australian Dollar. The primary exposures in the currency crosses were in the Yen versus the Canadian Dollar and in the Euro versus the Yen, British Pound, and Norwegian Krone.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2012, the Partnership’s primary exposures were in the [E Mini Nasdaq 100 (United States), Simex (Singapore), TOPIX (Japan), DAX (German) and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. The Partnership’s metals market exposure is in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Grains, coffee and cotton accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2012. The Partnership also has market exposure to other agricultural commodities including live cattle, cocoa and the soybean complex.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2012.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, euro, British pounds and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions. The Partnership’s only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash or interest-bearing, credit risk-free, short-term paper — typically U.S. Treasury instruments with durations no longer than 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s securities, although substantially all of these short-term instruments are held to maturity.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2012 and 2011. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2012	2012	2012	2012
Interest income (expense)*	62,360	68,467	97,725	49,540
Net Realized and Unrealized Gains (Losses)*	(4,463,995)	6,857,994	(11,515,302)	(12,488,857)
Expenses**	5,034,166	5,684,994	5,962,575	6,270,026
Net Income (Loss)	(9,435,801)	1,241,467	(17,380,152)	(18,709,343)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 1	(62.98)	3.66	(108.74)	(111.35)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	(56.34)	13.45	(103.31)	(105.34)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 1	(62.98)	3.66	(108.74)	(111.35)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	(56.34)	13.45	(103.31)	(105.33)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2011	2011	2011	2011
Interest income (expense)*	140,020	153,179	223,683	249,081
Net Realized and Unrealized Gains (Losses)*	(26,115,708)	32,481,295	(3,995,792)	(23,877,731)
Expenses**	6,397,323	6,713,510	6,468,560	5,921,205
Net Income (Loss)	(32,373,011)	25,920,964	(10,240,669)	(29,549,855)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 1	(195.02)	160.25	(62.34)	(210.26)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	(155.08)	175.69	(53.53)	(204.46)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 1	(195.11)	160.24	(62.24)	(210.26)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	(191.08)	175.68	(53.52)	(204.46)

*	Allocated to the Partnership from its investment in the Trading Company.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Timothy Wong is the president of the General Partner and Ms. JingLu Eng is the senior managing fund accountant of the General Partner who serves as the Partnership’s principal financial officer and chief accounting officer. Their biographies are set forth below.

Timothy Wong, born November 1967, is the President of the General Partner. He is based in London and is responsible for the overall supervision of the General Partner’s activities in the U.S. Mr. Wong is listed with the CFTC as a Principal of the General Partner and is registered with the CFTC as an associated person of the General Partner as of May 17, 2012. Mr. Wong is also a Director of the Trading Advisor and is responsible for its research and investment management operations and is responsible for making the trading decisions on behalf of the Trading Company. He is listed with the CFTC as a Principal of the Trading Advisor and is registered with the CFTC as an associated person of the Trading Advisor as of March 24, 2003 and June 24, 2003, respectively. Mr. Wong is also an Associate Director of MIL, an investment advisor and an affiliate of the Trading Advisor, which he joined in October 1991 as a research analyst and later assumed overall responsibility for the day-to-day running of the research and investment management operations. In addition, Mr. Wong is the head of trading for MIL and the Trading Advisor.

Mr. Wong graduated from Oxford University in 1991 with a First in Engineering Science and subsequently gained an MSc in Statistics and Operational Research from London University in England. He is an associate of the UK Society of Investment Professionals.

JingLu Eng, age 43, is the Principal Financial Officer of Man Investments (USA) Corp. in its capacity as the General Partner of the Partnership. Prior to joining the General Partner in 2012, Ms. Eng was a senior manager within Investment Management division at Deloitte & Touche LLP, a U.S. audit, tax and advisory services firm, where her responsibilities included performing audits and attestation services for financial services firms, including hedge funds, private equity funds, commodity pools, fund of funds and mutual funds.

Ms. Eng received a BS in Accounting from Rutgers University, New Brunswick, New Jersey. She is a Certified Public Accountant in New Jersey and New York State and is a member of AICPA.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a, b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Promoters and Control Persons

Not applicable.

(h) Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 452 5th Ave., 25th Floor, New York, NY 10018 or by calling: (212) 649-6600 (ask for the Chief Legal Officer).

(i) Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Ms. JingLu Eng serves as the Partnership’s “audit committee financial expert.” Ms. Eng is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

The officers and employees of the General Partner and Trading Advisor are compensated by the General Partner and Trading Advisor in their respective positions. These officers receive no other compensation from the Partnership. The Partnership has no compensation plans or arrangements relating to a change in control of either the Partnership, the General Partner or the Trading Advisor.

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

(c) Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2012, the General Partner’s interest in the Partnership was valued at $537,590 which constituted 0.14% of total partners’ capital.

As of December 31, 2012, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $13,728,950 for the year ended December 31, 2012. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2012. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $7,001,823 in servicing fees for the year ended December 31, 2012. The General Partner’s interest in the Partnership earned net loss of $52,075 for year ended December 31, 2012.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services provided by Ernst & Young, LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the year ended December 31, 2012 were approximately $167,600.

The aggregate fees for professional services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the year ended December 31, 2011 were approximately $220,883.

(2) Audit-Related Fees

There were no fees paid by the Partnership for assurance and related services rendered by Ernst & Young, LLP for the year ended December 31, 2012.

There were no fees paid by the Partnership for assurance and related services rendered by Deloitte & Touche LLP for the year ended December 31, 2011.

(3) Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2012 and 2011 were approximately $115,988 and $106,219, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

Title with
Signature	General Partner	Date

/s/ Timothy Wong Timothy Wong	President, Chief Executive Officer (Principal Executive Officer)	March 29, 2013

/s/ JingLu Eng JingLu Eng	As Principal Financial and Chief Accounting Officer of the Man Investments (USA) Corp.	March 29, 2013

(Being the principal executive officer and the principal financial officer and chief accounting officer of Man Investments (USA) Corp. in its capacity as the General Partner of the Partnership.)

Man Investments (USA) Corp.

General Partner of Registrant

March 29, 2013

By	/s/ Timothy Wong
Timothy Wong
President, Chief Executive Officer

EXHIBIT 13.1 INDEX TO FINANCIAL STATEMENTS

Man-AHL

Diversified I L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2012, 2011 and 2010, with

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP 155 North Wacker Drive Chicago, Illinois 60606-1787
Tel:	(312) 879-2000
Fax:	(312) 879-4000
www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statement of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2012, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2012, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

March 26, 2013

A member firm of Ernst & Young Global Limited

Deloitte & Touche LLP 111 S. Wacker Drive Chicago, IL 60606-4301 USA Tel: +1 312 486 1000 Fax +1 312 486 1486 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified I L.P.:

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period then ended. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. as of December 31, 2011, and the results of its operations, changes in partners’ capital, and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2012

Member of
Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$379,350,987	$527,665,568
Due from Man-AHL Diversified Trading Company L.P.	21,770,073	9,299,201
Cash	961,791	7,500,730

Total	$402,082,851	$544,465,499

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$20,073,796	$7,103,752
Subscriptions received in advance	916,841	7,500,435
Management fees payable	965,924	1,285,785
Servicing fees payable	492,005	656,891
Accrued expenses and other liabilities	283,298	252,773

Total liabilities	22,731,864	16,799,636

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at December 31, 2012 and 2011, respectively)	537,590	589,665
Limited Partners - Class A Series 1 (89,732.52 and 112,536.96 units outstanding at December 31, 2012 and 2011, respectively)	258,830,984	356,053,748
Limited Partners - Class A Series 2 (11,009.49 and 15,832.05 units outstanding at December 31, 2012 and 2011, respectively)	33,286,088	51,848,998
Limited Partners - Class B Series 1 (27,119.07 and 33,416.99 units outstanding at December 31, 2012 and 2011, respectively)	78,224,406	105,727,713
Limited Partners - Class B Series 2 (2,802.10 and 4,105.63 units outstanding at December 31, 2012 and 2011, respectively)	8,471,919	13,445,739

Total partners’ capital	379,350,987	527,665,863

Total liabilities and partners’ capital	$402,082,851	$544,465,499

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (continued)

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,884.47	$3,163.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,023.40	$3,274.94

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,884.48	$3,163.89

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,023.42	$3,274.95

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$278,092	$765,963	$423,755
Brokerage commissions	(806,256)	(1,094,952)	(1,680,903)
Other expenses	(430,160)	(737,631)	(125,622)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(958,324)	(1,066,620)	(1,382,770)

PARTNERSHIP EXPENSES:
Management fees	13,728,950	14,924,300	11,764,805
Servicing fees	7,001,823	7,631,473	6,045,761
Administration fees	601,761	635,387	—
Professional fees	242,571	209,716	—
Other expenses	140,240	267,139	406,528

Total expenses	21,715,345	23,668,015	18,217,094

Net investment loss	(22,673,669)	(24,734,635)	(19,599,864)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts	(14,121,623)	(10,852,470)	52,599,805
Net change in unrealized trading gains (losses) on open contracts and translation of foreign currency	(7,488,537)	(10,655,466)	22,294,520

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(21,610,160)	(21,507,936)	74,894,325

NET INCOME (LOSS)	$(44,283,829)	$(46,242,571)	$55,294,461

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$(279.41)	$(307.37)	$418.22

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(251.54)	$(273.38)	$466.40

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$(279.41)	$(307.37)	$418.22

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(251.53)	$(273.38)	$466.40

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	38,089,856	12,444	—	—	4,825,000	1,565	14,631,579	4,734	467,000	145	58,013,435	18,888
Redemptions	(104,703,476)	(35,248)	—	—	(19,780,518)	(6,388)	(33,016,653)	(11,032)	(4,543,835)	(1,449)	(162,044,482)	(54,117)
Net loss	(30,609,144)	—	(52,075)	—	(3,607,392)	—	(9,118,233)	—	(896,985)	—	(44,283,829)	—

PARTNERS’ CAPITAL
December 31, 2012	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	122,429,352	36,841	—	—	13,810,337	4,048	43,989,474	13,175	3,848,000	1,136	184,077,163	55,200
Redemptions	(44,451,194)	(13,577)	—	—	(10,047,774)	(2,953)	(10,015,024)	(3,061)	(1,873,100)	(553)	(66,387,092)	(20,144)
Net loss	(31,813,766)	—	(57,286)	—	(4,203,478)	—	(9,136,499)	—	(1,031,542)	—	(46,242,571)	—

PARTNERS’ CAPITAL
December 31, 2011	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

PARTNERS’ CAPITAL
January 1, 2010	$253,353,412	82,985	$569,005	186	$14,969,780	4,857	$61,704,853	20,211	$3,911,266	1,269	$334,508,316	109,508

Subscriptions	68,286,137	21,518	—	—	47,186,805	15,246	18,601,451	5,860	9,143,488	2,953	143,217,881	45,577
Redemptions	(48,584,783)	(15,230)	—	—	(17,252,455)	(5,366)	(8,795,578)	(2,768)	(2,169,479)	(699)	(76,802,295)	(24,063)
Net income	36,834,590	—	77,946	—	7,385,783	—	9,379,036	—	1,617,106	—	55,294,461	—

PARTNERS’ CAPITAL
December 31, 2010	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Units and dollars have been rounded.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,283,829)	$(46,242,571)	$55,294,461
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of Man-AHL Diversified Trading Company L.P.	(58,013,705)	(183,834,727)	(143,112,910)
Sale of investments in Man-AHL Diversified Trading Company L.P.	171,288,930	88,936,286	95,803,636
Net (gain) loss on trading activities and net investment (gain) loss allocated from Man-AHL Diversified Trading Company L.P.	22,568,484	22,574,556	(73,511,555)
Changes in assets and liabilities:
Prepaids and other assets	—	—	295
Management fees payable	(319,861)	180,260	262,908
Servicing fees payable	(164,886)	90,239	141,207
Accrued expenses and other liabilities	30,525	45,778	52,377
Payable to Man AHL Diversified II L.P.	—	(250,000)	250,000

Net cash provided by (used in) operating activities	91,105,658	(118,500,179)	(64,819,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	51,429,841	173,748,677	152,664,978
Payments on redemptions	(149,074,438)	(65,726,639)	(78,188,161)

Net cash provided by (used in) financing activities	(97,644,597)	108,022,038	74,476,817

NET INCREASE (DECREASE) IN CASH	(6,538,939)	(10,478,141)	9,657,236

CASH AND CASH EQUIVALENTS - Beginning of year	7,500,730	17,978,871	8,321,635

CASH AND CASH EQUIVALENTS - End of year	$961,791	$7,500,730	$17,978,871

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Non-cash subscriptions of partners’ capital	$—	$987,311	$44,782

Non-cash redemptions of partners’ capital	$—	$886,966	$145,127

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value at the Partnership’s proportionate interest in the net assets of the Trading Company. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedule of investments and significant accounting policies, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At December 31, 2012 and 2011, the Partnership owned 38,106.40 and 50,658.29 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2012 and 2011 was 82.95% and 78.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2012 the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2012 and 2011, no incentive fees were earned by the Advisor.

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

Derivative Contracts — The Partnership’s operating activities involve trading, indirectly through its investment in the Trading Company, in derivative contracts that involve varying degrees of market and credit risk. With respect to the Partnership’s investment in the Trading Company, the Partnership has limited liability and, therefore, its maximum exposure to either market or credit loss is limited to the carrying value of its investment in the Trading Company, as set forth in the statements of financial condition.

As of December 31, 2012, the Trading Company utilized JPMorgan Chase (“JPM”) and Credit Suisse (“CS”) to clear its futures trading activity. As of December 31, 2012, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank (“DB”) to clear its forward trading activity.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2012, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At December 31, 2012, the Trading Company’s due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the year ended December 31, 2012. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2012 and 2011.

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

5.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2012, 2011 and 2010:

	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1 2012	Series 2 2012	Series 1 2012	Series 2 2012	Series 1 2011	Series 2 2011	Series 1 2011	Series 2 2011	Series 1 2010	Series 2 2010	Series 1 2010	Series 2 2010
Per unit operating performance:
Beginning net asset value	$3,163.88	$3,274.94	$3,163.89	$3,274.95	$3,471.25	$3,548.32	$3,471.26	$3,548.33	$3,053.03	$3,081.92	$3,053.04	$3,081.93

Income (loss) from investment operations:
Net investment loss	(152.05)	(119.35)	(152.32)	(118.89)	(164.25)	(126.70)	(163.81)	(126.15)	(161.77)	(130.52)	(161.85)	(128.94)
Net realized and unrealized gains (losses) on trading activities	(127.36)	(132.19)	(127.09)	(132.64)	(143.12)	(146.68)	(143.56)	(147.23)	579.99	596.92	580.07	595.34

Total income
(loss) from investment operations	(279.41)	(251.54)	(279.41)	(251.53)	(307.37)	(273.38)	(307.37)	(273.38)	418.22	466.40	418.22	466.40

Ending net asset value	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95	$3,471.25	$3,548.32	$3,471.26	$3,548.33

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.12%	3.87%	5.13%	3.85%	5.14%	3.89%	5.13%	3.87%	5.16%	4.12%	5.15%	4.06%

Total expenses	5.12%	3.87%	5.13%	3.85%	5.14%	3.89%	5.13%	3.87%	5.16%	4.12%	5.15%	4.06%

Net investment loss	(5.06)%	(3.81)%	(1.72)%	(3.79)%	(4.99)%	(3.74)%	(4.98)%	(3.72)%	(5.05)%	(4.01)%	(5.05)%	(3.95)%

Total return:
Total return before incentive fees	(8.83)%	(7.68)%	(8.83)%	(7.68)%	(8.85)%	(7.70)%	(8.85)%	(7.70)%	13.70%	15.13%	13.70%	15.13%

Total return after incentive fees	(8.83)%	(7.68)%	(8.83)%	(7.68)%	(8.85)%	(7.70)%	(8.85)%	(7.70)%	13.70%	15.13%	13.70%	15.13%

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.    SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2012 through the date of filing, limited partner subscriptions totaled approximately $5,205,151, and limited partner redemptions totaled approximately $22,424,383.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified

Trading Company L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2012, 2011 and 2010, with

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP 155 North Wacker Drive Chicago, Illinois 60606-1787
Tel:	(312) 879-2000
Fax:	(312) 879-4000
www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statement of financial condition, including condensed schedule of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2012, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2012, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

March 26, 2013

A member firm of Ernst & Young Global Limited

Deloitte & Touche LLP 111 S. Wacker Drive Chicago, IL 60606-4301 USA Tel: +1 312 486 1000 Fax +1 312 486 1486 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified Trading Company L.P.:

We have audited the accompanying statement of financial condition of Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period then ended. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. as of December 31, 2011, and the results of its operations, changes in partners’ capital, and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2012

Member of
Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$4,050,440	$8,856,106
Net unrealized trading gains on open forward contracts	5,510,378	7,070,964
Net unrealized trading gains on open swap contracts	431,271	—
Due from brokers	103,608,382	43,383,249

Total equity in trading accounts	113,600,471	59,310,319
Cash and cash equivalents	372,563,159	626,598,519
Interest receivable	—	6,972

Total	$486,163,630	$685,915,810

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$2,817,349	$—
Net unrealized trading losses on open forward contracts	—	15,056
Net unrealized trading losses on open swap contracts	759,721	—
Redemptions payable	25,150,262	10,255,239
Accrued expenses and other liabilities	128,095	150,099

Total liabilities	28,855,427	10,420,394

PARTNERS’ CAPITAL:
Limited Partners (45,937.32 and 64,850.63 units outstanding at December 31, 2012 and 2011, respectively)	457,308,203	675,495,416

Total partners’ capital	457,308,203	675,495,416

Total liabilities and partners’ capital	$486,163,630	$685,915,810

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,955.05	$10,416.17

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2012 AND 2011

	2012		2011
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(927,435)	(0.2%)	$(9,238)	0.0%
Currencies	284,896	0.1	1,883,714	0.3
Energy	99,770	0.0	(145,821)	0.0
Indices	2,018,688	0.4	276,957	0.0
Interest rates	95,894	0.0	5,067,185	0.8
Metals	15,731	0.0	—	0.0

Total futures contracts - long	1,587,544	0.3	7,072,797	1.1

FUTURES CONTRACTS - Short:
Agricultural	1,160,137	0.3	(17,797)	0.0
Currencies	157,334	0.0	4,693	0.0
Energy	518,554	0.1	800,349	0.1
Indices	158,907	0.0	77,734	0.0
Interest rates	(481,535)	(0.1)	(429,209)	(0.1)
Metals	(1,867,850)	(0.4)	1,347,539	0.2

Total futures contracts - short	(354,453)	(0.1)	1,783,309	0.2

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$1,233,091	0.2%	$8,856,106	1.3%

FORWARD CONTRACTS - Long:
Australian dollars	$3,515	0.0%	$4,333,252	0.6%
British pounds	975,486	0.2	38,528	0.0
Euro	2,283,265	0.5	(2,378,089)	(0.4)
Gold bullion	(1,269,070)	(0.3)	(1,534,878)	(0.2)
Japanese yen	(1,369,431)	(0.3)	609,000	0.1
New Zealand dollars	360,776	0.1	114,298	0.0
Other	9,887,264	2.2	(2,874,634)	(0.4)

Total forward contracts - long	10,871,805	2.4	(1,692,523)	(0.3)

FORWARD CONTRACTS - Short:
Australian dollars	235,632	0.1	(635,111)	(0.1)
British pounds	(832,162)	(0.2)	68,189	0.0
Euro	(6,940,417)	(1.5)	7,415,182	1.1
Gold bullion	543,202	0.1	772,866	0.1
Japanese yen	5,071,648	1.1	(472,895)	0.0
New Zealand dollars	(120,666)	(0.0)	(1,421,821)	(0.2)
Other	(3,318,664)	(0.7)	3,022,021	0.5

Total forward contracts - short	(5,361,427)	(1.1)	8,748,431	1.4

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$5,510,378	1.3%	$7,055,908	1.1%

SWAP CONTRACTS - Long:
Interest rate swaps	$(57,468)	(0.0)	$—	0.0

Total swap contracts - long	(57,468)	(0.0)	—	0.0

SWAP CONTRACTS - Short:
Credit default swaps	(759,721)	(0.2)	—	0.0
Interest rate swaps	488,739	0.1	—	0.0

Total swap contracts - short	(270,982)	(0.1)	—	0.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN SWAP CONTRACTS	$(328,450)	(0.1%)	$—	0.0%

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN CONTRACTS	$6,415,019	1.4%	$15,912,014	2.4%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
NET INVESTMENT INCOME:
Interest income	$344,321	$994,502	$583,771

EXPENSES
Brokerage commissions	995,413	1,426,033	2,312,011
Interest expense - brokers	287,378	730,428	—
Administration fees	10,000	10,000	—
Professional fees	152,348	206,500	—
Other expenses	84,218	9,856	177,744

Total expenses	1,529,357	2,382,817	2,489,755

Net investment loss	(1,185,036)	(1,388,315)	(1,905,984)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts	(17,442,354)	(13,590,165)	71,805,742
Net change in unrealized gains (losses) on translation of foreign currency	(293,787)	(169,353)	—
Net change in unrealized trading gains (losses) on open contracts	(9,496,995)	(14,334,257)	30,637,452

Net gain (loss) on trading activities	(27,233,136)	(28,093,775)	102,443,194

NET INCOME (LOSS)	$(28,418,172)	$(29,482,090)	$100,537,210

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$(461.12)	$(484.81)	$1,745.96

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Limited Partners	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	$—	$675,495,416

Issuance of 6,015.34 units of limited partnership interest	$61,580,328	—	61,580,328
Redemption of 24,928.65 units of limited partnership interest	(251,349,369)	—	(251,349,369)
Net loss	(28,418,172)	—	(28,418,172)

PARTNERS’ CAPITAL - December 31, 2012	$457,308,203	$—	$457,308,203

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	$—	$614,722,453

Issuance of 19,662.75 units of limited partnership interest	209,049,418	—	209,049,418
Redemption of 11,203.62 units of limited partnership interest	(118,794,365)	—	(118,794,365)
Net loss	(29,482,090)	—	(29,482,090)

PARTNERS’ CAPITAL - December 31, 2011	$675,495,416	$—	$675,495,416

PARTNERS’ CAPITAL - January 1, 2010	$491,274,980	$—	$491,274,980

Issuance of 15,851.00 units of limited partnership interest	151,020,912	—	151,020,912
Redemption of 13,121.32 units of limited partnership interest	(128,110,649)	—	(128,110,649)
Net income	100,537,210	—	100,537,210

PARTNERS’ CAPITAL - December 31, 2010	$614,722,453	$—	$614,722,453

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,418,172)	$(29,482,090)	$100,537,210
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Net unrealized trading (gains)/losses on open futures contracts	7,623,015	25,685	(1,339,229)
Net unrealized trading (gains)/losses on open forward contracts	1,545,530	14,308,572	(29,298,223)
Net unrealized trading (gains)/losses on open swap contracts	328,450	—	—
Due from brokers	(60,225,133)	15,302,752	21,848,232
Interest receivable	6,972	29,258	(19,480)
Accrued expenses and other liabilities	(22,004)	(27,645)	177,744

Net cash provided by (used in) operating activities	(79,161,342)	156,532	91,906,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	61,580,328	209,049,418	151,020,912
Payments on redemptions	(236,454,346)	(123,082,449)	(199,555,691)

Net cash provided by (used in) financing activities	(174,874,018)	85,966,969	(48,534,779)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(254,035,360)	86,123,501	43,371,475

CASH AND CASH EQUIVALENTS - Beginning of period	626,598,519	540,475,018	497,103,543

CASH AND CASH EQUIVALENTS - End of period	$372,563,159	$626,598,519	$540,475,018

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$287,378	$730,428 *	$—

* Amount was inadvertently omitted from the 2011 report filed with the SEC.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.    ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures, forward and swap contracts. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a registered investment adviser and is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P., Man-AHL Diversified II L.P., and Man-AHL Diversified L.P. are limited partnerships whose general partner is the General Partner. Man-AHL Diversified L.P. fully redeemed from the Trading Company as of December 31, 2009 and transferred a portion of its assets to Man-AHL Diversified I L.P. on January 1, 2010.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $102,017,458 and $33,092,972 as of December 31, 2012 and 2011, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures, forward and swap contracts. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s main swap contracts consist of interest rate swaps and credit default swaps. Swap contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses, respectively, on trading activities in the statements of operations. All trading activities are accounted for on a trade-date basis.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A. and Bank of America.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the year ended December 31, 2012. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the year.

3.    PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2012 and 2011.

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

Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap contracts are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2012 and 2011, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of December 31, 2012 and 2011, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2012	Level 1	Level 2	Level 3
Assets
Futures contracts	$10,423,772	$10,423,772	$—	$—
Forward contracts	21,156,606	—	21,156,606	—
Swap contracts	1,593,932	—	1,593,932	—

Total Assets	33,174,310	10,423,772	22,750,538	—

Liabilities
Futures contracts	(9,190,681)	(9,190,681)	—	—
Forward contracts	(15,646,228)	—	(15,646,228)	—
Swap contracts	(1,922,382)	—	(1,922,382)	—

Total Liabilities	(26,759,291)	(9,190,681)	(17,568,610)	—

Net Fair Value	$6,415,019	$1,233,091	$5,181,928	$—

	Fair Value Measurements
Investments	As of December 31, 2011	Level 1	Level 2	Level 3
Net unrealized trading gains on open futures contracts	$8,856,106	$8,856,106	$—	$—
Net unrealized trading gains on open forward contracts	7,070,964	—	7,070,964	—
Net unrealized trading losses on open forward contracts	(15,056)	—	(15,056)	—

Total Investments	$15,912,014	$8,856,106	$7,055,908	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of December 31, 2012 based on the levels assigned at December 31, 2011.

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

All the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems. A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within pre-defined risk parameters. Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility. Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings. Market liquidity is examined with the objective of ensuring that the Trading Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

Futures and forward contracts are recorded on traded date. Upon entering into futures and forward contracts, the Trading Company is required to deposit cash or collateral with the brokers. Gains or losses are realized when contracts are matured or closed. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition.

Interest rate swaps relate to contracts taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. The payment flows are usually netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with, are recognized as unrealized trading gains (losses) on open contracts and realized gains (losses) on closed contracts, respectively, in the statements of operations. The risks of interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

The Trading Company may enter into credit default swaps to manage its exposure to certain sectors of the market or to reduce credit risk. The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy or debt restructuring). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising of an index or receive a net settlement of cash equal to the notional amount of the swap less the recovery value of the security or underlying securities comprising an index. As a seller (writer), the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the recovery value of the security or underlying securities comprising of index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged.

These periodic payments received or made under swap contracts by the Trading Company are included in net realized trading gains (losses) on closed contracts in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain/(loss) equal to the difference between the proceeds from (or cost of) the closing transaction and the Trading Company’s basis in the contract, if any. Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized on the statements of financial condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

As of December 31, 2012, the Trading Company utilized JPM and CS to clear its futures trading activity. As of December 31, 2012, the portion of net unrealized gains (losses) attributed to JPM and CS was $4,050,440 and $(2,817,349), respectively.

As of December 31, 2012, the Trading Company utilized RBS and DB to clear its forward trading activity. As of December 31, 2012, the portion of net unrealized gains (losses) attributed to RBS and DB was $2,525,183 and $2,985,195, respectively.

As of December 31, 2012, the total fair value and notional amount of credit default swaps where the Trading Company is the seller were $(759,721) and $390,000,000, respectively. The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The Trading Company has posted cash collateral of $23,200,000 with respective counterparties in the normal course of business. The maturity date for open credit default swaps is December 2017.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2011, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At December 31, 2012, the Trading Company’s due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the year ended December 31, 2012, the Trading Company traded 212,768 exchange-traded futures contracts and settled 38,947 forward contracts and 193 swap contracts. During the year ended December 31, 2011, the Trading Company traded 512,338 exchange-traded futures contracts and settled 387,346 forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts in the statements of operations. Certain of the Trading Company’s OTC derivative contracts contain credit risk related contingent features. If the credit-risk-related contingent features underlying derivative instruments had been triggered as of December 31, 2012, the Trading Company would have been required to post additional collateral on derivative instruments. At December 31, 2012, the only OTC contracts in a net liability position were the credit default swaps. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2012, may differ from the net liability amounts recorded as of December 31, 2012, and such differences can be material.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The credit risk from counterparty non-performance associated with OTC derivative contracts is the net unrealized trading gain, if any, included in the statements of financial condition. Forward contracts are entered into on an arm’s-length basis with RBS and DB. The Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level on the statements of financial condition, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At December 31, 2012 and 2011, estimated credit risk with regard to forward contracts was $5,510,378 and $7,070,964, respectively. At December 31, 2012, estimated credit risk with regard to swap contracts was $431,271.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statement of financial condition location:

	December 31, 2012
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,240,235		$(13,640,842)
Metals		916,371		(2,005,386)

Total open forward contracts		21,156,606		(15,646,228)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,281,938		(2,049,236)
Currencies		575,080		(132,850)
Energy		1,267,932		(649,608)
Indices		3,300,451		(1,122,856)
Interest rates		2,740,640		(3,126,281)
Metals		257,731		(2,109,850)

Total open futures contracts		10,423,772		(9,190,681)

Open swap contracts	Gross unrealized trading gains on open swap contracts		Gross unrealized trading losses on open swap contracts
Credit		10,609		(770,330)
Interest rates		1,583,323		(1,152,052)

Total open swap contracts		1,593,932		(1,922,382)

Total Derivatives		$33,174,310		$(26,759,291)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$17,575,317		$(10,543,212)
Metals		1,605,217		(1,581,414)

Total open forward contracts		19,180,534		(12,124,626)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,731,514		(1,758,549)
Currencies		1,970,061		(81,654)
Energy		1,046,327		(391,799)
Indices		1,240,548		(885,857)
Interest rates		5,621,974		(983,998)
Metals		2,673,428		(1,325,889)

Total open futures contracts		14,283,852		(5,427,746)

Total Derivatives		$33,464,386		$(17,552,372)

The following table presents the impact of derivative instruments on the statements of operations:

	For the year ended December 31,
	2012	2011	2010
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(5,431,089)	$(21,390,177)	$—
Metals	(4,836,754)	6,646,453	—

Net realized trading gains/losses on closed contracts	$(10,267,843)	$(14,743,724)	$32,402,097	*

Currencies	$(432,712)	$(13,176,174)	$—
Metals	(1,112,818)	(1,132,398)	—

Net change in unrealized trading gains/losses on open contracts	$(1,545,530)	$(14,308,572)	$29,298,223	*

Futures contracts
Agricultural	$4,586,839	$(1,417,632)	$—
Currencies	5,246,673	14,359,327	—
Energy	(12,828,241)	(24,680,616)	—
Indices	(7,545,898)	(40,493,687)	—
Interest rates	16,507,872	51,973,250	—
Metals	(15,745,532)	(314,100)	—

Net realized trading gains/losses on closed contracts	$(9,778,287)	$(573,458)	$39,403,645	*

Agricultural	$259,737	$(4,720,769)	$—
Currencies	(1,446,177)	1,629,933	—
Energy	(36,204)	1,039,372	—
Indices	1,822,904	248,407	—
Interest rates	(5,023,617)	4,924,826	—
Metals	(3,199,658)	(3,147,454)	—

Net change in unrealized trading gains/losses on open contracts	$(7,623,015)	$(25,685)	$1,339,229	*

Swap contracts
Credit	$1,846,547	$—	$—

Net realized trading gains/losses on closed contracts	$1,846,547	$—	$—

Credit	$(759,721)	$—	$—
Interest rates	431,271	—	—

Net change in unrealized trading gains/losses on open contracts	$(328,450)	$—	$—

*	Net amount is shown

Amounts in the table above exclude foreign exchange spot contracts.

Recent Accounting Pronouncements — In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both gross and net information related to offsetting and related arrangements, enabling users of financial statements to understand the effect of those arrangements on the entity’s financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of international financial reporting standards. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Management is currently evaluating the implications of ASU 2011-11 and its impact on the Trading Company’s financial statements has not yet been determined.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. Management is evaluating the impact of this guidance on the Trading Company’s financial statement disclosures.

6.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Per unit operating performance:
Beginning net asset value	$10,416.17	$10,900.98	$9,155.02
Income (loss) from investment operations:
Net investment loss	(21.05)	(22.18)	(33.83)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(440.07)	(462.63)	1779.79

Total income (loss) from investment operations	(461.12)	(484.81)	1,745.96

Ending net asset value	$9,955.05	$10,416.17	$10,900.98

Ratios to average partners’ capital:
Expenses	0.27%	0.36%	0.45%

Net investment income (loss)	(0.21)%	(0.21)%	(0.34)%

Total return	(4.43)%	(4.45)%	19.07%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2012 through the date of filing, limited partner subscriptions totaled $6,205,151, and limited partner redemptions totaled $22,424,383.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.