Form 10-Q
period 2013-03-31
MAN AHL DIVERSIFIED I LP
filed 2013-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number: 000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 452 5th Avenue, 25th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended March 31, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$353,685,058	$379,350,987
Due from Man-AHL Diversified Trading Company L.P.	18,537,761	21,770,073
Cash	695,900	961,791

Total	$372,918,719	$402,082,851

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$16,942,545	$20,073,796
Subscriptions received in advance	695,900	916,841
Management fees payable	895,978	965,924
Servicing fees payable	456,482	492,005
Accrued expenses and other liabilities	242,263	283,298

Total liabilities	19,233,168	22,731,864

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively)	549,639	537,590
Limited Partners - Class A Series 1 (81,290.14 and 89,732.52 units outstanding at March 31, 2013 and December 31, 2012, respectively)	239,734,444	258,830,984
Limited Partners - Class A Series 2 (9,964.00 and 11,009.49 units outstanding at March 31, 2013 and December 31, 2012, respectively)	30,897,038	33,286,088
Limited Partners - Class B Series 1 (25,317.99 and 27,119.07 units outstanding at March 31, 2013 and December 31, 2012, respectively)	74,666,006	78,224,406
Limited Partners - Class B Series 2 (2,527.80 and 2,802.10 units outstanding at March 31, 2013 and December 31, 2012, respectively)	7,838,424	8,471,919

Total partners’ capital	353,685,551	379,350,987

Total liabilities and partners’ capital	$372,918,719	$402,082,851

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION (continued)

	March 31, 2013 (Unaudited)	December 31, 2012
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,949.12	$2,884.47

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,100.87	$3,023.40

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,949.13	$2,884.48

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,100.88	$3,023.42

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$50,637	$49,540
Brokerage commissions	(199,495)	(165,590)
Other expenses	(133,638)	(98,817)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(282,496)	(214,867)

PARTNERSHIP EXPENSES:
Management fees	2,741,891	3,817,444
Servicing fees	1,397,026	1,948,846
Administration fees	121,225	164,645
Professional fees	55,000	56,263
Other expenses	40,183	18,421

Total expenses	4,355,325	6,005,619

Net investment loss	(4,637,821)	(6,220,486)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts	16,255,638	5,846,398
Net change in unrealized trading gains (losses) on open contracts and translation of foreign currency	(3,121,475)	(18,335,255)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	13,134,163	(12,488,857)

NET INCOME (LOSS)	$8,496,342	$(18,709,343)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$64.65	$(111.35)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$77.47	$(105.34)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$64.65	$(111.35)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$77.46	$(105.33)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	4,079,741	1,401	—	—	—	—	1,125,410	386	—	—	5,205,151	1,787
Redemptions	(28,885,369)	(9,844)	—	—	(3,223,406)	(1,045)	(6,414,775)	(2,187)	(843,379)	(274)	(39,366,929)	(13,350)
Net income	5,709,088	—	12,049	—	834,356	—	1,730,965	—	209,884	—	8,496,342	—

PARTNERS’ CAPITAL
March 31, 2013	$239,734,444	81,290	$549,639	186	$30,897,038	9,964	$74,666,006	25,318	$7,838,424	2,528	$353,685,551	119,286

PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078
Subscriptions	16,447,025	5,206	—	—	265,000	81	7,665,549	2,426	300,000	91	24,677,574	7,804
Redemptions	(16,624,083)	(5,347)	—	—	(3,849,899)	(1,204)	(8,650,378)	(2,790)	(963,988)	(296)	(30,088,348)	(9,637)
Net loss	(12,784,032)	—	(20,753)	—	(1,641,485)	—	(3,847,327)	—	(415,746)	—	(18,709,343)	—

PARTNERS’ CAPITAL
March 31, 2012	$343,092,658	112,396	$568,912	186	$46,622,614	14,709	$100,895,557	33,053	$12,366,005	3,901	$503,545,746	164,245

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,496,342	$(18,709,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(5,205,151)	(24,677,873)
Sale of investments in Man-AHL Diversified Trading Company L.P.	46,955,059	28,207,093
Net (gain) loss on trading activities and net investment (gain) loss allocated from investments in Man-AHL Diversified Trading Company L.P.	(12,851,667)	12,703,724
Changes in assets and liabilities:
Management fees payable	(69,946)	(36,434)
Servicing fees payable	(35,523)	(19,291)
Accrued expenses and other liabilities	(41,035)	59,185

Net cash provided by (used in) operating activities	37,248,079	(2,472,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,984,210	24,770,846
Payments on redemptions	(42,498,180)	(22,204,930)

Net cash provided by (used in) financing activities	(37,513,970)	2,565,916

NET INCREASE (DECREASE) IN CASH	(265,891)	92,977

CASH AND CASH EQUIVALENTS - Beginning of period	961,791	7,500,730

CASH AND CASH EQUIVALENTS - End of period	$695,900	$7,593,707

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2013, and the results of its operations for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

1.	ORGANIZATION OF THE PARTNERSHIP

The Partnership was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s General Partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value at the Partnership’s proportionate interest in the net assets of the Trading Company. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At March 31, 2013 and December 31, 2012, the Partnership owned 34,340.20 and 38,106.40 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2013 and December 31, 2012 was 82.63% and 82.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2013, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2013 and 2012, no incentive fees were earned by the Advisor.

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

As of March 31, 2013, the Trading Company utilized JPMorgan Chase (“JPM”), Credit Suisse (“CS”) and Merrill Lynch (“ML”) to clear its futures trading activity. As of March 31, 2013, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank (“DB”) to clear its forward trading activity. As of March 31, 2013, the Trading Company entered into swap agreements with JPM and RBS.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At March 31, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At March 31, 2013, the Trading Company's due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

Cash — Cash balances are held with Citibank N.A.

Subscriptions Received in Advance — Subscriptions received in advance are comprised of cash received prior to the statements of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the change in net asset value per unit of the respective classes, from the beginning of the year to the end of the period.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2013 and March 31, 2012. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2013 or for the year ended December 31, 2012.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95

Income (loss) from investment operations:
Net investment loss	(38.43)	(30.14)	(38.04)	(30.17)	(38.49)	(29.89)	(38.94)	(29.85)
Net realized and unrealized gains (losses) on trading activities	103.08	107.61	102.69	107.63	(72.86)	(75.45)	(72.41)	(75.48)

Total income (loss) from investment operations	64.65	77.47	64.65	77.46	(111.35)	(105.34)	(111.35)	(105.33)

Ending net asset value	$2,949.12	$3,100.87	$2,949.13	$3,100.88	$3,052.53	$3,169.60	$3,052.54	$3,169.62

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.37%	4.02%	5.31%	4.03%	5.00%	3.75%	5.06%	3.75%

Total expenses	5.37%	4.02%	5.31%	4.03%	5.00%	3.75%	5.06%	3.75%

Net investment loss	(5.31)%	(3.97)%	(5.26)%	(3.97)%	(4.96)%	(3.72)%	(5.02)%	(3.71)%

Total return:[2]
Total return before incentive fees	2.24%	2.56%	2.24%	2.56%	(3.52)%	(3.22)%	(3.52)%	(3.22)%

Total return after incentive fees	2.24%	2.56%	2.24%	2.56%	(3.52)%	(3.22)%	(3.52)%	(3.22)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

5.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2013 through the date of filing, limited partner subscriptions totaled approximately $2,300,671, and limited partner redemptions totaled approximately $22,163,376.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended March 31, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,2013
	(Unaudited)	December 31, 2012
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$9,396,131	$4,050,440
Net unrealized trading gains on open forward contracts	724,085	5,510,378
Net unrealized trading gains on open swap agreements	—	431,271
Due from brokers	97,057,581	103,608,382

Total equity in trading accounts	107,177,797	113,600,471

Cash and cash equivalents	353,188,268	372,563,159

Total assets	$460,366,065	$486,163,630

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$409,964	$2,817,349
Net unrealized trading losses on open swap agreements	6,365,261	759,721
Redemptions payable	25,503,479	25,150,262
Accrued expenses and other liabilities	77,580	128,095

Total liabilities	32,356,284	28,855,427

PARTNERS’ CAPITAL:
Limited Partners (41,556.58 and 45,937.32 units outstanding at March 31, 2013 and December 31, 2012, respectively)	428,009,781	457,308,203

Total partners’ capital	428,009,781	457,308,203

Total liabilities and partners’ capital	$460,366,065	$486,163,630

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,299.45	$9,955.05

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2013 (Unaudited)		December 31, 2012
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(773,782)	(0.2)%	$(927,435)	(0.2)%
Currencies	874,026	0.2	284,896	0.1
Energy	284,676	0.1	99,770	0.0
Indices	(139,187)	(0.1)	2,018,688	0.4
Interest rates	$5,021,362	1.2	95,894	0.0
Metals	746,008	0.2	15,731	0.0

Total futures contracts - long	6,013,103	1.4	1,587,544	0.3

FUTURES CONTRACTS - Short:
Agricultural	851,865	0.2%	1,160,137	0.3
Currencies	(88,094)	(0.0)	157,334	0.0
Energy	(550,475)	(0.2)	518,554	0.1
Indices	2,046,627	0.5	158,907	0.0
Interest rates	(409,213)	(0.1)	(481,535)	(0.1)
Metals	1,122,354	0.3	(1,867,850)	(0.4)

Total futures contracts - short	2,973,064	0.7	(354,453)	(0.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$8,986,167	2.1%	$1,233,091	0.2%

FORWARD CONTRACTS - Long:
Australian dollars	$357,272	0.1%	$3,515	0.0%
British pounds	43,449	0.0	975,486	0.2
Euro	(5,361,735)	(1.3)	2,283,265	0.5
Gold bullion	(32,382)	(0.0)	(1,269,070)	(0.3)
Japanese yen	9,193	0.0	(1,369,431)	(0.3)
New Zealand dollars	178,397	0.1	360,776	0.1
Other	(4,240,045)	(1.0)	9,887,264	2.2

Total forward contracts - long	(9,045,851)	(2.1)	10,871,805	2.4

FORWARD CONTRACTS - Short:
Australian dollars	(828,915)	(0.2)	235,632	0.1
British pounds	121,680	0.0	(832,162)	(0.2)
Euro	5,693,286	1.4	(6,940,417)	(1.5)
Gold bullion	476,417	0.1	543,202	0.1
Japanese yen	470,680	0.1	5,071,648	1.1
New Zealand dollars	(299,517)	(0.1)	(120,666)	(0.0)
Other	4,136,305	1.0	(3,318,664)	(0.7)

Total forward contracts - short	9,769,936	2.3	(5,361,427)	(1.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$724,085	0.2%	$5,510,378	1.3%

SWAP AGREEMENTS - Long:
Credit default swaps	$(35,251)	(0.0)%	$—	0.0%
Interest rate swaps	(1,371,293)	(0.3)	(57,468)	(0.0)

Total swap agreements - long	(1,406,544)	(0.3)	(57,468)	(0.0)

SWAP AGREEMENTS - Short:
Credit default swaps	(1,454,442)	(0.4)	(759,721)	(0.2)
Interest rate swaps	(3,504,275)	(0.8)	488,739	0.1

Total swap agreements - short	(4,958,717)	(1.2)	(270,982)	(0.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN SWAP AGREEMENTS	$(6,365,261)	(1.5)%	$(328,450)	(0.1)%

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$3,344,991	0.8%	$6,415,019	1.4%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2013	2012
NET INVESTMENT INCOME:
Interest income	$61,421	$63,095

EXPENSES
Brokerage commissions	242,021	211,135
Interest expense - brokers	112,353	68,209
Administration fees	2,500	2,500
Professional fees	37,156	50,125
Other expenses	10,584	5,186

Total expenses	404,614	337,155

Net investment loss	(343,193)	(274,060)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts/agreements	19,717,372	7,516,163
Net change in unrealized gains (losses) on translation of foreign currency	(727,054)	662,618
Net change in unrealized trading gains (losses) on open contracts/agreements	(3,070,028)	(23,968,833)

Net gain (loss) on trading activities	15,920,290	(15,790,052)

NET INCOME (LOSS)	$15,577,097	$(16,064,112)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$344.40	$(248.09)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Limited	General
	Partners	Partner	Total
PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	$—	$457,308,203

Issuance of 615.48 units of limited partnership interest	6,205,151	—	6,205,151
Redemption of 4,996.22 units of limited partnership interest	(51,080,670)	—	(51,080,670)
Net gain	15,577,097	—	15,577,097

PARTNERS’ CAPITAL - March 31, 2013	$428,009,781	$—	$428,009,781

PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	$—	$675,495,416
Issuance of 2,551.79 units of limited partnership interest	26,644,467	—	26,644,467
Redemption of 5,009.29 units of limited partnership interest	(51,657,364)	—	(51,657,364)
Net loss	(16,064,112)	—	(16,064,112)

PARTNERS’ CAPITAL - March 31, 2012	$634,418,407	$—	$634,418,407

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,577,097	$(16,064,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Net unrealized trading (gains) losses on open futures contracts	(7,753,076)	8,482,830
Net unrealized trading (gains) losses on open forward contracts	4,786,293	15,486,003
Net unrealized trading (gains) losses on open swap agreements	6,036,811	—
Due from brokers	6,550,801	(33,652,458)
Interest receivable	—	4,425
Accrued expenses and other liabilities	(50,515)	48,168

Net cash provided by (used in) operating activities	25,147,411	(25,695,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	6,205,151	26,644,467
Payments on redemptions	(50,727,453)	(34,879,143)

Net cash used in financing activities	(44,522,302)	(8,234,676)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,374,891)	(33,929,820)

CASH AND CASH EQUIVALENTS - Beginning of period	372,563,159	626,598,519

CASH AND CASH EQUIVALENTS - End of period	$353,188,268	$592,668,699

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE PERIOD:	$112,353	$68,209

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2013, and the results of its operations for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

1.	ORGANIZATION OF THE TRADING COMPANY

The Trading Company was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a registered investment adviser and is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse (“CS”), JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank (“DB”) and Merrill Lynch (“ML”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $90,966,229 and $102,017,458 as of March 31, 2013 and December 31, 2012, respectively.

Expenses – Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures, forward and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A. and Bank of America.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2013. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the three months ended March 31, 2013 and year ended December 31, 2012.

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

The Trading Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date under current market conditions. The fair value of the Trading Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the statements of financial condition.

The inputs used to determine the fair value of the Trading Company’s investments are summarized in the three broad levels listed below:

•	Level 1 — quoted prices in active markets for identical assets or liabilities

•	Level 2 — investments with other significant observable inputs

•	Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2013 and December 31, 2012, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of March 31, 2013 and December 31, 2012, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$14,940,742	$14,940,742	$—	$—
Forward contracts	16,343,965	—	16,343,965	—
Swap agreements	4,840,418	—	4,840,418	—

Total Assets	36,125,125	14,940,742	21,184,383	—

Liabilities
Futures contracts	(5,954,575)	(5,954,575)	—	—
Forward contracts	(15,619,880)	—	(15,619,880)	—
Swap agreements	(11,205,679)	—	(11,205,679)	—

Total Liabilities	(32,780,134)	(5,954,575)	(26,825,559)	—

Net Fair Value	$3,344,991	$8,986,167	$(5,641,176)	$—

	Fair Value Measurements
Investments	As of December 31, 2012	Level 1	Level 2	Level 3
Assets
Futures contracts	$10,423,772	$10,423,772	$—	$—
Forward contracts	21,156,606	—	21,156,606	—
Swap agreements	1,593,932	—	1,593,932	—

Total Assets	33,174,310	10,423,772	22,750,538	—

Liabilities
Futures contracts	(9,190,681)	(9,190,681)	—	—
Forward contracts	(15,646,228)	—	(15,646,228)	—
Swap agreements	(1,922,382)	—	(1,922,382)	—

Total Liabilities	(26,759,291)	(9,190,681)	(17,568,610)	—

Net Fair Value	$6,415,019	$1,233,091	$5,181,928	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of March 31, 2013 based on the levels assigned at December 31, 2012.

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

Interest rate swaps relate to contracts taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. The payment flows are usually netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as unrealized trading gains (losses) on open contracts in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy or debt restructuring). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising an index or receive a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. As a seller (writer), the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged.

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains (losses) on closed contracts in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) the closing transaction and the Trading Company’s basis in the contract, if any. Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized on the statements of financial condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

As of March 31, 2013, the Trading Company utilized JPM, CS and ML to clear its futures trading activity. As of March 31, 2013, the portion of net unrealized gains (losses) attributed to JPM, CS and ML was $4,151,504, $5,244,627 and $(409,964), respectively.

As of March 31, 2013, the Trading Company utilized RBS and DB to clear its forward trading activity. As of March 31, 2013, the portion of net unrealized gains (losses) attributed to RBS and DB was $342,001 and $382,084, respectively.

As of March 31, 2013, the total fair value and notional amounts of credit default swaps where the Trading Company is the seller were $1,447,990 and $445,000,000, respectively. The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The credit spread of the underlying indices ranged between 125 basis points and 486 basis points. The Trading Company has posted cash collateral of $32,090,001 with respective counterparties in the normal course of business. The maturity date for open credit default swaps is June 20, 2018.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At March 31, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At March 31, 2013, the Trading Company's due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company's financial condition or results of operations.

During the quarter ended March 31, 2013, the Trading Company traded 26,727 exchange-traded futures contracts and settled 15,287 forward contracts and 1,386 swap agreements. During the quarter ended March 31, 2012, the Trading Company traded 49,699 exchange-traded futures contracts and settled 10,745 forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. This netting basis is executed across products and cash collateral when these provisions are specified in the netting agreement. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2013, the OTC contracts in a net liability position were the credit default swaps and the interest rate swaps. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2013, may differ from the net liability amounts recorded as of March 31, 2013, and such differences can be material.

Forward contracts are entered into at an arm’s-length basis with RBS and DB. The Trading Company’s accounting policy is such that open contracts with the same counterparty are netted at the account level on the statements of financial condition, in accordance with master netting arrangements in place with each party, as applicable. Netting is effective across products and cash collateral when so specified in the applicable netting agreement. At March 31, 2013 and December 31, 2012, estimated credit risk with regard to forward contracts was $724,085 and $5,510,378, respectively. At March 31, 2013 and December 31, 2012, estimated credit risk with regard to swap agreements was $0 and $431,271, respectively.

For exchange-traded contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	March 31, 2013
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$15,564,178		$(15,331,288)
Metals		779,787		(288,592)

Total open forward contracts		16,343,965		(15,619,880)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,834,051		(1,755,968)
Currencies		875,151		(89,219)
Energy		1,064,785		(1,330,584)
Indices		3,765,447		(1,858,007)
Interest rates		5,472,467		(860,318)
Metals		1,928,841		(60,479)

Total open futures contracts		14,940,742		(5,954,575)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		235,227		(1,724,920)
Interest rates		4,605,191		(9,480,759)

Total open swap agreements		4,840,418		(11,205,679)

Total Derivatives		$36,125,125		$(32,780,134)

	December 31, 2012
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,240,235		$(13,640,842)
Metals		916,371		(2,005,386)

Total open forward contracts		21,156,606		(15,646,228)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,281,938		(2,049,236)
Currencies		575,080		(132,850)
Energy		1,267,932		(649,608)
Indices		3,300,451		(1,122,856)
Interest rates		2,740,640		(3,126,281)
Metals		257,731		(2,109,850)

Total open futures contracts		10,423,772		(9,190,681)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		10,609		(770,330)
Interest rates		1,583,323		(1,152,052)

Total open swap agreements		1,593,932		(1,922,382)

Total Derivatives		$33,174,310		$(26,759,291)

The following table presents the impact of derivative instruments on the statements of operations:

		For the three months ended March 31,
		2013 (Unaudited)	2012 (Unaudited)
	Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies		$11,265,956	$7,544,639
Metals		(360,429)	252,045

	Net realized trading gains/losses on closed contracts	$10,905,527	$7,796,684

Currencies		$(6,366,503)	$(12,783,572)
Metals		1,580,210	(2,702,431)

	Net change in unrealized trading gaines/losses on open contracts	$(4,786,293)	$(15,486,003)

Futures contracts
Agricultural		$545,473	$(467,203)
Currencies		(123,171)	(1,939,394)
Energy		(3,789,345)	9,583,908
Indices		24,182,773	10,852,814
Interest rates		(8,623,089)	(8,772,123)
Metals		(3,479,674)	(9,350,589)

	Net realized trading gains/losses on closed contracts	$8,712,967	$(92,587)

Agricultural		$(154,619)	$972,883
Currencies		343,702	(1,714,486)
Energy		(884,123)	(2,147,018)
Indices		(270,155)	2,064,377
Interest rates		4,997,790	(6,357,001)
Metals		3,720,481	(1,301,585)

	Net change in unrealized trading gaines/losses on open contracts	$7,753,076	$(8,482,830)

Swap agreements
Credit default swaps		$(1,413,817)	$—
Interest rate swaps		2,490,372	—

	Net realized trading gains/losses on closed agreements	$1,076,555	$—

Credit default swaps		$(729,972)	$—
Interest rate swaps		(5,306,839)	—

	Net change in unrealized trading gaines/losses on open agreements	$(6,036,811)	$—

Amounts in the table above exclude foreign exchange spot contracts.

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) which amended Accounting Standards Codification Subtopic 210-20, Balance Sheet Offsetting. ASU 2013-01 clarified the scope of ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity’s financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of GAAP or subject to an enforceable master netting arrangement or similar agreement. The guidance in ASU 2013-01 and ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, with retrospective disclosure required for comparative periods presented.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
As of March 31, 2013
Open futures contracts
Credit Suisse	$8,325,700	$(3,081,073)	$5,244,627	$—	$(17,299,645)	$22,544,272
JPMorgan Chase	5,638,712	(1,487,208)	4,151,504	—	(16,115,893)	20,267,397

Total open futures contracts	$13,964,412	$(4,568,281)	$9,396,131	$—	$(33,415,538)	$42,811,669

Open forward contracts
Deutsche Bank	$7,260,431	$(6,878,347)	$382,084	$—	$(4,053,950)	$4,436,034
Royal Bank of Scotland	9,083,534	(8,741,533)	342,001	—	(18,419,318)	18,761,319

Total open forward contracts	$16,343,965	$(15,619,880)	$724,085	$—	$(22,473,268)	$23,197,353

As of December 31, 2012
Open futures contracts
JPMorgan Chase	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Total open futures contracts	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Open forward contracts
Deutsche Bank	$12,060,094	$(9,074,899)	$2,985,195	$—	$(4,057,017)	$7,042,212
Royal Bank of Scotland	9,096,513	(6,571,330)	2,525,183	—	(15,359,412)	17,884,595

Total open forward contracts	$21,156,607	$(15,646,229)	$5,510,378	$—	$(19,416,429)	$24,926,807

Open swap agreements
Royal Bank of Scotland	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

Total open swap agreements	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2013
Open futures contracts
Merrill Lynch	$1,386,294	$(976,330)	$409,964	$—	$2,981,451	$(2,571,487)

Total open futures contracts	$1,386,294	$(976,330)	$409,964	$—	$2,981,451	$(2,571,487)

Open swap agreements
JPMorgan Chase	$1,724,920	$(235,227)	$1,489,693	$—	$32,090,001	$(30,600,308)
Royal Bank of Scotland	9,480,759	(4,605,191)	4,875,568	—	5,971	4,869,597

Total open swap agreements	$11,205,679	$(4,840,418)	$6,365,261	$—	$32,095,972	$(25,730,711)

As of December 31, 2012
Open futures contracts
Credit Suisse	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Total open futures contracts	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Open swap agreements
JPMorgan Chase	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

Total open swap agreements	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Per unit operating performance:
Beginning net asset value	$9,955.05	$10,416.17

Income (loss) from investment operations:
Net investment loss	(7.90)	(4.30)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	352.30	(243.79)

Total income (loss) from investment operations	344.40	(248.09)

Ending net asset value	$10,299.45	$10,168.08

Ratios to average partners’ capital:[1]
Expenses	0.37%	0.21%

Net investment loss	(0.31)%	(0.17)%

Total return[2]	3.46%	(2.38)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2013 through the date of filing, limited partner subscriptions totaled $2,400,671, and limited partner redemptions totaled $29,796,609.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed April 1, 2013.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended March 31, 2013:

31-Mar-13
Ending Equity	$353,685,551

Three months ended March 31, 2013:

Net assets decreased $25,665,436 for the three months ended March 31, 2013. This decrease was attributable to subscriptions in the amount of $5,205,151, redemptions in the amount of $39,366,929 and a net gain from operations of $8,496,342.

Management fees of $2,741,891 and servicing fees of $1,397,026 were paid or accrued, and interest of $50,637 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2013.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2013 were $216,408.

January began with noteworthy results from long equity exposure across all regions, but particularly in US and European indices. However, this was nullified by losses on long fixed income exposure, with US Treasuries, French bonds, Short Sterling and Eurodollar being the main detractors. Commodity allocations generated a gain, largely due to short electricity contracts as milder, wetter weather drove prices down, but long exposure to oil and oil derivatives and short gold exposure also returned positive numbers. Short exposure to European and US credit default protection captured gains over the past months as the cost of default insurance fell. Currency trading also added positive returns largely by way of short exposure to Japanese yen which fell 6% (on a trade-weighted basis) following the announcement of a stimulus and deflation control.

Commodity and currency trading were major factors in losses in February. Energy trading took a hit in February, with all positions contributing to the loss. Long positions in crude oil and its by-products was the main theme. The story was similar within the metals sector as long exposure to base metals suffered from the pull back in growth sensitive commodities over the month. Currency trading provided mixed performance. Short GBP positions performed well on the back of the UK rating downgrade and prospects for further quantitative easing. However, this was offset by losses from short USD positions as the dollar rose 3.3% on a trade weighted basis. On the positive side, long exposure to both bonds and short term interest rates performed positively over the month, reversing some of the sector’s losses from last month as markets returned to a more cautious state, following the overwhelmingly bullish nature of January. As such safe haven bonds (US Treasuries in particular) returned some of the larger gains, but with further returns coming from emerging market bonds as well. On the interest rate side, long positions in Eurodollar, Euribor and Short Sterling all contributed positive performances as there continued to be no immediate end in sight to the relaxed monetary policies of the major central banks.

Long exposure to rising stock markets generated good performance in March. US equities added the largest contribution with main European indices and Japanese stocks also performing. The only notable negative came from a long exposure to the Korean Kospi. Further positive returns were also added by long holdings of bonds. Yields on most European debt fell, benefitting the portfolio, as investor sought safety in light of Eurozone issues. A small portion of the gain was given back via Italian long dated bonds and US Treasuries. Currency trading had a positive month, due largely to a continuing short exposure to the US dollar. The credit sector detracted as short exposure to the rising cost of European default protection resulted in a loss. The allocation to commodities also delivered negative performance on the whole, driven predominantly by a long exposure to energy markets. Crude oil and its derivatives caused the most pain. AHL was positioned long at the start of the period and suffered as oil prices fell, but reduced this exposure and did not participate in some of the upward movement towards the end of the period.

Periods Ended March 31, 2012:

31-Mar-12
Ending Equity	$503,545,746

Three months ended March 31, 2012:

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

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2012 were $239,329.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2013. As of March 31, 2013, the Partnership’s average capitalization was $353,443,431.

Quarter-Ended March 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$5,212,057	1.47%	$5,212,057	$5,212,057
Bonds	$9,431,432	2.67%	$9,431,432	$9,431,432
Credit	$22,075,430	6.25%	$22,075,430	$22,075,430
Currencies	$10,401,509	2.94%	$10,401,509	$10,401,509
Energies	$5,526,865	1.56%	$5,526,865	$5,526,865
Interest rates	$13,093,653	3.70%	$13,093,653	$13,093,653
Metals	$3,831,373	1.08%	$3,831,373	$3,831,373
Stock indices	$12,941,627	3.66%	$12,941,627	$12,941,627

Total	$82,513,946	23.33%	$82,513,946	$82,513,946

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2013. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2013.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2013, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2013 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2013, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of March 31, 2013, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary agricultural market exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2013.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2013, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2013.

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

The General Partner, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended

March 31, 2013. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On January 31, 2013, February 28, 2013 and March 31, 2013, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $407,591, $842,750 and $2,829,400, respectively. On January 31, 2013, February 28, 2013 and March 31, 2013, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On January 31, 2013, February 28, 2013 and March 31, 2013, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $507,750, $558,160 and $59,500, respectively. On January 31, 2013, February 28, 2013 and March 31, 2013, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2013:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 31, 2013	$6,906,823	$676,107	$1,893,387	$0
February 28, 2013	$9,259,625	$1,028,302	$2,219,591	$440,547
March 31, 2013	$12,718,921	$1,518,997	$2,301,797	$402,832
TOTAL	$28,885,369	$3,223,406	$6,414,775	$843,379

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

Man-AHL Diversified I L.P. (Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl
Eric Burl

President and Chief Executive Officer

By:	/s/ JingLu Eng
JingLu Eng

As Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document