Form 10-Q
period 2013-06-30
MAN AHL DIVERSIFIED I LP
filed 2013-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Man-AHL Diversified I L.P.

STATEMENTS OF FINANCIAL CONDITION (a)
STATEMENTS OF OPERATIONS (b)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (c)
STATEMENTS OF CASH FLOWS (c)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At June 30, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended June 30, 2013 and 2012 (unaudited) and for the six months ended June 30, 2013 and 2012 (unaudited)
(c)	For the six months ended June 30, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$292,797,727	$379,350,987
Due from Man-AHL Diversified Trading Company L.P.	14,103,161	21,770,073
Cash	3,907,601	961,791

Total	$310,808,489	$402,082,851

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$12,749,751	$20,073,796
Subscriptions received in advance	3,907,601	916,841
Management fees payable	747,698	965,924
Servicing fees payable	378,596	492,005
Accrued expenses and other liabilities	226,623	283,298

Total liabilities	18,010,269	22,731,864

PARTNERS’ CAPITAL:
General Partner—Class A Series 1 (186.37 unit equivalents outstanding at June 30, 2013 and December 31, 2012)	511,100	537,590
Limited Partners—Class A Series 1 (74,058.73 and 89,732.52 units outstanding at June 30, 2013 and December 31, 2012, respectively)	203,094,065	258,830,984
Limited Partners—Class A Series 2 (7,422.02 and 11,009.49 units outstanding at June 30, 2013 and December 31, 2012, respectively)	21,468,194	33,286,088
Limited Partners—Class B Series 1 (24,414.34 and 27,119.07 units outstanding at June 30, 2013 and December 31, 2012, respectively)	66,952,530	78,224,406
Limited Partners—Class B Series 2 (267.01 and 2,802.10 units outstanding at June 30, 2013 and December 31, 2012, respectively)	772,331	8,471,919

Total partners’ capital	292,798,220	379,350,987

Total liabilities and partners’ capital	$310,808,489	$402,082,851

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 1	$2,742.34	$2,884.47

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 2	$2,892.50	$3,023.40

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 1	$2,742.34	$2,884.48

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 2	$2,892.54	$3,023.42

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$53,104	$97,725	$103,741	$147,265
Brokerage commissions	(244,876)	(181,890)	(444,371)	(347,480)
Other expenses	(62,646)	(114,984)	(196,284)	(213,801)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(254,418)	(199,149)	(536,914)	(414,016)

PARTNERSHIP EXPENSES:
Management fees	2,462,098	3,587,407	5,203,989	7,404,851
Servicing fees	1,249,690	1,828,921	2,646,716	3,777,767
Administration fees	111,890	156,646	233,115	321,291
Professional fees	55,000	68,262	110,000	124,525
Other expenses	46,752	24,465	86,935	42,886

Total expenses	3,925,430	5,665,701	8,280,755	11,671,320

Net investment loss	(4,179,848)	(5,864,850)	(8,817,669)	(12,085,336)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(13,593,869)	(10,327,652)	2,661,769	(4,481,254)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(4,012,758)	(1,187,650)	(7,134,233)	(19,522,905)

Net losses on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(17,606,627)	(11,515,302)	(4,472,464)	(24,004,159)

NET LOSS	$(21,786,475)	$(17,380,152)	$(13,290,133)	$(36,089,495)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$(206.78)	$(108.74)	$(142.13)	$(220.09)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$(208.37)	$(103.31)	$(130.90)	$(208.65)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$(206.79)	$(108.74)	$(142.14)	$(220.09)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$(208.34)	$(103.31)	$(130.88)	$(208.64)

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	5,869,262	1,982	—	—	—	—	2,152,737	731	—	—	8,021,999	2,713
Redemptions	(51,431,247)	(17,656)	—	—	(11,484,450)	(3,587)	(10,040,108)	(3,436)	(8,328,828)	(2,535)	(81,284,633)	(27,214)
Net income (loss)	(10,174,934)	—	(26,490)	—	(333,444)	—	(3,384,505)	—	629,240	—	(13,290,133)	—

PARTNERS’ CAPITAL June 30, 2013	$203,094,065	74,059	$511,100	186	$21,468,194	7,422	$66,952,530	24,414	$772,331	267	$292,798,220	106,348

PARTNERS’ CAPITAL January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078
Subscriptions	26,530,310	8,513	—	—	515,000	160	12,540,299	4,026	405,000	125	39,990,609	12,824
Redemptions	(42,350,815)	(13,908)	—	—	(9,900,190)	(3,136)	(17,704,353)	(5,793)	(2,950,241)	(931)	(72,905,599)	(23,768)
Net loss	(24,828,663)	—	(41,019)	—	(3,044,123)	—	(7,393,796)	—	(781,894)	—	(36,089,495)	—

PARTNERS’ CAPITAL June 30, 2012	$315,404,580	107,142	$548,646	186	$39,419,685	12,856	$93,169,863	31,650	$10,118,604	3,300	$458,661,378	155,134

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,290,133)	$(36,089,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(8,021,999)	(39,990,888)
Sales of investments in Man-AHL Diversified Trading Company L.P.	97,232,793	76,559,019
Net (gain) loss on trading activities and net investment (gain) loss allocated from investments in Man-AHL Diversified Trading Company L.P.	5,009,378	24,418,175
Changes in assets and liabilities:
Management fees payable	(218,226)	(140,121)
Servicing fees payable	(113,409)	(73,116)
Accrued expenses and other liabilities	(56,675)	(49,033)

Net cash provided by operating activities	80,541,729	24,634,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	11,012,759	39,781,874
Payments on redemptions	(88,608,678)	(64,625,445)

Net cash used in financing activities	(77,595,919)	(24,843,571)

NET INCREASE (DECREASE) IN CASH	2,945,810	(209,030)
CASH—Beginning of period	961,791	7,500,730

CASH—End of period	$3,907,601	$7,291,700

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At June 30, 2013 and December 31, 2012, the Partnership owned 30,210.35 and 38,106.40 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2013 and December 31, 2012 was 83.25% and 82.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2013, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the six months ended June 30, 2013 and 2012, no incentive fees were earned by the Advisor.

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

As of June 30, 2013, the Trading Company utilized JPMorgan Chase (“JPM”), Credit Suisse (“CS”) and Merrill Lynch (“ML”) to clear its futures trading activity. As of June 30, 2013, the Trading Company utilized Royal Bank of Scotland (“RBS”) and Deutsche Bank (“DB”) to clear its forward trading activity. As of June 30, 2013, the Trading Company entered into swap agreements with JPM and RBS.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At June 30, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At June 30, 2013, the Trading Company’s due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2013 and June 30, 2012. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2013 or for the year ended December 31, 2012.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013				For the three months ended June 30, 2012
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,949.12	$3,100.87	$2,949.13	$3,100.88	$3,052.53	$3,169.60	$3,052.54	$3,169.62

Income (loss) from investment operations:
Net investment loss	(37.84)	(30.47)	(37.51)	(37.23)	(37.46)	(29.09)	(37.59)	(29.31)
Net realized and unrealized gains (losses) on trading activities	(168.94)	(177.90)	(169.28)	(171.11)	(71.28)	(74.22)	(71.15)	(74.00)

Total income (loss) from investment operations	(206.78)	(208.37)	(206.79)	(208.34)	(108.74)	(103.31)	(108.74)	(103.31)

Ending net asset value	$2,742.34	$2,892.50	$2,742.34	$2,892.54	$2,943.79	$3,066.29	$2,943.80	$3,066.31

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.24%	4.02%	5.20%	4.89%	5.07%	3.80%	5.08%	3.83%

Total expenses	5.24%	4.02%	5.20%	4.89%	5.07%	3.80%	5.08%	3.83%

Net investment loss	(5.18)%	(3.96)%	(5.13)%	(4.82)%	(4.99)%	(3.72)%	(5.00)%	(3.75)%

Total return:[2]
Total return before incentive fees	(7.01)%	(6.72)%	(7.01)%	(6.72)%	(3.56)%	(3.26)%	(3.56)%	(3.26)%

Total return after incentive fees	(7.01)%	(6.72)%	(7.01)%	(6.72)%	(3.56)%	(3.26)%	(3.56)%	(3.26)%

	For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95

Income (loss) from investment operations:
Net investment loss	(75.60)	(60.61)	(75.04)	(67.20)	(76.05)	(58.79)	(76.65)	(59.15)
Net realized and unrealized gains (losses) on trading activities	(66.53)	(70.29)	(67.10)	(63.68)	(144.04)	(149.86)	(143.44)	(149.49)

Total income (loss) from investment operations	(142.13)	(130.90)	(142.14)	(130.88)	(220.09)	(208.65)	(220.09)	(208.64)

Ending net asset value	$2,742.34	$2,892.50	$2,742.34	$2,892.54	$2,943.79	$3,066.29	$2,943.80	$3,066.31

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.28%	4.04%	5.24%	4.48%	5.02%	3.75%	5.06%	3.77%

Total expenses	5.28%	4.04%	5.24%	4.48%	5.02%	3.75%	5.06%	3.77%

Net investment loss	(5.22)%	(3.98)%	(5.18)%	(4.42)%	(4.97)%	(3.69)%	(5.00)%	(3.72)%

Total return:[2]
Total return before incentive fees	(4.93)%	(4.33)%	(4.93)%	(4.33)%	(6.96)%	(6.37)%	(6.96)%	(6.37)%

Total return after incentive fees	(4.93)%	(4.33)%	(4.93)%	(4.33)%	(6.96)%	(6.37)%	(6.96)%	(6.37)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

5.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2013 through the date of filing, limited partner subscriptions totaled $4,128,695, and limited partner redemptions totaled $14,058,562.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

(a)	At June 30, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended June 30, 2013 and 2012 (unaudited) and for the six months ended June 30, 2013 and 2012 (unaudited)
(c)	For the six months ended June 30, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,2013
	(Unaudited)	December 31, 2012
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,371,914	$4,050,440
Net unrealized trading gains on open forward contracts	3,407,007	5,510,378
Net unrealized trading gains on open swap agreements	5,099,915	431,271
Due from brokers	79,052,479	103,608,382

Total equity in trading accounts	89,931,315	113,600,471
Cash and cash equivalents	296,837,464	372,563,159
Interest receivable	11,664	—

Total assets	$386,780,443	$486,163,630

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$2,489,701	$2,817,349
Net unrealized trading losses on open swap agreements	9,821,978	759,721
Premiums received on credit default swap agreements	5,807,215	—
Redemptions payable	16,880,237	25,150,262
Accrued expenses and other liabilities	88,146	128,095

Total liabilities	35,087,277	28,855,427

PARTNERS’ CAPITAL:
Limited Partners (36,287.07 and 45,937.32 units at June 30, 2013 and December 31, 2012, respectively)	351,693,166	457,308,203

Total partners’ capital	351,693,166	457,308,203

Total liabilities and partners’ capital	$386,780,443	$486,163,630

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,691.97	$9,955.05

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2013 (Unaudited)		December 31, 2012
		Percent of Partners’		Percent of Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS—Long:
Agricultural	$(837,516)	(0.2)%	$(927,435)	(0.2)%
Currencies	(131,660)	(0.0)	284,896	0.1
Energy	(387,234)	(0.1)	99,770	0.0
Indices	394,754	0.1	2,018,688	0.4
Interest rates	(4,071,654)	(1.2)	95,894	0.0
Metals	50,090	0.0	15,731	0.0

Total futures contracts—long	(4,983,220)	(1.4)	1,587,544	0.3

FUTURES CONTRACTS—Short:
Agricultural	1,392,483	0.4	1,160,137	0.3
Currencies	(48,468)	(0.0)	157,334	0.0
Energy	141,312	0.0	518,554	0.1
Indices	503,569	0.1	158,907	0.0
Interest rates	843,403	0.3	(481,535)	(0.1)
Metals	2,033,134	0.6	(1,867,850)	(0.4)

Total futures contracts—short	4,865,433	1.4	(354,453)	(0.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$(117,787)	0.0%	$1,233,091	0.2%

FORWARD CONTRACTS—Long:
Australian dollars	$(3,247,422)	(0.9)%	$3,515	0.0%
British pounds	(1,308,025)	(0.4)	975,486	0.2
Euro	(2,557,968)	(0.7)	2,283,265	0.5
Gold bullion	(521,881)	(0.2)	(1,269,070)	(0.3)
Japanese yen	(1,068,620)	(0.3)	(1,369,431)	(0.3)
New Zealand dollars	(900,736)	(0.3)	360,776	0.1
Other	(6,822,738)	(1.9)	9,887,264	2.2

Total forward contracts—long	(16,427,390)	(4.7)	10,871,805	2.4

FORWARD CONTRACTS—Short:
Australian dollars	3,598,393	1.0	235,632	0.1
British pounds	712,401	0.2	(832,162)	(0.2)
Euro	1,704,121	0.5	(6,940,417)	(1.5)
Gold bullion	2,827,548	0.8	543,202	0.1
Japanese yen	(97,236)	(0.0)	5,071,648	1.1
New Zealand dollars	350,647	0.1	(120,666)	(0.0)
Other	10,738,523	3.0	(3,318,664)	(0.7)

Total forward contracts—short	19,834,397	5.6	(5,361,427)	(1.1)

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$3,407,007	0.9%	$5,510,378	1.3%

SWAP AGREEMENTS—Long:
Credit default swaps*	$9,707,938	2.8%	$—	0.0%
Interest rate swaps	32,027,023	9.1	(57,468)	(0.0)

Total swap agreements—long	41,734,961	11.9	(57,468)	(0.0)

SWAP AGREEMENTS—Short:
Credit default swaps*	(4,608,023)	(1.3)	(759,721)	(0.2)
Interest rate swaps	(41,849,001)	(11.9)	488,739	0.1

Total swap agreements—short	(46,457,024)	(13.2)	(270,982)	(0.1)

NET UNREALIZED TRADING LOSSES ON OPEN SWAP AGREEMENTS	$(4,722,063)	(1.3)%	$(328,450)	(0.1)%

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$(1,432,843)	(0.4)%	$6,415,019	1.4%

*	June 30, 2013 value includes centrally-cleared credit default swaps of $9,135,166 and $(3,690,542) for long and short positions, respectively.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INVESTMENT INCOME:
Interest income	$63,984	$122,309	$125,405	$185,404

EXPENSES
Brokerage commissions	294,631	227,546	536,652	438,681
Interest expense—brokers	22,673	82,178	135,026	150,387
Administration fees	2,500	2,500	5,000	5,000
Professional fees	37,156	51,811	74,312	101,936
Other expenses	13,064	7,496	23,648	12,682

Total expenses	370,024	371,531	774,638	708,686

Net investment loss	(306,040)	(249,222)	(649,233)	(523,282)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(16,332,693)	(13,118,697)	3,384,679	(5,602,534)
Net change in unrealized gains (losses) on translation of foreign currency	199,901	(608,583)	(527,153)	54,035
Net change in unrealized trading gains (losses) on open contracts/agreements	(4,777,834)	(483,599)	(7,847,862)	(24,452,432)

Net loss on trading activities	(20,910,626)	(14,210,879)	(4,990,336)	(30,000,931)

NET LOSS	$(21,216,666)	$(14,460,101)	$(5,639,569)	$(30,524,213)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$(607.48)	$(246.08)	$(263.08)	$(494.17)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Limited	General
	Partners	Partner	Total
PARTNERS’ CAPITAL—January 1, 2013	$457,308,203	$—	$457,308,203
Issuance of 889.29 units of limited partnership interest	9,121,999	—	9,121,999
Redemption of 10,539.54 units of limited partnership interest	(109,097,467)	—	(109,097,467)
Net loss	(5,639,569)	—	(5,639,569)

PARTNERS’ CAPITAL—June 30, 2013	$351,693,166	$—	$351,693,166

PARTNERS’ CAPITAL—January 1, 2012	$675,495,416	$—	$675,495,416
Issuance of 4,114.39 units of limited partnership interest	42,557,502	—	42,557,502
Redemption of 12,450.99 units of limited partnership interest	(126,796,338)	—	(126,796,338)
Net loss	(30,524,213)	—	(30,524,213)

PARTNERS’ CAPITAL—June 30, 2012	$560,732,367	$—	$560,732,367

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,639,569)	$(30,524,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Net unrealized trading (gains) losses on open futures contracts	1,350,878	11,897,867
Net unrealized trading (gains) losses on open forward contracts	2,103,371	12,554,565
Net unrealized trading (gains) losses on open swap agreements	4,393,613	—
Due from brokers	24,555,903	(13,720,972)
Interest receivable	(11,664)	4,163
Premiums received on credit default swap agreements	5,807,215	—
Accrued expenses and other liabilities	(39,949)	(39,086)

Net cash provided by (used in) operating activities	32,519,798	(19,827,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	9,121,999	42,557,502
Payments on redemptions	(117,367,492)	(107,766,871)

Net cash used in financing activities	(108,245,493)	(65,209,369)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,725,695)	(85,037,045)
CASH AND CASH EQUIVALENTS—Beginning of period	372,563,159	626,598,519

CASH AND CASH EQUIVALENTS—End of period	$296,837,464	$541,561,474

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$135,026	$150,387

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P. and Man-AHL Diversified II L.P., are limited partnerships whose general partner is the General Partner.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $79,104,767 and $102,017,458 as of June 30, 2013 and December 31, 2012, respectively.

Expenses – Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures, forwards and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

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

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2013 and June 30, 2012. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the change in net asset value per unit from the beginning of the year to the end of the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2013 and year ended December 31, 2012.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2013 and December 31, 2012, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of June 30, 2013 and December 31, 2012, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2013 (Unaudited)	Level 1	Level 2	Level 3
Assets
Futures contracts	$7,940,205	$7,940,205	$—	$—
Forward contracts	22,228,133	—	22,228,133	—
Swap agreements	45,294,725	—	45,294,725	—

Total Assets	75,463,063	7,940,205	67,522,858	—

Liabilities
Futures contracts	(8,057,992)	(8,057,992)	—	—
Forward contracts	(18,821,126)	—	(18,821,126)	—
Swap agreements	(50,016,788)	—	(50,016,788)	—

Total Liabilities	(76,895,906)	(8,057,992)	(68,837,914)	—

Net Fair Value	$(1,432,843)	$(117,787)	$(1,315,056)	$—

	Fair Value Measurements
Investments	As of December 31, 2012	Level 1	Level 2	Level 3
Assets
Futures contracts	$10,423,772	$10,423,772	$—	$—
Forward contracts	21,156,606	—	21,156,606	—
Swap agreements	1,593,932	—	1,593,932	—

Total Assets	33,174,310	10,423,772	22,750,538	—

Liabilities
Futures contracts	(9,190,681)	(9,190,681)	—	—
Forward contracts	(15,646,228)	—	(15,646,228)	—
Swap agreements	(1,922,382)	—	(1,922,382)	—

Total Liabilities	(26,759,291)	(9,190,681)	(17,568,610)	—

Net Fair Value	$6,415,019	$1,233,091	$5,181,928	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of June 30, 2013 based on the levels assigned at December 31, 2012.

5.	DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The investment objective of the Trading Company is achieved by participation in the AHL Diversified Program directed on behalf of the Trading Company by Man-AHL (USA) Limited. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets (“OTC”)). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

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

Futures and forward contracts and swap agreements are recorded on the trade date. Upon entering into futures and forward contracts, the Trading Company is required to deposit cash or collateral with the brokers. Gains or losses are realized when contracts are matured or closed. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition.

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

The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy, debt restructuring, etc.). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, upon the occurrence of a specified negative credit event, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising an index or receive a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. As a seller (writer), upon the occurance of a specified negative credit event, the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged.

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains (losses) on closed contracts/agreements in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) the closing transaction and the Trading Company’s basis in the contract, if any. Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized on the statements of financial condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

As of June 30, 2013, the Trading Company utilized JPM, CS and ML to clear its futures trading activity. As of June 30, 2013, the portion of net unrealized gains (losses) attributed to JPM, CS and ML was $1,897,265, $474,649 and $(2,489,701), respectively.

As of June 30, 2013, the Trading Company utilized RBS and DB to clear its forward trading activity. As of June 30, 2013, the portion of net unrealized gains (losses) attributed to RBS and DB was $2,680,120 and $726,887, respectively.

As of June 30, 2013, the total fair value and notional amounts of credit default swaps where the Trading Company is the seller were $4,608,023 and $952,925,000, respectively. The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The credit spread of the underlying indices ranged between 77 basis points and 477 basis points. The Trading Company has posted cash collateral of $39,554,487 with respective counterparties of these contracts in the normal course of business. The maturity date for open credit default swaps on selling protection is June 20, 2018.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At June 30, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At June 30, 2013, the Trading Company’s due from brokers balance includes an estimated net balance at MFG UK of ($88,226) and an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the quarter ended June 30, 2013, the Trading Company traded 67,052 exchange-traded futures contracts and settled 19,882 forward contracts and 1,516 swap agreements. During the six months ended June 30, 2013, the Trading Company traded 93,779 exchange-traded futures contracts and settled 35,169 forward contracts and 2,902 swap agreements. During the quarter ended June 30, 2012, the Trading Company traded 54,426 exchange-traded futures contracts and settled 9,146 forward contracts. During the six months ended June 30, 2012, the Trading Company traded 104,125 exchange-traded futures contracts and settled 19,891 forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2013, the OTC contracts in a net liability position were the interest rate swaps. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2013, may differ from the net liability amounts recorded as of June 30, 2013, and such differences can be material.

At June 30, 2013 and December 31, 2012, estimated credit risk with regard to forward contracts was $3,407,007 and $5,510,378, respectively. At June 30, 2013 and December 31, 2012, estimated credit risk with regard to swap agreements was $5,099,915 and $431,271, respectively.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	June 30, 2013
	(Unaudited)
	Asset Derivatives		Liability Derivatives
	Statement of Financial		Statement of Financial
Primary Risk Exposure	Condition	Fair Value	Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$18,485,897		$(17,927,282)
Metals		3,742,236		(893,844)

Total open forward contracts		22,228,133		(18,821,126)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,782,120		(1,227,153)
Currencies		28,231		(208,359)
Energy		558,307		(804,229)
Indices		2,053,476		(1,155,153)
Interest rates		1,415,099		(4,643,350)
Metals		2,102,972		(19,748)

Total open futures contracts		7,940,205		(8,057,992)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		10,184,321		(5,084,406)
Interest rates		35,110,404		(44,932,382)

Total open swap agreements		45,294,725		(50,016,788)

Total Derivatives		$75,463,063		$(76,895,906)

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Statement of Financial		Statement of Financial
Primary Risk Exposure	Condition	Fair Value	Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,240,235		$(13,640,842)
Metals		916,371		(2,005,386)

Total open forward contracts		21,156,606		(15,646,228)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,281,938		(2,049,236)
Currencies		575,080		(132,850)
Energy		1,267,932		(649,608)
Indices		3,300,451		(1,122,856)
Interest rates		2,740,640		(3,126,281)
Metals		257,731		(2,109,850)

Total open futures contracts		10,423,772		(9,190,681)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		10,609		(770,330)
Interest rates		1,583,323		(1,152,052)

Total open swap agreements		1,593,932		(1,922,382)

Total Derivatives		$33,174,310		$(26,759,291)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Location of loss or gain recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$(6,287,433)	$(10,628,020)	$4,978,523	$(3,083,381)
Metals	5,216,941	(3,241,819)	4,856,512	(2,989,774)

Net realized trading gains/losses on closed contracts	$(1,070,492)	$(13,869,839)	$9,835,035	$(6,073,155)

Currencies	$325,725	$372,522	$(6,040,778)	$(12,411,050)
Metals	2,357,197	2,558,916	3,937,407	(143,515)

Net change in unrealized trading gaines/losses on open contracts	$2,682,922	$2,931,438	$(2,103,371)	$(12,554,565)

Futures contracts
Agricultural	$280,998	$1,725,807	$826,471	$1,258,604
Currencies	(340,479)	8,164,119	(463,650)	6,224,725
Energy	(6,257,182)	(6,263,644)	(10,046,527)	3,320,264
Indices	2,566,518	(15,707,230)	26,749,291	(4,854,416)
Interest rates	(13,431,346)	10,520,675	(22,054,435)	1,748,552
Metals	2,947,573	2,355,446	(532,101)	(6,995,143)

Net realized trading gains/losses on closed contracts	$(14,233,918)	$795,173	$(5,520,951)	$702,586

Agricultural	$476,884	$(2,244,968)	$322,265	$(1,272,085)
Currencies	(966,060)	(2,156,721)	(622,358)	(3,871,207)
Energy	19,877	(957,295)	(864,246)	(3,104,313)
Indices	(1,009,117)	(3,831,445)	(1,279,272)	(1,767,068)
Interest rates	(7,840,400)	5,420,469	(2,842,610)	(936,532)
Metals	214,862	354,923	3,935,343	(946,662)

Net change in unrealized trading gaines/losses on open contracts	$(9,103,954)	$(3,415,037)	$(1,350,878)	$(11,897,867)

Swap agreements
Credit default swaps	$2,119,929	$—	$706,112	$—
Interest rate swaps	(2,600,337)	—	(109,965)	—

Net realized trading gains/losses on closed agreement	$(480,408)	$—	$596,147	$—

Credit default swaps	$6,589,608	$—	$5,859,636	$—
Interest rate swaps	(4,946,410)	—	(10,253,249)	—

Net change in unrealized trading gaines/losses on open agreements	$1,643,198	$—	$(4,393,613)	$—

Amounts in the table above exclude foreign exchange spot contracts.

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) which amended Accounting Standards Codification Subtopic 210-20, Balance Sheet Offsetting. ASU 2013-01 clarified the scope of ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity’s financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives that are offset either in accordance with other requirements of GAAP or subject to an enforceable master netting arrangement or similar agreement. The guidance in ASU 2013-01 and ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, with retrospective disclosure required for comparative periods presented.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

		Gross Amount Offset in the	Net Amounts of Assets presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts	Statements of	in the Statements		Cash Collateral
	of Recognized	Financial	of Financial	Financial	Received
	Assets	Condition	Condition	Instruments	(Pledged)	Net Amount
As of June 30, 2013 (Unaudited)
Open futures contracts
Credit Suisse	$3,390,786	$(2,916,137)	$474,649	$—	$(10,959,731)	$11,434,380
JPMorgan Chase	3,273,035	(1,375,770)	1,897,265	—	(5,386,632)	7,283,897

Total open futures contracts	$6,663,821	$(4,291,907)	$2,371,914	$—	$(16,346,363)	$18,718,277

Open forward contracts
Deutsche Bank	$10,944,085	$(10,217,198)	$726,887	$—	$(2,311,866)	$3,038,753
Royal Bank of Scotland	11,284,048	(8,603,928)	2,680,120	—	(15,845,543)	18,525,663

Total open forward contracts	$22,228,133	$(18,821,126)	$3,407,007	$—	$(18,157,409)	$21,564,416

Open swap agreements
JPMorgan Chase	$10,184,321	$(5,084,406)	$5,099,915	$—	$(39,554,487)	$44,654,402

Total open swap agreements	$10,184,321	$(5,084,406)	$5,099,915	$—	$(39,554,487)	$44,654,402

As of December 31, 2012 (Unaudited)
Open futures contracts
JPMorgan Chase	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Total open futures contracts	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Open forward contracts
Deutsche Bank	$12,060,093	$(9,074,898)	$2,985,195	$—	$(4,057,017)	$7,042,212
Royal Bank of Scotland	9,096,513	(6,571,330)	2,525,183	—	(15,359,412)	17,884,595

Total open forward contracts	$21,156,606	$(15,646,228)	$5,510,378	$—	$(19,416,429)	$24,926,807

Open swap agreements
Royal Bank of Scotland	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

Total open swap agreements	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

		Gross Amount Offset in the	Net Amounts of Liabilities presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts	Statements of	in the Statements
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Liabilities	Condition	Condition	Instruments	(Pledged)	Net Amount
As of June 30, 2013 (Unaudited)
Open futures contracts
Merrill Lynch	$3,766,085	$(1,276,384)	$2,489,701	$—	$5,045,087	$(2,555,386)

Total open futures contracts	$3,766,085	$(1,276,384)	$2,489,701	$—	$5,045,087	$(2,555,386)

Open swap agreements
Royal Bank of Scotland	$44,932,382	$(35,110,404)	$9,821,978	$—	$1,421	$9,820,557

Total open swap agreements	$44,932,382	$(35,110,404)	$9,821,978	$—	$1,421	$9,820,557

As of December 31, 2012 (Unaudited)
Open futures contracts
Credit Suisse	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Total open futures contracts	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Open swap agreements
JPMorgan Chase	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

Total open swap agreements	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per unit operating performance:
Beginning net asset value	$10,299.45	$10,168.08	$9,955.05	$10,416.17
Income (loss) from investment operations:
Net investment loss	(8.12)	(4.22)	(16.01)	(8.52)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(599.36)	(241.86)	(247.07)	(485.65)

Total income (loss) from investment operations	(607.48)	(246.08)	(263.08)	(494.17)

Ending net asset value	$9,691.97	$9,922.00	$9,691.97	$9,922.00

Ratios to average partners’ capital:[1]
Expenses	0.38%	0.25%	0.38%	0.23%

Net investment loss	(0.32)%	(0.17)%	(0.31)%	(0.17)%

Total return[2]	(5.90)%	(2.42)%	(2.64)%	(4.74)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2013 through the date of filing, limited partner subscriptions totaled $4,128,695, and limited partner redemptions totaled $17,613,597.

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by Man-AHL (USA) Limited (the “Advisor”). The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its futures results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash in bank accounts with Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

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

Periods Ended June 30, 2013:

30-June-13
Ending Equity	$292,798,220

Six months ended June 30, 2013:

Net assets decreased $86,552,767 for the six months ended June 30, 2013. This decrease was attributable to subscriptions in the amount of $8,021,999, redemptions in the amount of $81,284,633 and a net loss from operations of $13,290,133.

Management Fees of $5,203,989 and servicing fees of $2,646,716 were paid or accrued, and interest of $103,741 was accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the six months ended June 30, 2013.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2013 were $430,050.

Three months ended June 30, 2013:

Net assets decreased $60,887,331 for the three months ended June 30, 2013. This decrease was attributable to subscriptions in the amount of $2,816,848, redemptions in the amount of $41,917,704 and a net loss from operations of $21,786,475.

Management Fees of $2,462,098 and servicing fees of $1,249,690 were paid or accrued, and interest of $53,104 was accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the three months ended June 30, 2013.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2013 were $213,642.

The Partnership generated positive performance in April. A long exposure to fixed income assets added a large share of returns with European bonds, US Treasuries and Eurodollar contracts all delivering profits, although long exposure to Japanese bonds detracted slightly. Profits were added by a short allocation to both precious and base metals, although platinum and palladium gave back some performance. However, the agricultural sector detracted because of exposure to wheat and corn. Negative performance came from currencies as well. Short GBP positions caused a loss with the pound moving higher as the UK avoided triple-dip recession.

The Partnership generated a notable loss in May with a long exposure to fixed income assets being the primary driver of negative performance. US Treasuries were among the most notable losers. Further negative performance came from UK gilts and bonds from commodity focused economies. Long exposure to interest rate holdings also incurred a loss following a cut in Eurozone rates; Eurodollar significantly detracted with Euribor and Short Sterling contracts also ending May in negative territory. Currency trading delivered a loss as a rising greenback weighed on short US dollar versus a number of commodity-linked currency trades.

Stock trading was the largest positive contributor as long US and European holdings benefitted from the equity rally before returns were trimmed in the final week. Agricultural trading added a gain, primarily via long soybeans and short sugar positions. Energies were slightly negative with long natural gas adding a loss. Short electricity and coal contracts helped partially offset sector losses.

The Partnership posted a loss in June with long holdings of fixed income and equities being the primary negatives, particularly early in the month. US Treasuries were a significant detractor as yields jumped. European bonds were also loss-making, coming under pressure from the general sell-off in fixed income. Eurodollar, Euribor and Short Sterling contracts were all notable losers.

Equities detracted significantly; European indices were the biggest losers after US markets rebounded at the end of the month, helping long holdings recover some performance. Short metals added a notable gain as prices of both base and precious metals fell sharply over the period.

Three months ended March 31, 2013:

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

Periods Ended June 30, 2012:

30-June-12

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

In the case of market sensitive instruments that are not exchange traded, dealers’ margins have been used as Value at Risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2013. As of June 30, 2013, the Partnership’s average capitalization was $323,120,826.

Quarter-Ended June 30, 2013

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$5,226,348	1.62%	$5,240,639	$5,212,057
Bonds	$6,441,026	1.99%	$9,431,432	$3,450,619
Credit	$26,891,510	8.32%	$31,707,590	$22,075,430
Currencies	$9,113,416	2.82%	$10,401,509	$7,825,323
Energies	$4,526,365	1.40%	$5,526,865	$3,525,865
Interest rates	$8,316,941	2.57%	$13,093,653	$3,540,229
Metals	$3,849,340	1.19%	$3,867,306	$3,831,373
Stock indices	$10,522,956	3.26%	$12,941,627	$8,104,285
Total	$74,877,902	23.17%	$92,210,621	$57,565,181

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2013. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2013.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2013, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2013 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2013, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of June 30, 2013, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2013.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2013, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2013.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian dollar British pounds, Swedish krona and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in interest-bearing bank accounts.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On April 1, 2013, May 1, 2013 and June 1, 2013, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $311,700, $1,273,071 and $204,750, respectively. On April 1, 2013, May 1, 2013 and June 1, 2013, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On April 1, 2013, May 1, 2013 and June 1, 2013, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $434,200, $281,700 and $311,427, respectively. On April 1, 2013, May 1, 2013 and June 1, 2013, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)	Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2013:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2013	$6,961,601	$6,693,407	$1,218,949	$7,289,401
May 31, 2013	$4,785,544	$1,085,218	$937,786	$196,049
June 30, 2013	$10,798,731	$482,419	$1,468,599	$0
TOTAL	$22,545,876	$8,261,044	$3,625,334	$7,485,450

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

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