Form 10-Q
period 2013-09-30
MAN AHL DIVERSIFIED I LP
filed 2013-11-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended September 30, 2013 and 2012 (unaudited) and for the nine months ended September 30, 2013 and 2012 (unaudited)
(c)	For the nine months ended September 30, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$234,296,018	$379,350,987
Due from Man-AHL Diversified Trading Company L.P.	11,923,477	21,770,073
Cash	647,000	961,791

Total	$246,866,495	$402,082,851

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$10,774,878	$20,073,796
Subscriptions received in advance	647,000	916,841
Management fees payable	597,217	965,924
Servicing fees payable	303,036	492,005
Accrued expenses and other liabilities	248,346	283,298

Total liabilities	12,570,477	22,731,864

PARTNERS’ CAPITAL:
General Partner—Class A Series 1 (186.37 unit equivalents outstanding at September 30, 2013 and December 31, 2012)	477,298	537,590
Limited Partners—Class A Series 1 (63,289.98 and 89,732.52 units outstanding at September 30, 2013 and December 31, 2012, respectively)	162,083,947	258,830,984
Limited Partners—Class A Series 2 (7,369.84 and 11,009.49 units outstanding at September 30, 2013 and December 31, 2012, respectively)	19,969,954	33,286,088
Limited Partners—Class B Series 1 (19,972.90 and 27,119.07 units outstanding at September 30, 2013 and December 31, 2012, respectively)	51,150,183	78,224,406
Limited Partners—Class B Series 2 (226.83 and 2,802.10 units outstanding at September 30, 2013 and December 31, 2012, respectively)	614,636	8,471,919

Total partners’ capital	234,296,018	379,350,987

Total liabilities and partners’ capital	$246,866,495	$402,082,851

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 1	$2,560.97	$2,884.47

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 2	$2,709.69	$3,023.40

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 1	$2,560.98	$2,884.48

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 2	$2,709.71	$3,023.42

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$108,348	$68,467	$212,089	$215,732
Brokerage commissions	(210,774)	(211,808)	(655,145)	(559,288)
Other expenses	(216,339)	(175,140)	(412,623)	(388,941)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(318,765)	(318,481)	(855,679)	(732,497)

PARTNERSHIP EXPENSES:
Management fees	1,968,379	3,345,744	7,172,368	10,750,595
Servicing fees	998,671	1,706,394	3,645,387	5,484,161
Administration fees	104,418	146,892	337,533	468,183
Professional fees	60,000	60,206	170,000	184,731
Other expenses	39,980	38,810	126,915	81,696

Total expenses	3,171,448	5,298,046	11,452,203	16,969,366

Net investment loss	(3,490,213)	(5,616,527)	(12,307,882)	(17,701,863)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading losses on closed contracts/agreements and foreign currency transactions	(11,013,653)	(2,756,418)	(8,351,884)	(7,237,672)
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(3,875,264)	9,614,412	(11,009,497)	(9,908,493)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(14,888,917)	6,857,994	(19,361,381)	(17,146,165)

NET INCOME (LOSS)	$(18,379,130)	$1,241,467	$(31,669,263)	$(34,848,028)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(180.53)	$3.66 *	$(289.02)	$(216.43)*

CLASS A Series 2	$(182.11)	$13.45 *	$(198.48)	$(195.20)*

CLASS B Series 1	$(180.53)	$3.66 *	$(302.13)	$(216.43)*

CLASS B Series 2	$(179.93)	$13.45 *	$442.74	$(195.19)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	70,406.39		79,271.91

CLASS A Series 2	8,064.95		9,080.06

CLASS B Series 1	23,027.29		24,961.60

CLASS B Series 2	239.93		1,323.74

*	Based on change in net asset value per unit from the beginning of the period to the end of the period.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	6,459,076	2,197	—	—	3,000,000	1,037	2,841,638	986	—	—	12,300,714	4,220
Redemptions	(80,354,861)	(28,640)	—	—	(14,513,961)	(4,676)	(22,374,243)	(8,132)	(8,443,355)	(2,575)	(125,686,420)	(44,023)
Net income (loss)	(22,851,251)	—	(60,292)	—	(1,802,173)	—	(7,541,618)	—	586,071	—	(31,669,263)	—

PARTNERS’ CAPITAL
September 30, 2013	$162,083,948	63,290	$477,298	186	$19,969,954	7,370	$51,150,183	19,973	$614,635	227	$234,296,018	91,046

PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078
Subscriptions	29,840,230	9,630	—	—	4,825,000	1,565	14,196,949	4,583	405,000	125	49,267,179	15,903
Redemptions	(70,035,464)	(23,170)	—	—	(13,826,829)	(4,399)	(25,255,198)	(8,324)	(3,718,337)	(1,175)	(112,835,828)	(37,068)
Net loss	(24,069,153)	—	(40,337)	—	(2,816,630)	—	(7,201,847)	—	(720,061)	—	(34,848,028)	—

PARTNERS’ CAPITAL
September 30, 2012	$291,789,361	98,997	$549,328	186	$40,030,539	12,998	$87,467,617	29,676	$9,412,341	3,056	$429,249,186	144,913

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,669,263)	$(34,848,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(12,301,249)	(49,267,434)
Sales of investments in Man-AHL Diversified Trading Company L.P.	146,985,754	124,337,285
Net gain on trading activities and net investment gain allocated from investments in Man-AHL Diversified Trading Company L.P.	20,217,060	17,878,662
Changes in assets and liabilities:
Management fees payable	(368,707)	(219,110)
Servicing fees payable	(188,969)	(112,848)
Accrued expenses and other liabilities	(34,952)	(35,204)

Net cash provided by operating activities	122,639,674	57,733,323

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	12,030,873	48,750,770
Payments on redemptions	(134,985,338)	(107,000,797)

Net cash used in financing activities	(122,954,465)	(58,250,027)

NET DECREASE IN CASH	(314,791)	(516,704)
CASH—Beginning of period	961,791	7,500,730

CASH—End of period	$647,000	$6,984,026

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

1. ORGANIZATION OF THE PARTNERSHIP

The Partnership was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s General Partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities.

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom.

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

At September 30, 2013 and December 31, 2012, the Partnership owned 25,576.68 and 38,106.40 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2013 and December 31, 2012 was 82.88% and 82.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2013, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended September 30, 2013 and 2012, no incentive fees were earned by the Advisor.

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

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At September 30, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At September 30, 2013, the Trading Company’s due from brokers balance includes an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

Cash — Cash balances are held with Citibank N.A.

Subscriptions Received in Advance — Subscriptions received in advance are comprised of cash received prior to the statements of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the units outstanding at period end adjusted proportionately for unit subscriptions and redemptions based on the respective length of time each was outstanding during the period.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2013 and September 30, 2012. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2013 or for the year ended December 31, 2012.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013				For the three months ended September 30, 2012
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,742.34	$2,892.50	$2,742.34	$2,892.54	$2,943.79	$3,066.29	$2,943.80	$3,066.31

Income (loss) from investment operations:
Net investment loss	(35.39)	(29.44)	(35.60)	(28.46)	(37.85)	(30.25)	(37.83)	(29.44)
Net realized and unrealized gains (losses) on trading activities	(145.98)	(153.38)	(145.76)	(154.37)	41.51	43.70	41.49	42.89

Total income (loss) from investment operations	(181.37)	(182.82)	(181.36)	(182.83)	3.66	13.45	3.66	13.45

Ending net asset value	$2,560.97	$2,709.69	$2,560.98	$2,709.71	$2,947.45	$3,079.74	$2,947.46	$3,079.76

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.44%	4.33%	5.47%	4.18%	5.11%	3.93%	5.11%	3.83%

Total expenses	5.44%	4.33%	5.47%	4.18%	5.11%	3.93%	5.11%	3.83%

Net investment loss	(5.28)%	(4.16)%	(5.31)%	(4.02)%	(5.05)%	(3.87)%	(5.05)%	(3.77)%

Total return:[2]
Total return before incentive fees	(6.61)%	(6.32)%	(6.61)%	(6.32)%	0.12%	0.44%	0.12%	0.44%

Total return after incentive fees	(6.61)%	(6.32)%	(6.61)%	(6.32)%	0.12%	0.44%	0.12%	0.44%

	For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95

Income (loss) from investment operations:
Net investment loss	(111.35)	(89.33)	(111.17)	(96.18)	(113.99)	(88.37)	(114.49)	(88.40)
Net realized and unrealized gains (losses) on trading activities	(212.15)	(224.39)	(212.33)	(217.53)	(102.44)	(106.83)	(101.94)	(106.79)

Total income (loss) from investment operations	(323.50)	(313.72)	(323.50)	(313.71)	(216.43)	(195.20)	(216.43)	(195.19)

Ending net asset value	$2,560.97	$2,709.69	$2,560.98	$2,709.71	$2,947.45	$3,079.74	$2,947.46	$3,079.76

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.32%	4.08%	5.32%	4.28%	5.04%	3.77%	5.06%	3.77%

Total expenses	5.32%	4.08%	5.32%	4.28%	5.04%	3.77%	5.06%	3.77%

Net investment loss	(5.23)%	(3.99)%	(5.23)%	(4.21)%	(4.98)%	(3.71)%	(5.01)%	(3.71)%

Total return:[2]
Total return before incentive fees	(11.22)%	(10.38)%	(11.22)%	(10.38)%	(6.84)%	(5.96)%	(6.84)%	(5.96)%

Total return after incentive fees	(11.22)%	(10.38)%	(11.22)%	(10.38)%	(6.84)%	(5.96)%	(6.84)%	(5.96)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

5. SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2013 through the date of filing, limited partner subscriptions totaled $713,000, and limited partner redemptions totaled $16,780,108.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2013 (unaudited) and December 31, 2012
(b)	For the three months ended September 30, 2013 and 2012 (unaudited) and for the nine months ended September 30, 2013 and 2012 (unaudited)
(c)	For the nine months ended September 30, 2013 and 2012 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,768,063	$4,050,440
Net unrealized trading gains on open forward contracts	—	5,510,378
Net unrealized trading gains on open swap agreements	5,686,823	431,271
Premiums paid on credit default swap agreements	501,474	—
Due from brokers	83,971,380	103,608,382

Total equity in trading accounts	91,927,740	113,600,471
Cash and cash equivalents	218,805,644	372,563,159
Interest receivable	22,418	—

Total assets	$310,755,802	$486,163,630

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$797,679	$2,817,349
Net unrealized trading losses on open forward contracts	5,129,869	—
Net unrealized trading losses on open swap agreements	8,380,986	759,721
Redemptions payable	13,619,033	25,150,262
Accrued expenses and other liabilities	125,885	128,095

Total liabilities	28,053,452	28,855,427

PARTNERS’ CAPITAL:
Limited Partners (30,860.91 and 45,937.32 units outstanding at September 30, 2013 and December 31, 2012, respectively)	282,702,350	457,308,203

Total partners’ capital	282,702,350	457,308,203

Total liabilities and partners’ capital	$310,755,802	$486,163,630

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,160.53	$9,955.05

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2013 (Unaudited)		December 31, 2012
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS—Long:
Agricultural	$1,389,004	0.5%	$(927,435)	(0.2)%
Currencies	319,421	0.1	284,896	0.1
Energy	(863,212)	(0.3)	99,770	0.0
Indices	(1,927,399)	(0.7)	2,018,688	0.4
Interest rates	1,106,641	0.4	95,894	0.0
Metals	(1,018)	(0.0)	15,731	0.0

Total futures contracts—long	23,437	0.0	1,587,544	0.3

FUTURES CONTRACTS—Short:
Agricultural	646,458	0.2	1,160,137	0.3
Currencies	174,877	0.1	157,334	0.0
Energy	216,983	0.1	518,554	0.1
Indices	112,874	0.0	158,907	0.0
Interest rates	111,075	0.0	(481,535)	(0.1)
Metals	(315,320)	(0.1)	(1,867,850)	(0.4)

Total futures contracts—short	946,947	0.3	(354,453)	(0.1)

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$970,384	0.3%	$1,233,091	0.2%

FORWARD CONTRACTS—Long:
Australian dollars	$628,972	0.2%	$3,515	0.0%
British pounds	3,724,137	1.3	975,486	0.2
Euro	2,516,529	0.9	2,283,265	0.5
Gold bullion	(444)	(0.0)	(1,269,070)	(0.3)
Japanese yen	260,684	0.1	(1,369,431)	(0.3)
New Zealand dollars	602,426	0.2	360,776	0.1
Other	23,204	0.0	9,887,264	2.2

Total forward contracts—long	7,755,508	2.7	10,871,805	2.4

FORWARD CONTRACTS—Short:
Australian dollars	(1,067,308)	(0.4)	235,632	0.1
British pounds	(1,884,448)	(0.7)	(832,162)	(0.2)
Euro	(3,185,931)	(1.0)	(6,940,417)	(1.5)
Gold bullion	42,761	0.0	543,202	0.1
Japanese yen	(747,867)	(0.3)	5,071,648	1.1
New Zealand dollars	(467,627)	(0.2)	(120,666)	(0.0)
Other	(5,574,957)	(1.9)	(3,318,664)	(0.7)

Total forward contracts—short	(12,885,377)	(4.5)	(5,361,427)	(1.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(5,129,869)	(1.8)%	$5,510,378	1.3%

SWAP AGREEMENTS—Long:
Credit default swaps (upfront premiums received $13,606,017)*	(1,140,624)	(0.4%)	$—	0.0%
Interest rate swaps	13,197,410	4.7	(57,468)	(0.0)

Total swap agreements—long	12,056,786	4.3	(57,468)	(0.0)

SWAP AGREEMENTS—Short:
Credit default swaps (upfront premiums paid $14,107,491)*	$6,478,153	2.3	(759,721)	(0.2)
Interest rate swaps	(21,229,102)	(7.5)	488,739	0.1

Total swap agreements—short	(14,750,949)	(5.2)	(270,982)	(0.1)

NET UNREALIZED TRADING LOSSES ON OPEN SWAP AGREEMENTS	$(2,694,163)	(0.9)%	$(328,450)	(0.1)%

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$(6,853,648)	(2.4)%	$6,415,019	1.4%

*	September 30, 2013 value includes centrally-cleared credit default swaps of $(632,462) and $(763,264) for long and short positions, respectively.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
NET INVESTMENT INCOME:
Interest income	$129,840	$83,500	$255,245	$268,904

EXPENSES
Brokerage commissions	252,716	258,409	789,368	697,090
Interest expense—brokers	199,570	105,379	334,596	255,766
Administration fees	2,500	2,500	7,500	7,500
Professional fees	42,156	37,806	116,468	139,742
Other expenses	15,564	68,329	39,212	81,011

Total expenses	512,506	472,423	1,287,144	1,181,109

Net investment loss	(382,666)	(388,923)	(1,031,899)	(912,205)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading losses on closed contracts/agreements and foreign currency transactions	(13,186,781)	(3,392,015)	(9,802,102)	(8,994,549)
Net change in unrealized gains (losses) on translation of foreign currency	765,081	(327,307)	237,928	(273,272)
Net change in unrealized trading gains (losses) on open contracts/agreements	(5,420,805)	12,020,904	(13,268,667)	(12,431,528)

Net gain (loss) on trading activities	(17,842,505)	8,301,582	(22,832,841)	(21,699,349)

NET INCOME (LOSS)	$(18,225,171)	$7,912,659	$(23,864,740)	$(22,611,554)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(527.78)	$130.28 *	$(602.02)	$(363.89)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	34,531.44		39,641.18

*	Based on change in net asset value per unit from the beginning of the period to the end of the period.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL—January 1, 2013	$457,308,203	45,937.32	$—	—	$457,308,203	45,937.32
Issuance of interest	13,434,920	1,335.23	—	—	13,434,920	1,335.23
Redemption of interest	(164,176,033)	(16,411.64)	—	—	(164,176,033)	(16,411.64)
Net loss	(23,864,740)	—	—	—	(23,864,740)	—

PARTNERS’ CAPITAL—September 30, 2013	$282,702,350	30,860.91	$—	—	$282,702,350	30,860.91

PARTNERS’ CAPITAL—January 1, 2012	$675,495,416	64,850.63	$—	—	$675,495,416	64,850.63
Issuance of interest	52,834,072	5,140.80	—	—	52,834,072	5,140.80
Redemption of interest	(181,946,384)	(17,886.68)	—	—	(181,946,384)	(17,886.68)
Net loss	(22,611,554)	—	—	—	(22,611,554)	—

PARTNERS’ CAPITAL—September 30, 2012	$523,771,550	52,104.75	$—	—	$523,771,550	52,104.75

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,864,740)	$(22,611,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Net unrealized trading (gains) losses on open futures contracts	262,707	9,876,440
Net unrealized trading (gains) losses on open forward contracts	10,640,247	2,555,088
Net unrealized trading (gains) losses on open swap agreements	2,365,713	—
Due from brokers	19,637,002	(24,074,424)
Interest receivable	(22,418)	4,632
Premiums paid on credit default swap agreements	(501,474)	—
Accrued expenses and other liabilities	(2,210)	(19,398)

Net cash provided by (used in) operating activities	8,514,827	(34,269,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	13,434,920	52,834,072
Payments on redemptions	(175,707,262)	(176,535,312)

Net cash used in financing activities	(162,272,342)	(123,701,240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(153,757,515)	(157,970,456)
CASH AND CASH EQUIVALENTS—Beginning of period	372,563,159	626,598,519

CASH AND CASH EQUIVALENTS— End of period	$218,805,644	$468,628,063

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$334,596	$255,766

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

1. ORGANIZATION OF THE TRADING COMPANY

The Trading Company was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities.

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P. and Man-AHL Diversified II L.P., are limited partnerships whose general partner is the General Partner.

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Services Authority in the United Kingdom. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $84,011,063 and $102,017,458 as of September 30, 2013 and December 31, 2012, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures, forwards and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements, which are not cleared on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2013 and September 30, 2012. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the units outstanding at period end adjusted proportionately for unit subscriptions and redemptions based on the respective length of time each was outstanding during the period.

3. PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2013 and year ended December 31, 2012.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which are using market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2013 and December 31, 2012, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of September 30, 2013 and December 31, 2012, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2013 (Unaudited)	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,608,963	$6,608,963	$—	$—
Forward contracts	11,498,470	—	11,498,470	—
Swap agreements	36,855,335	—	36,855,335	—

Total Assets	54,962,768	6,608,963	48,353,805	—

Liabilities
Futures contracts	(5,638,579)	(5,638,579)	—	—
Forward contracts	(16,628,339)	—	(16,628,339)	—
Swap agreements	(39,549,498)	—	(39,549,498)	—

Total Liabilities	(61,816,416)	(5,638,579)	(56,177,837)	—

Net Fair Value	$(6,853,648)	$970,384	$(7,824,032)	$—

	Fair Value Measurements
Investments	As of December 31, 2012	Level 1	Level 2	Level 3
Assets
Futures contracts	$10,423,772	$10,423,772	$—	$—
Forward contracts	21,156,606	—	21,156,606	—
Swap agreements	1,593,932	—	1,593,932	—

Total Assets	33,174,310	10,423,772	22,750,538	—

Liabilities
Futures contracts	(9,190,681)	(9,190,681)	—	—
Forward contracts	(15,646,228)	—	(15,646,228)	—
Swap agreements	(1,922,382)	—	(1,922,382)	—

Total Liabilities	(26,759,291)	(9,190,681)	(17,568,610)	—

Net Fair Value	$6,415,019	$1,233,091	$5,181,928	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of September 30, 2013 based on the levels assigned at December 31, 2012.

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

Futures contracts, forward contracts and swap agreements are recorded on the trade date. Upon entering into futures contracts, forward contracts and swap agreements, the Trading Company is required to deposit cash or collateral with the brokers. Gains or losses are realized when contracts are matured or closed. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition.

Interest rate swaps relate to contracts taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. The payment flows are usually netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as unrealized trading gains (losses) on open contracts/agreements in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy, debt restructuring, etc.). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, upon the occurrence of a specified negative credit event, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising an index or receive a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. As a seller (writer), upon the occurance of a specified negative credit event, the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged. The counterparty risk for centrally-cleared credit default swap agreements is generally lower than for credit default swap agreements not centrally-cleared. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company.

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains (losses) on closed contracts/agreements in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) the closing transaction and the Trading Company’s basis in the contract, if any. Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized on the statements of financial condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty or the clearing organization to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

As of September 30, 2013, the Trading Company utilized JPM, CS and ML to clear its futures trading activity. As of September 30, 2013, the portion of net unrealized gains (losses) attributed to JPM, CS and ML was $(662,536), $(135,143) and $1,768,063, respectively.

As of September 30, 2013, the Trading Company utilized RBS and DB to clear its forward trading activity. As of September 30, 2013, the portion of net unrealized losses attributed to RBS and DB was $(2,153,279) and $(2,976,590), respectively.

As of September 30, 2013, the total fair value and notional amounts of credit default swaps where the Trading Company is the seller were $6,478,158 and $1,360,000,000, respectively. The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The credit spread of the underlying indices ranged between 63 basis points and 380 basis points. The Trading Company has posted cash collateral of $26,897,963 with respective counterparties of these contracts in the normal course of business. The maturity dates for open credit default swaps on selling protection ranged from December 20, 2017 through December 20, 2018.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At September 30, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At September 30, 2013, the

Trading Company’s due from brokers balance includes an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the quarter ended September 30, 2013, the Trading Company traded 50,564 exchange-traded futures contracts and settled 11,589 forward contracts and 876 swap agreements. During the nine months ended September 30, 2013, the Trading Company traded 144,343 exchange-traded futures contracts and settled 46,758 forward contracts and 3,778 swap agreements. During the quarter ended September 30, 2012, the Trading Company traded 56,532 exchange-traded futures contracts and settled 10,559 forward contracts. During the nine months ended September 30, 2012, the Trading Company traded 160,657 exchange-traded futures contracts and settled 30,450 forward contracts.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2013, the OTC contracts in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2013, may differ from the net liability amounts recorded as of September 30, 2013, and such differences can be material.

At September 30, 2013 and December 31, 2012, estimated credit risk with regard to forward contracts was $0 and $5,510,378, respectively. At September 30, 2013 and December 31, 2012, estimated credit risk with regard to swap agreements was $5,686,823 and $431,271, respectively.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	September 30, 2013
	(Unaudited)
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$11,323,745		$(16,358,823)
Metals		174,725		(269,516)

Total open forward contracts		11,498,470		(16,628,339)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,306,860		(271,398)
Currencies		634,844		(140,546)
Energy		595,042		(1,241,271)
Indices		1,003,112		(2,817,637)
Interest rates		1,981,546		(763,830)
Metals		87,559		(403,897)

Total open futures contracts		6,608,963		(5,638,579)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		9,616,979		(4,279,450)
Interest rates		27,238,356		(35,270,048)

Total open swap agreements		36,855,335		(39,549,498)

Total Derivatives		$54,962,768		$(61,816,416)

	December 31, 2012
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,240,235		$(13,640,842)
Metals		916,371		(2,005,386)

Total open forward contracts		21,156,606		(15,646,228)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,281,938		(2,049,236)
Currencies		575,080		(132,850)
Energy		1,267,932		(649,608)
Indices		3,300,451		(1,122,856)
Interest rates		2,740,640		(3,126,281)
Metals		257,731		(2,109,850)

Total open futures contracts		10,423,772		(9,190,681)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		10,609		(770,330)
Interest rates		1,583,323		(1,152,052)

Total open swap agreements		1,593,932		(1,922,382)

Total Derivatives		$33,174,310		$(26,759,291)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2013 (Unaudited)	2012 ( Unaudited)	2013 ( Unaudited)	2012 ( Unaudited)
Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(5,989,853)	$(2,736,609)	$(1,011,330)	$(5,819,990)
Metals	48,867	(1,044,294)	4,905,379	(4,034,068)

Net realized trading gains/losses on closed contracts	$(5,940,986)	$(3,780,903)	$3,894,049	$(9,854,058)

Currencies	$(5,593,693)	$7,499,492	$(11,634,471)	$(4,911,558)
Metals	(2,943,183)	2,499,985	994,224	2,356,470

Net change in unrealized trading gaines/losses on open contracts	$(8,536,876)	$9,999,477	$(10,640,247)	$(2,555,088)

Futures contracts
Agricultural	$(159,319)	$3,789,277	$667,152	$5,047,881
Currencies	100,669	(1,556,060)	(362,981)	4,668,665
Energy	484,464	(11,279,749)	(9,562,063)	(7,959,485)
Indices	4,588,097	2,092,550	31,337,388	(2,761,866)
Interest rates	(9,979,517)	12,437,436	(32,033,952)	14,185,988
Metals	(377,355)	(5,536,023)	(909,456)	(12,531,166)

Net realized trading gains/losses on closed contracts	$(5,342,961)	$(52,569)	$(10,863,912)	$650,017

Agricultural	$1,480,495	$338,995	$1,802,760	$(933,090)
Currencies	674,426	2,153,182	52,068	(1,718,025)
Energy	(400,307)	2,218,127	(1,264,553)	(886,186)
Indices	(2,712,848)	(2,459,104)	(3,992,120)	(4,226,172)
Interest rates	4,445,967	189,667	1,603,357	(746,865)
Metals	(2,399,562)	(419,440)	1,535,781	(1,366,102)

Net change in unrealized trading gaines/losses on open contracts	$1,088,171	$2,021,427	$(262,707)	$(9,876,440)

Swap agreements
Credit default swaps	$686,484	$—	$1,392,596	$—
Interest rate swaps	(63,266)	—	(173,231)	—

Net realized trading gains/losses on closed agreements	$623,218	$—	$1,219,365	$—

Credit default swaps	$237,614	$—	$6,097,250	$—
Interest rate swaps	1,790,286	—	(8,462,963)	—

Net change in unrealized trading gaines/losses on open agreements	$2,027,900	$—	$(2,365,713)	$—

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

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

		Gross Amount Offset in the	Net Amounts of Assets presented in the	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
	Gross Amounts of Recognized Assets	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received (Pledged)
As of September 30, 2013 (Unaudited)
Open futures contracts
Merrill Lynch	$2,011,079	$(243,016)	$1,768,063	$—	$(1,523,739)	$3,291,802

Total open futures contracts	$2,011,079	$(243,016)	$1,768,063	$—	$(1,523,739)	$3,291,802

Open swap agreements
JPMorgan Chase	$8,933,511	$(3,246,688)	$5,686,823	$—	$(26,156,632)	$31,843,455

Total open swap agreements	$8,933,511	$(3,246,688)	$5,686,823	$—	$(26,156,632)	$31,843,455

As of December 31, 2012 (Unaudited)
Open futures contracts
JPMorgan Chase	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Total open futures contracts	$5,772,201	$(1,721,761)	$4,050,440	$—	$(24,442,414)	$28,492,854

Open forward contracts
Deutsche Bank	$12,060,093	$(9,074,898)	$2,985,195	$—	$(4,057,017)	$7,042,212
Royal Bank of Scotland	9,096,513	(6,571,330)	2,525,183	—	(15,359,412)	17,884,595

Total open forward contracts	$21,156,606	$(15,646,228)	$5,510,378	$—	$(19,416,429)	$24,926,807

Open swap agreements
Royal Bank of Scotland	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

Total open swap agreements	$1,583,323	$(1,152,052)	$431,271	$—	$356,643	$74,628

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts	Gross Amount Offset in the Statements of	Net Amounts of Liabilities Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
	of Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Pledged
As of September 30, 2013 (Unaudited)
Open futures contracts
Credit Suisse	$3,610,143	$(3,475,000)	$135,143	$—	$20,151,094	$(20,015,951)
JPMorgan Chase	1,785,420	(1,122,884)	662,536	—	9,258,907	(8,596,371)

Total open futures contracts	$5,395,563	$(4,597,884)	$797,679	$—	$29,410,001	$(28,612,322)

Open forward contracts
Deutsche Bank	$6,466,398	$(3,489,808)	$2,976,590	$—	$7,405,015	$(4,428,425)
Royal Bank of Scotland	10,161,941	(8,008,662)	2,153,279	—	10,474,412	(8,321,133)

Total open forward contracts	$16,628,339	$(11,498,470)	$5,129,869	$—	$17,879,427	$(12,749,558)

Open swap agreements
Credit Suisse	$1,032,762	$(683,468)	$349,294	$—	$741,331	$(392,037)
Royal Bank of Scotland	35,270,048	(27,238,356)	8,031,692	—	8,299,933	(268,241)

Total open swap agreements	$36,302,810	$(27,921,824)	$8,380,986	$—	$9,041,264	$(660,278)

As of December 31, 2012 (Unaudited)
Open futures contracts
Credit Suisse	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Total open futures contracts	$7,468,920	$(4,651,571)	$2,817,349	$—	$33,096,335	$(30,278,986)

Open swap agreements
JPMorgan Chase	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

Total open swap agreements	$770,330	$(10,609)	$759,721	$—	$25,418,924	$(24,659,203)

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per unit operating performance:
Beginning net asset value	$9,691.97	$9,922.00	$9,955.05	$10,416.17
Income (loss) from investment operations:
Net investment loss	(11.29)	(7.06)	(26.55)	(15.28)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(520.15)	137.34	(767.97)	(348.61)

Total income (loss) from investment operations	(531.44)	130.28	(794.52)	(363.89)

Ending net asset value	$9,160.53	$10,052.28	$9,160.53	$10,052.28

Ratios to average partners’ capital:[1]
Expenses	0.63%	0.34%	0.44%	0.26%

Net investment loss	(0.47)%	(0.28)%	(0.36)%	(0.20)%

Total return[2]	(5.48)%	1.31%	(7.98)%	(3.49)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2013 through the date of filing, limited partner subscriptions totaled $713,000, and limited partner redemptions totaled $20,829,198.

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

Periods Ended September 30, 2013:

30-Sept-13
Ending Equity	$234,296,018

Nine months ended September 30, 2013:

Net assets decreased $145,054,969 for the nine months ended September 30, 2013. This decrease was attributable to subscriptions in the amount of $12,300,714, redemptions in the amount of $125,686,420 and a net loss from operations of $31,669,263.

Management Fees of $7,172,368 and servicing fees of $3,645,387 were paid or accrued, and interest of $212,089 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2013.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2013 were $634,448.

Three months ended September 30, 2013:

Net assets decreased $58,502,202 for the three months ended September 30, 2013. This decrease was attributable to subscriptions in the amount of $4,278,715, redemptions in the amount of $44,401,787 and a net loss from operations of $18,379,130.

Management Fees of $1,968,379 and servicing fees of $998,671 were paid or accrued, and interest of $108,348 was earned or accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the three months ended September 30, 2013.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2013 were $204,398.

The Partnership generated a loss in July. Currency trading was a notable detractor in July. Long exposure to the U.S. dollar suffered as the likelihood of continuing accommodative monetary policy weighed on the U.S. dollar. The program’s metal holdings suffered on the short-side as well. Metals positions suffered on the short side as base metals rose as Chinese growth figures came in at around the expected level and as precious metal prices also finished higher. Oil prices lifted which benefitted long crude positions though performance was pegged back by losses on exposure to oil distillates. A positive contribution came from long exposure to equities. Gains were concentrated in U.S. and European stocks. However, agriculturals generated a loss. Short cocoa positions suffered as drier weather predictions in Africa threatened supply. Short coffee also detracted as frost forecasts in Brazil created upward price pressure and long soya holdings fell on reduced demand and strong crop reports.

The Partnership generated a loss in August. Gains were accrued in the early part of August with long exposure to risk assets. These gains were largely given back in the second week of August as news of increased industrial production in China hurt short exposure to base metals. Long exposure to U.S. and European stock indices suffered heavily as equities fell out of favor. Rising yields hurt long exposure to U.S. treasuries which was one of the largest negatives over the month. Losses within interest rates were concentrated in long Eurodollar positions as better-than-expected data raised Eurozone interest rate expectations. Negative attribution from industrial metals was compounded by short exposure to precious metals which also detracted as both gold and silver experienced noteworthy price jumps. Agricultural holdings were positive overall. Long exposure to soy beans was the standout trade as scorching Midwest temperatures threatened to damage the crop. Crude oil ended higher on Middle East tensions, resulting in a profit for long holdings and lifting energy sector returns.

The Partnership generated a loss in September. Gains that had been built up in September were eroded as the nearing U.S. budget deadline led to reversals in equity and bond markets. Currency trading was the most notable detractor. Long exposure to the U.S. dollar generally was a loss-making trade. Negative performance was particularly concentrated in dollar pairs against emerging-market currencies. Euro exposures also detracted slightly on both the long and short side. Bond holdings also hurt performance as short exposure to debt from commodity-focused economies suffered. Long holdings of Italian bonds delivered a loss with further destabilizing of the coalition government resulting in heavy selling of the country’s debt. Some performance was recovered via long German and French bonds as higher grade fixed income attracted safe haven inflows from investors. Short exposure to Eurodollar and Short Sterling lost out as more accommodative monetary policy in the U.S. lowered expectations for interest rates globally. Energy trading resulted in a loss as long exposure to oil detracted. Losses were mitigated slightly by a positive return from long equity holdings. However, this performance was reduced as stock markets reversed in the last week of September. Short corn was one of the most positive trades for September as prices plummeted on larger-than-expected stockpiles.

Three months ended June 30, 2013:

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

Stock trading was the largest positive contributor as long US and European holdings benefitted from the equity rally before returns were trimmed in the final week. Agricultural trading added a gain, primarily via long soybeans and short sugar positions. Energies were slightly negative with long natural gas adding a loss. Short electricity and coat contracts helped partially offset sector losses.

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

Management Fees of $10,750,595 and servicing fees of $5,484,161 were paid or accrued, and interest of $215,732 was earned or accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the nine months ended September 30, 2012.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2012 were $734,610.

Three months ended September 30, 2012:

Net assets decreased $29,412,192 for the three months ended September 30, 2012. This decrease was attributable to subscriptions in the amount of $9,276,570, redemptions in the amount of $39,930,229 and a net gain from operations of $1,241,467.

Management Fees of $3,345,744 and servicing fees of $1,706,394 were paid or accrued, and interest of $68,467 was earned or accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the three months ended September 30, 2012.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2012 were $245,908.

Three months ended September 30, 2012:

The economic outlook deteriorated in July, marked by the fears that the US economy may slip back into a recession. Risk aversion rose early in August as the impact from the European Central (ECB) president’s comment that the ECB would do ‘whatever it takes’ to save the euro faded after it failed to take action to ease the crisis. However, optimism returned later in August amid sporadic good news such as increase in U.S. retail sales, and risk appetite, on the whole, rose throughout September following an initial improvement in the outlook of the Eurozone debt crisis and the announcement of a third round of quantitative easing by the Federal Reserve.

The currency sector contributed excellent returns in July, with short Euro pairs proving profitable after the ECB cut interest rates. Additionally, long exposures to agriculturals proved well placed as fears of a renewed food shortage crisis re-emerged after droughts hit the U.S. and lowered supply expectations. In particular, corn and soya prices reached record levels while wheat prices remained elevated. However, short exposure to energies, especially crude oil and oil derivatives detracted from performance in July. In August, currency trading detracted the most from performance due to a lack of clear trends. Both long and short US dollar exposures ended with modest losses, while euro trading posted losses from general short positioning. A short stance in commodities weighed on returns, as prices were supported by weakness in the US dollar. Oil prices also benefited from anticipations of supply disruptions due to Western sanctions on Iran which came into effect from July, maintenance work in the North Sea and threats from Tropical Storm Isaac. Within metals, a short position proved disadvantageous as prices rose of labor unrest in the South African platinum industry, which began to spread to other commodities. Furthermore, long Euribor contracts lifted returns amid prospects of low Eurozone interest rates and stock trading in August ended flat with profits from long US indices offset by short positions in other regions. Long exposures to stocks added gains in September as demand for riskier assets increased. The negative performance in September was largely attributable to the agriculturals sector. Long positions generally struggled as the S&P Agriculture Index fell 3% in September. The energy allocation also lost value as long exposures to oil and short exposure to natural gas resulted in small losses. Long exposure to precious metals also generated gains as nervousness and QE3 fuelled inflation expectations boosted the gold price. Metals as a whole, however, lost ground in September as gains were eroded by short holdings of base metals, which suffered as industrial commodities were lifted by improved demand expectations. Currency trading was up in September driven by short US dollar pairs which generated profits as news of QE3 put downward pressure on the US dollar. However, returns in September were pegged back as short euro positions suffered a loss across a host of currencies, with the single currency rising 1% on a trade-weighted basis.

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

Three months ended June 30, 2012

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2013. As of September 30, 2013, the Partnership’s average capitalization was $293,512,556.

Quarter-Ended September 30, 2013

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$4,947,576	1.69%	$5,240,639	$4,390,033
Bonds	$5,703,898	1.94%	$9,431,432	$3,450,619
Credit	$26,440,228	9.01%	$31,707,590	$22,075,430
Currencies	$9,001,683	3.07%	$10,401,509	$7,825,323
Energies	$3,955,364	1.35%	$5,526,865	$2,813,362
Interest rates	$6,136,542	2.09%	$13,093,653	$1,775,744
Metals	$3,567,760	1.22%	$3,867,306	$3,004,600
Stock indices	$12,863,069	4.38%	$17,543,294	$8,104,285
Total	$72,616,120	24.75%	$96,812,288	$53,439,396

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2013. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2013.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in deposits, an AAA—rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2013, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2013 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2013, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of September 30, 2013, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2013.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2013, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2013.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended

September 30, 2013. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On July 31, 2013, August 31, 2013 and September 30, 2013, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $506,814, $83,000 and $0, respectively. On July 31, 2013, August 31, 2013 and September 30, 2013, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $3,000,000, $0 and $0, respectively. On July 31, 2013, August 31, 2013 and September 30, 2013, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $351,191, $187,690 and $150,020, respectively. On July 31, 2013, August 31, 2013 and September 30, 2013, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2013	$9,722,312	$851,961	$3,369,766	$114,526
August 31, 2013	$12,361,203	$1,566,391	$5,640,750	$0
September 30, 2013	$6,840,100	$611,160	$3,323,618	$0

TOTAL	$28,923,615	$3,029,512	$12,334,134	$114,526

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

Man-AHL Diversified I L.P.

(Registrant)

By: Man Investments (USA) Corp.

General Partner

By: /s/ Eric Burl

President and Chief Executive Officer

By: /s/ JingLu Eng

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