Form 10-K
period 2013-12-31
MAN AHL DIVERSIFIED I LP
filed 2014-03-31
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2013 are included herewith as exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

(c) Narrative description of business

The Partnership engages in speculative trading of physical commodities, futures contracts, spot and forward contracts, swaps and options and other related instruments, directly and indirectly through an investment in the Trading Company, pursuant to the trading strategies employed by the Trading Advisor. The Partnership invests substantially all of its assets in the Trading Company.

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

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real time and measure price momentum and breakouts. In aggregate, the systems run more than 2,000 price samples each day spread across the 200 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data. Another aspect of diversification is the fact that the various systems generate signals across different time frames, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program.

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

Man Investments Inc., an affiliate of the General Partner and Trading Advisor, is the lead placement agent for the Partnership (the “Placement Agent”). In connection with various services provided by the Placement Agent to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors, the Partnership will pay the Placement Agent a servicing fee equal to, in respect to Class A Units and Class B Units, 0.0833% of the month-end Net Asset Value of such Units (approximately 1% annually), and in respect of Class A-2 Units and Class B-2 Units, 0.0625% of the month-end Net Asset Value of such Units (approximately 0.75% annually), whether or not the Partnership is profitable as of the end of each month. The Placement Agent may pass all or a portion of the servicing fee on to certain other selling and services agents. In addition, Units purchased through such selling and services agents may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of the Units.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse, Sydney Branch, Credit Suisse Securities (USA), J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, JPMorgan Chase Bank, N.A. and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Chase Bank, N.A. acts as the clearing broker for over-the-counter credit default swap index transactions engaged in by the Trading Company; and the Royal Bank of Scotland acts as the clearing broker for certain interest rate swap transactions (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

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

The Trading Company engages in trading on non-U.S. exchanges and markets. In connection with trading on non-U.S. exchanges and markets, the brokers may either maintain Trading Company assets in accordance with the requirements of the Commodity Futures Trading Commission (“CFTC”) Rule 30.7 or may redeposit Trading Company assets with non-U.S. banks and brokers which may not be subject to regulatory schemes comparable to those applicable to the Brokers.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers or futures commission merchants to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor as a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership or Trading Advisor would be unable to implement the AHL Diversified Program on behalf of the Partnership. Should the General Partner’s or Trading Advisor’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

The CFTC adopted a separate position limits rule for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Limits in spot months were generally to be set at 25% of the official estimated deliverable supply of the underlying commodity and, in a non-spot month, a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Although substantial portions of this rule were vacated by court action, the CFTC, in November 2013, proposed substantially similar rules to its prior position limits regime. It is as yet unclear whether the Trading Advisor will be required to modify its trading on behalf of its clients, including the Trading Company, with respect to certain futures contracts which may have an adverse affect the Partnership.

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

Counterparty Risk. The Partnership will be subject to the risk of the inability of counterparties to perform with respect to transactions, particularly uncleared swap and currency forward transactions, whether due to insolvency, bankruptcy or other causes, which could subject the Partnership to substantial losses. In an effort to mitigate such risks, the General Partner and Advisor will attempt to limit transactions to counterparties, which are established, well-capitalized and creditworthy.

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

(b) Holders.

As of December 31, 2013, there were 1,052 holders of Class A Units, 82 holders of Class A-2 Units, 938 holders of Class B Units and 6 holders of Class B-2 Units.

(c) Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine. On October 31, 2013, November 30, 2013 and December 31, 2013, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $526,450, $0 and $425,000, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $112,000, $65,000 and $229,363, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f) Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2013:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2013	$11,730,455	$1,393,167	$3,656,496	$0
November 30, 2013	$13,968,907	$1,643,568	$2,822,506	$118,208
December 31, 2013	$8,368,263	$599,907	$2,039,918	$200,043

TOTAL	$34,067,625	$3,636,642	$8,518,920	$318,251

Item 6. Selected Financial Data

The following is a summary of operations for the fiscal years 2013, 2012, 2011, 2010 and 2009 and total assets of the Partnership at December 31, 2013, 2012, 2011, 2010 and 2009.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenue:*
Total net realized and unrealized gains (losses)	$(2,597,841)	$(21,610,160)	$(21,507,936)	$74,894,325	$(36,464,516)
Interest income	302,588	278,092	765,963	423,755	524,175
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	8,870,728	13,728,950	14,924,300	11,764,805	8,632,961
Servicing fees	4,507,344	7,001,823	7,631,473	6,045,761	4,338,823
Brokerage commissions	871,611	806,256	1,094,952	1,680,903	905,474
Administrative expenses	1,355,102	1,414,732	1,849,873	532,150	467,483
Net income (loss)	$(17,900,038)	$(44,283,829)	$(46,242,571)	$55,294,461	$(50,285,082)
Total assets	$215,260,121	$402,082,851	$544,465,499	$482,619,755	$352,141,985
Total Partnership capital	$202,881,618	$379,350,987	$527,665,863	$456,218,363	$334,508,316
Net Asset Value per outstanding unit — Class A	$2,707.82	$2,884.47	$3,163.88	$3,471.25	$3,053.03
Net Asset Value per outstanding unit — Class A — Series 2	$2,874.06	$3,023.40	$3,274.94	$3,548.32	$3,081.92
Net Asset Value per outstanding unit — Class B	$2,707.83	$2,884.48	$3,163.89	$3,471.26	$3,053.04
Net Asset Value per outstanding unit — Class B — Series 2	$2,874.09	$3,023.42	$3,274.95	$3,548.33	$3,081.93
Increase (decrease) in Net Asset Value per Class A unit^	$(180.42)	$(279.41)	$(307.37)	$418.22	$(612.18)
Increase (decrease) in Net Asset Value per Class A — Series 2^	$(67.35)	$(251.54)	$(273.38)	$466.40	$(310.71)
Increase (decrease) in Net Asset Value per Class B unit^	$(195.30)	$(279.41)	$(307.37)	$418.22	$(612.18)
Increase (decrease) in Net Asset Value per Class B — Series 2^	$598.97	$(251.53)	$(273.38)	$466.40	$(310.71)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year. Prior to 2013, based on change in net asset value per unit from the beginning of year to the end of the year.

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

During its operations through December 31, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at the December 31, 2013 fiscal year-end.

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

Performance Summary

The Partnership is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, indirectly through its investment in the Trading Company. The AHL Diversified Program is a futures and forward price trend-following, trading system. The AHL Diversified Program is entirely quantitative in nature and implements trading positions on the basis of statistical analyses of past price histories. The AHL Diversified Program, like most trend-following systems, is designed in the anticipation that most of its trades will be unprofitable; the objective of overall profitability depends on the system identifying certain major trends which occur and recognizing significant profits from participating in such trends.

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

	2013	2012
	31-Dec -13	31-Dec -12
Ending Equity	$202,881,618	$379,350,987

Net assets decreased $176,469,369 for the year ended December 31, 2013. This decrease was attributable to subscriptions in the amount of $13,658,527, redemptions in the amount of $172,227,858 and net loss from operations of $17,900,038.

For the year ended December 31, 2013, the Partnership accrued or paid total expenses of $14,202,849, including $4,507,344 in servicing fees, $9,312,545 in General Partner administrative fees and Trading Advisor management fees, and $382,960 in other expenses. Interest of $302,588 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $176.65 to $2,707.82. The Net Asset Value of a Class B Unit decreased by $176.65 to $2,707.83. The Net Asset Value of a Class A-2 Unit decreased by $149.34 to $2,874.06. The Net Asset Value of a Class B-2 Unit decreased by $149.33 to $2,874.09.

Trading in bonds and short term interest rates started off with losses in January 2013, the main detractors being long positions in US Treasuries, French bonds, Short Sterling and Eurodollar. However, bond trading returned to profitability in February as markets returned to a more cautious state following January’s bullish nature. Safe haven bonds, such as US Treasuries, returned some of the larger gains with returns also coming from emerging market bonds. Long interest rate positions, such as in Eurodollar, Euribor and Short Sterling, further provided positive results because of the relaxed monetary policies of major central banks. In March, bond trading largely continued this positive run due to the portfolio’s long bond holdings. A small portion of the gain, however, was lost via Italian long dated bonds and positions in US Treasuries. In April, a long exposure to fixed income assets including European bonds, US Treasuries and Eurodollar contracts again delivered profits despite a loss on long exposures to Japanese bonds. The Partnership subsequently sustained a loss in May primarily because of its long exposure to US Treasuries, UK gilts and bonds from commodity focused economies. Long exposure to interest rate holdings also incurred a loss following a cut in Eurozone rates. Indeed, Eurodollar, Euribor and Short Sterling contracts all ended May in negative territory. The Partnership continued to post a loss in June on account of its long holdings of US Treasuries, European bonds, and contracts involving Eurodollar, Euribor and Short Sterling. In August, rising yields hurt long exposure to U.S. treasuries which was one of the largest negatives over the month. Similarly, bond holdings hurt performance in September as short exposure to debt from commodity-focused economies suffered. Long holdings of Italian bonds further delivered a loss with destabilization of the Italian coalition government resulting in heavy selling of the country’s debt. Some performance was recovered via long German and French bonds as higher grade fixed income attracted safe haven inflows from investors. Nevertheless, bond trading ultimately ended the year in December on a sour note as bond prices dropped following the Federal Reserve’s reduction in bond purchasing integral in its quantitative easing policy.

In contrast to bond and interest rate trading, equity positions largely generated positive results for the Partnership in 2013. Equity trading provided noteworthy results in January because of long equity exposure across all regions, including the US and European indices. Such long exposure continued to generate solid performance throughout the year although losses were sustained in U.S. and European stock indices when equities fell out of favor.

With respect to currency trading, short exposure to Japanese yen provided positive returns in January as the Japanese yen fell 6% on a trade-weighted basis following the announcement of stimulus and deflation control. Currency trading in February, however, provided mixed results as positive returns from shorting the British pound was offset by losses from short exposure to the US dollar. Continued trading strategies with respect to both the British pound and U.S. dollar produced the opposite effects in the months of March and April. In March, the short exposure to the US dollar largely resulted in positive returns while, in April, short positions in the British pound produced negative returns when the United Kingdom avoided a triple-dip recession. Currency trading became a notable performance detractor in the months following. In July, long exposure to the U.S. dollar suffered due to the U.S.’s continuing accommodative monetary policy. In August, losses were concentrated in long Eurodollar positions as better-than-expected data raised Eurozone interest rate expectations. The losses sustained in September were attributable to long exposure to the U.S. dollar, dollar pairs against emerging-market currencies, and both long and short Euro exposures. Short exposure to Eurodollar and Short Sterling particularly suffered as accommodative monetary policy in the U.S. lowered expectations for interest rates globally.

Commodity trading started off the year generating a gain, largely due to short electricity contracts as milder, wetter weather drove prices down. Long exposure to oil and oil derivatives and short gold exposure also returned positive numbers. Energy trading took a hit in February though, with all positions contributing to the loss. Long positions in crude oil, crude oil by-products, and base metals followed the same theme. In March, the commodity allocations also delivered negative performance on the whole, driven predominantly by a long exposure to energy markets. Exposure to crude oil and its derivatives caused the greatest losses as the portfolio was long at the start of the period and suffered as oil prices fell. The portfolio’s exposure was subsequently reduced, and thus, did not participate in some of the upward movement towards the end of the period. Although some profits were obtained through a short allocation to both precious and base metals in April, exposure to wheat and corn detracted from these gains. Conversely, agricultural trading in May posted a gain primarily through long soybeans and short sugar positions. Energies produced slightly negative returns in May with long natural gas adding a loss that short electricity and coal contacts partially offset. In June, short metals added a notable gain as prices of both base and precious metals fell sharply. The reverse was true in July when Chinese growth figures pushed up the price of base metals and precious metals also rose. Short positions in agriculturals similarly generated a loss from increased prices in cocoa, coffee and soy. Commodity trading in August produced mixed results as early gains from long exposures were lost after increased industrial production in China hurt short positions in base metals. September provided similarly mixed results. While short exposure to precious metals suffered losses, agricultural holdings produced positive results overall. High Midwest temperatures threatened to damage soybean crops and resulted in strong returns from long exposures to soybeans. Short corn positions further turned out to be profitable from larger-than-expected stockpiles of corn. Returns on energy trades were mixed as Middle East tensions created profit on long holdings of crude oil and oil prices subsequently dropped. Commodity trading in October also produced a loss as volatility in energy markets caused difficulties for directional trading. In contrast, short metal holdings generated positive gains in November after the price of gold and aluminum dropped throughout the month. Long soybean holdings additionally helped performance as US export demand increased. In the month of December, long crude oil holdings weighed the most on commodity trading profitability after Western countries and Iran reached an agreement over Iran’s nuclear program. The Partnership, however, still benefited from short positions on canola and wheat which sold off strongly through the month. Trading on metals produced mixed results in December.

The credit sector provided mixed performance results in 2013. Short exposure to European and US credit default protection initially captured gains in January as the cost of default insurance fell, but subsequently, created losses after the cost of European default protection rose. The Partnership did achieve positive gains in the credit sector during the fourth quarter, however, after credit markets continued to tighten to post-crisis lows.

2012

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

In equities trading, performance was negative for the month of January. As a general theme, profits from long positions in US indices were outweighed by shorts in Asian bourses. The stock sector led returns in February, however, as the increased market confidence benefited a broad long positioning. Long exposure to stock indices added gains in March via US and Japanese indices. The strongest returns came from long positions in the NASDAQ 100 and S&P 500 as each rose 4.2% and 3.1% respectively on the back of a flurry of positive new from the US. In April, the stock sector provided losses as broad long exposure suffered from the fall in global equities over the first half of the month. Losses were spread across regions, although US, German and Japanese indices were the main detractors. A general long exposure to stocks struggled in May as investors sold off risky assets. Stocks experienced volatility following elections in Europe and a plethora of negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Exposure to stocks and energies hurt performance in June. Within stocks, exposure to European and US equities returned losses. Stocks surged in June after EU leaders pleasantly surprised investors by announcing that they had agreed new steps to support the EU’s troubled members. After a volatile few months, stock trading detracted from performance in November. A long stance to US indices generated losses, despite the S&P 500 and NASDAQ 100 rising 0.3% and 1.1% respectively, as losses incurred during the first half of November were not subsequently recouped. Amid the uncertainty, AHL returned a net profit in December to finish the year on a positive note. A broadly long exposure to equities was the main driver of performance, particularly from Japanese and other Asian Pacific index positions, as stocks benefitted from a well-received change of governing party in Japan, which was seen to be increasing the probability of new policies being adopted to stimulate Japanese growth.

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

The almost weekly risk on/risk off nature of markets during the year hindered a large swathe of trend followers — particularly those deploying a fairly reactive trading approach, like the AHL Diversified Program — as positions were whipsawed on the back of sudden and sharp market reversals. Effective portfolio diversification (a key feature of the managed futures space) was also challenging as correlations amongst different asset classes remained particularly high. Many of the swings in sentiment were difficult to profit from as they were driven by short-term reactions to specific events (some of which were wholly unpredictable — such as March’s devastating earthquake in Japan, the Arab Spring uprisings and increased political uncertainty surrounding the Eurozone sovereign debt crisis), rather than market fundamentals.

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

The Partnership’s risk exposure in the various market sectors traded by the General Partner is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2013. During 2013, the Partnership’s average capitalization was approximately $270,915,352.

Fiscal Year 2013

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$5,123,780	1.89%	$5,652,391	$4,390,033
Bonds	$5,516,490	2.04%	$9,431,432	$3,450,619
Credit	$22,715,307	8.38%	$31,707,590	$11,540,544
Currencies	$8,570,188	3.16%	$10,401,509	$7,275,703
Energy	$3,734,364	1.38%	$5,526,865	$2,813,362
Interest rates	$6,447,738	2.38%	$13,093,653	$1,775,744
Metals	$3,402,790	1.26%	$3,867,306	$2,907,879
Stock indices	$13,229,346	4.88%	$17,543,294	$8,104,285
Total	$68,740,003	25.37%*

*	Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2013.

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

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2012.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2013 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2013, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. The Partnership’s metals market exposure were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2013.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2013, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2013.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2013 and 2012. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2013	2013	2013
Interest income (expense)*	90,499	108,348	53,104	50,637
Net Realized and Unrealized Gains (Losses)*	16,763,540	(14,888,917)	(17,606,627)	13,134,163
Expenses**	3,084,814	3,598,561	4,232,952	4,688,458
Net Income (Loss)	13,769,225	(18,379,130)	(21,786,475)	8,496,342
Net Income (Loss) Per Unit of Partnership Interest — Class A^	161.52	(180.53)	(206.78)	64.65
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2^	179.53	(182.11)	(208.37)	77.47
Net Income (Loss) Per Unit of Partnership Interest — Class B^	158.16	(180.53)	(206.79)	64.65
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2^	183.81	(179.93)	(208.34)	77.46

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2012	2012	2012	2012
Interest income (expense)*	62,360	68,467	97,725	49,540
Net Realized and Unrealized Gains (Losses)*	(4,463,995)	6,857,994	(11,515,302)	(12,488,857)
Expenses**	5,034,166	5,684,994	5,962,575	6,270,026
Net Income (Loss)	(9,435,801)	1,241,467	(17,380,152)	(18,709,343)
Net Income (Loss) Per Unit of Partnership Interest — Class A^	(62.98)	3.66	(108.74)	(111.35)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2^	(56.34)	13.45	(103.31)	(105.35)
Net Income (Loss) Per Unit of Partnership Interest — Class B^	(62.98)	3.66	(108.74)	(111.35)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2^	(56.34)	13.45	(103.31)	(105.33)

*	Allocated to the Partnership from its investment in the Trading Company.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the period. Prior to Third Quarter 2013, based on change in net asset value per unit from the beginning of period to the end of period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2013, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president of the General Partner and Ms. JingLu Eng is the senior managing fund accountant of the General Partner who serves as the Partnership’s principal financial officer and chief accounting officer. Their biographies are set forth below.

Eric Burl, born January, 1979, joined the General Partner in January 2013 and has served as its President since April 2013. In addition to his affiliation with the General Partner, Mr. Burl is also the President of GLG Inc., a hedge fund manager affiliated with the General Partner, serving in such capacity since January 2013. From November 2011 to November 2012, he was Head of Managed Accounts for Financial Risk Management Limited, Man’s multi-manager business (“FRM”), where he led the teams responsible for business development, product management and structuring of Man’s proprietary managed account platform. Prior to his role as Head of Managed Accounts for FRM, Mr. Burl was Head of Structured Products for Man and managed the team responsible for the investment management of Man’s multi-billion dollar structured product business. He joined Man Investments in June 2004 and has held a number of roles in Man’s multi-manager business including portfolio construction, quantitative analysis and product strategy and business development. Mr. Burl is listed with the CFTC as a Principal and associated person of the General Partner as of April 8, 2013 and listed with the CFTC as a Principal and associated person of GLG Inc. as of December 10, 2012. Mr. Burl received a BA (Hons) in management studies from the University of Nottingham in the United Kingdom and is CAIA certified.

JingLu Eng, age 44, is the Principal Financial Officer of Man Investments (USA) Corp. in its capacity as the General Partner of the Partnership. Prior to joining the General Partner in 2012, Ms. Eng was a senior manager within Investment Management division at Deloitte & Touche LLP, a U.S. audit, tax and advisory services firm, where her responsibilities included performing audits and attestation services for financial services firms, including hedge funds, private equity funds, commodity pools, fund of funds and mutual funds.

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

(i) Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Ms. JingLu Eng, a senior managing fund accountant for the General Partner, serves as the Partnership’s “audit committee financial expert.” Ms. Eng is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c) Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2013, the General Partner’s interest in the Partnership was valued at $504,667 which constituted 0.2% of total partners’ capital.

As of December 31, 2013, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $8,870,728 for the year ended December 31, 2013. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2013. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $4,507,344 in servicing fees for the year ended December 31, 2013. The General Partner’s interest in the Partnership earned net loss of $32,923 for year ended December 31, 2013.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services provided by Ernst & Young, LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2013 and 2012 were approximately $210,000 and $185,000, respectively.

(2) Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young, LLP for the years ended December 31, 2013 and 2012.

(3) Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2013 and 2012 were approximately $424,000 and $118,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

Title with
Signature	General Partner	Date

/s/ Eric Burl Eric Burl	President (Principal Executive Officer)	March 31, 2014

/s/ JingLu Eng JingLu Eng	As Principal Financial and Chief Accounting Officer of the Registrant	March 31, 2014

(Being the principal executive officer and the principal financial officer and chief accounting officer of Man Investments (USA) Corp. in its capacity as the General Partner of the Partnership.)

Man Investments (USA) Corp.

General Partner of Registrant

March 31, 2014

By	/s/ Eric Burl
Eric Burl
President

Man-AHL

Diversified I L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2013, 2012 and 2011, with

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2013 and 2012, and the results of its operations, changes in partners’ capital and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Chicago, Illinois

March 26, 2014

Deloitte & Touche LLP 111 S. Wacker Drive Chicago, IL 60606-4301 USA Tel: +1 312 486 1000 Fax: +1 312 486 1486 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified I L.P.:

We have audited the accompanying statement of financial condition of Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. as of December 31, 2011, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 26, 2014

Member of

Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$202,881,618	$379,350,987
Due from Man-AHL Diversified Trading Company L.P.	12,263,503	21,770,073
Cash	115,000	961,791

Total assets	$215,260,121	$402,082,851

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$11,208,131	$20,073,796
Subscriptions received in advance	115,000	916,841
Management fees payable	521,567	965,924
Servicing fees payable	264,689	492,005
Accrued expenses and other liabilities	269,116	283,298

Total liabilities	12,378,503	22,731,864

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at December 31, 2013 and 2012)	504,667	537,590
Limited Partners - Class A Series 1 (51,137.49 and 89,732.52 units outstanding at December 31, 2013 and 2012, respectively)	138,471,344	258,830,984
Limited Partners - Class A Series 2 (6,110.49 and 11,009.49 units outstanding at December 31, 2013 and 2012, respectively)	17,561,929	33,286,088
Limited Partners - Class B Series 1 (16,990.84 and 27,119.07 units outstanding at December 31, 2013 and 2012, respectively)	46,008,333	78,224,406
Limited Partners - Class B Series 2 (116.68 and 2,802.10 units outstanding at December 31, 2013 and 2012, respectively)	335,345	8,471,919

Total partners’ capital	202,881,618	379,350,987

Total liabilities and partners’ capital	$215,260,121	$402,082,851

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,707.82	$2,884.47

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$2,874.06	$3,023.40

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,707.83	$2,884.48

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$2,874.09	$3,023.42

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$302,588	$278,092	$765,963
Brokerage commissions	(871,611)	(806,256)	(1,094,952)
Other expenses	(530,325)	(430,160)	(737,631)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(1,099,348)	(958,324)	(1,066,620)

PARTNERSHIP EXPENSES:
Management fees	8,870,728	13,728,950	14,924,300
Servicing fees	4,507,344	7,001,823	7,631,473
Administration fees	441,817	601,761	635,387
Professional fees	225,000	242,571	209,716
Other expenses	157,960	140,240	267,139

Total partnership expenses	14,202,849	21,715,345	23,668,015

Net investment loss	(15,302,197)	(22,673,669)	(24,734,635)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading losses on closed contracts/agreements and foreign currency transactions	(8,414,260)	(14,121,623)	(10,852,470)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	5,816,419	(7,488,537)	(10,655,466)

Net losses on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(2,597,841)	(21,610,160)	(21,507,936)

NET LOSS	$(17,900,038)	$(44,283,829)	$(46,242,571)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$(180.42)	$(279.41)*	$(307.37)*

CLASS A Series 2	$(67.35)	$(251.54)*	$(273.38)*

CLASS B Series 1	$(195.30)	$(279.41)*	$(307.37)*

CLASS B Series 2	$598.97	$(251.53)*	$(273.38)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	74,164.11

CLASS A Series 2	8,516.29

CLASS B Series 1	23,404.35

CLASS B Series 2	1,043.52

*	Based on change in net asset value per unit from the beginning of the year to the end of the year.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

Subscriptions	7,410,526	2,558	—	—	3,000,000	1,037	3,248,001	1,137		0	13,658,527	4,732
Redemptions	(114,422,486)	(41,153)	—	—	(18,150,602)	(5,936)	(30,893,164)	(11,265)	(8,761,606)	(2,685)	(172,227,858)	(61,039)
Net income (loss)	(13,347,680)	—	(32,923)	—	(573,557)	—	(4,570,910)	—	625,032	—	(17,900,038)	—

PARTNERS’ CAPITAL
December 31, 2013	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	38,089,856	12,444	—	—	4,825,000	1,565	14,631,579	4,734	467,000	145	58,013,435	18,888
Redemptions	(104,703,476)	(35,248)	—	—	(19,780,518)	(6,388)	(33,016,653)	(11,032)	(4,543,835)	(1,449)	(162,044,482)	(54,117)
Net loss	(30,609,144)	—	(52,075)	—	(3,607,392)	—	(9,118,233)	—	(896,985)	—	(44,283,829)	—

PARTNERS’ CAPITAL
December 31, 2012	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

PARTNERS’ CAPITAL
January 1, 2011	$309,889,356	89,273	$646,951	186	$52,289,913	14,737	$80,889,762	23,303	$12,502,381	3,523	$456,218,363	131,022

Subscriptions	122,429,352	36,841	—	—	13,810,337	4,048	43,989,474	13,175	3,848,000	1,136	184,077,163	55,200
Redemptions	(44,451,194)	(13,577)	—	—	(10,047,774)	(2,953)	(10,015,024)	(3,061)	(1,873,100)	(553)	(66,387,092)	(20,144)
Net loss	(31,813,766)	—	(57,286)	—	(4,203,478)	—	(9,136,499)	—	(1,031,542)	—	(46,242,571)	—

PARTNERS’ CAPITAL
December 31, 2011	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,900,038)	$(44,283,829)	$(46,242,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(13,659,020)	(58,013,705)	(183,834,727)
Sales of investments in Man-AHL Diversified Trading Company L.P.	195,937,770	171,288,930	88,936,286
Net loss on trading activities and net investment loss allocated from investments in Man-AHL Diversified Trading Company L.P.	3,697,189	22,568,484	22,574,556
Changes in assets and liabilities:
Management fees payable	(444,357)	(319,861)	180,260
Servicing fees payable	(227,316)	(164,886)	90,239
Accrued expenses and other liabilities	(14,182)	30,525	45,778
Payable to Man AHL Diversified II L.P.	—	—	(250,000)

Net cash provided by (used in) operating activities	167,390,046	91,105,658	(118,500,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	12,856,686	51,429,841	173,748,677
Payments on redemptions	(181,093,523)	(149,074,438)	(65,726,639)

Net cash provided by (used in) financing activities	(168,236,837)	(97,644,597)	108,022,038

NET DECREASE IN CASH	(846,791)	(6,538,939)	(10,478,141)

CASH - Beginning of year	961,791	7,500,730	17,978,871

CASH - End of year	$115,000	$961,791	$7,500,730

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Non-cash subscriptions of partners’ capital	$—	$—	$987,311

Non-cash redemptions of partners’ capital	$—	$—	$886,966

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial condition. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At December 31, 2013 and 2012, the Partnership owned 20,694.54 and 38,106.40 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2013 and 2012 was 84.82% and 82.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2013, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2013, 2012 and 2011, no incentive fees were earned by the Advisor.

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

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At December 31, 2013, the Trading Company’s due from brokers balance includes an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General

Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

Cash — Cash balances are held with Citibank N.A.

Subscriptions Received in Advance — Subscriptions received in advance are comprised of cash received prior to the statements of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the units outstanding at year end adjusted proportionately for unit subscriptions and redemptions based on the respective length of time each was outstanding during the year.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2013, 2012 and 2011. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2013, 2012 and 2011.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.     RECENT ACCOUNTING PRONOUNCEMENT

In June 2013, the Financial Accounting Standards Board issued ASU No. 2013-08 “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which further clarifies the characteristics of investment companies as discussed in Topic 946. Companies that are regulated under the Investment Company Act of 1940 are investment companies for accounting purposes. All other companies must determine whether they are investment companies by determining if their activities are consistent with the characteristics of an investment company. The new and amended disclosures are effective for interim and annual reporting periods beginning after December 15, 2013. Management is currently evaluating the implications of ASU 2013-08 and its impact on the financial statements and related disclosures has not yet been determined.

5.    FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the years ended December 31, 2013, 2012 and 2011:

	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1 2013	Series 2 2013	Series 1 2013	Series 2 2013	Series 1 2012	Series 2 2012	Series 1 2012	Series 2 2012	Series 1 2011	Series 2 2011	Series 1 2011	Series 2 2011
Per unit operating performance:
Beginning net asset value	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95	$3,471.25	$3,548.32	$3,471.26	$3,548.33

Income (loss) from investment operations:
Net investment loss	(148.55)	(119.21)	(148.32)	(125.42)	(152.05)	(119.35)	(152.32)	(118.89)	(164.25)	(126.70)	(163.81)	(126.15)
Net realized and unrealized gains (losses) on trading activities	(28.10)	(30.13)	(28.33)	(23.91)	(127.36)	(132.19)	(127.09)	(132.64)	(143.12)	(146.68)	(143.56)	(147.23)

Total income
(loss) from investment operations	(176.65)	(149.34)	(176.65)	(149.33)	(279.41)	(251.54)	(279.41)	(251.53)	(307.37)	(273.38)	(307.37)	(273.38)

Ending net asset value	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.36%	4.11%	5.36%	4.19%	5.12%	3.87%	5.13%	3.85%	5.14%	3.89%	5.13%	3.87%

Total expenses	5.36%	4.11%	5.36%	4.19%	5.12%	3.87%	5.13%	3.85%	5.14%	3.89%	5.13%	3.87%

Net investment loss	(5.26)%	(4.01)%	(5.25)%	(4.12)%	(5.06)%	(3.81)%	(1.72)%	(3.79)%	(4.99)%	(3.74)%	(4.98)%	(3.72)%

Total return:
Total return before incentive fees	(6.12)%	(4.94)%	(6.12)%	(4.94)%	(8.83)%	(7.68)%	(8.83)%	(7.68)%	(8.85)%	(7.70)%	(8.85)%	(7.70)%

Total return after incentive fees	(6.12)%	(4.94)%	(6.12)%	(4.94)%	(8.83)%	(7.68)%	(8.83)%	(7.68)%	(8.85)%	(7.70)%	(8.85)%	(7.70)%

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

7.    SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2013 through the date of filing, limited partner subscriptions totaled $750,350, and limited partner redemptions totaled $15,787,181.

Effective February 1, 2014, the servicing fee to MII was reduced by 0.50% annually for all classes. The new monthly servicing fee is equal to 0.8333% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and is equal to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified

Trading Company L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the

Years Ended December 31, 2013, 2012 and 2011, with

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2013 and 2012, and the results of its operations, changes in partners’ capital and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Chicago, Illinois

March 26, 2014

Deloitte & Touche LLP 111 S. Wacker Drive Chicago, IL 60606-4301 USA Tel: +1 312 486 1000 Fax: +1 312 486 1486 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Man-AHL Diversified Trading Company L.P.:

We have audited the accompanying statement of financial condition of Man-AHL Diversified Trading Company L.P (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2011, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financials are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company LP as of December 31, 2011, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 26, 2014

Member of

Deloitte Touche Tohmatsu Limited

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$9,757,518	$4,050,440
Net unrealized trading gains on open forward contracts	885,769	5,510,378
Net unrealized trading gains on open swap agreements	12,520,347	431,271
Net premiums paid on credit default swap agreements	3,357,116	—
Due from brokers	43,649,109	103,608,382

Total equity in trading accounts	70,169,859	113,600,471
Cash and cash equivalents	200,653,548	372,563,159
Interest receivable	31,670	—

Total assets	$270,855,077	$486,163,630

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$—	$2,817,349
Net unrealized trading losses on open swap agreements	8,936,971	759,721
Net premiums received on credit default swap agreements	5,175,526	—
Redemptions payable	17,453,462	25,150,262
Accrued expenses and other liabilities	103,473	128,095

Total liabilities	31,669,432	28,855,427

PARTNERS’ CAPITAL:
Limited Partners (24,397.67 and 45,937.32 units outstanding at December 31, 2013 and 2012, respectively)	239,185,645	457,308,203

Total partners’ capital	239,185,645	457,308,203

Total liabilities and partners’ capital	$270,855,077	$486,163,630

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,803.63	$9,955.05

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2013 AND 2012

	2013		2012
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(378,972)	(0.2)%	$(927,435)	(0.2)%
Currencies	(250,642)	(0.1)	284,896	0.1
Energy	180,567	0.1	99,770	0.0
Indices	7,850,513	3.3	2,018,688	0.4
Interest rates	(1,418,192)	(0.6)	95,894	0.0
Metals	(18,266)	0.0	15,731	0.0

Total futures contracts - long	5,965,008	2.5	1,587,544	0.3

FUTURES CONTRACTS - Short:
Agricultural	1,409,672	0.6	1,160,137	0.3
Currencies	27,532	0.0	157,334	0.0
Energy	75,410	0.0	518,554	0.1
Indices	1,216,943	0.5	158,907	0.0
Interest rates	609,658	0.3	(481,535)	(0.1)
Metals	453,295	0.2	(1,867,850)	(0.4)

Total futures contracts - short	3,792,510	1.6	(354,453)	(0.1)

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$9,757,518	4.1%	$1,233,091	0.2%

FORWARD CONTRACTS - Long:
Australian dollars	$(639,768)	(0.2)%	$3,515	0.0%
British pounds	1,005,261	0.4	975,486	0.2
Euro	323,916	0.1	2,283,265	0.5
Gold bullion	5,336	0.0	(1,269,070)	(0.3)
Japanese yen	(1,521,183)	(0.6)	(1,369,431)	(0.3)
New Zealand dollars	(141,605)	(0.1)	360,776	0.1
Other	(184,265)	(0.1)	9,887,264	2.2

Total forward contracts - long	(1,152,308)	(0.5)	10,871,805	2.4

FORWARD CONTRACTS - Short:
Australian dollars	619,919	0.3	235,632	0.1
British pounds	(849,091)	(0.3)	(832,162)	(0.2)
Euro	(275,708)	(0.1)	(6,940,417)	(1.5)
Gold bullion	449,803	0.2	543,202	0.1
Japanese yen	2,678,558	1.1	5,071,648	1.1
New Zealand dollars	79,803	0.0	(120,666)	(0.0)
Other	(665,207)	(0.3)	(3,318,664)	(0.7)

Total forward contracts - short	2,038,077	0.9	(5,361,427)	(1.1)

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$885,769	0.4%	$5,510,378	1.3%

SWAP AGREEMENTS - Long:
Credit default swaps (upfront premiums received $20,241,913)*	$(26,328,625)	(11.0)%	$—	0.0%
Interest rate swaps	15,877,039	6.6	(57,468)	(0.0)

Total swap agreements - long	(10,451,586)	(4.4)	(57,468)	(0.0)

SWAP AGREEMENTS - Short:
Credit default swaps*
iTraxx Europe Index (6/20/18-12/20/18) (upfront premiums received $1,002,207)[1]	14,842,610	6.2	(217,699)	0.0
iTraxx Crossover Index (6/20/18-12/20/18) (upfront premiums paid $7,775,832)[1]	15,365,485	6.4	(256,422)	(0.1)
Other (upfront premiums paid $11,649,878)*	6,873,637	2.9	(285,600)	(0.1)
Interest rate swaps	(23,046,770)	(9.6)	488,739	0.1

Total swap agreements - short	14,034,962	5.9	(270,982)	(0.1)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN SWAP AGREEMENTS	$3,583,376	1.5%	$(328,450)	(0.1)%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$14,226,663	6.0%	$6,415,019	1.4%

*	As of December 31, 2013, all credit default swaps were centrally-cleared.

1 Investment in which the percent of partners’ capital is greater than 5%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
NET INVESTMENT INCOME:
Interest income	$363,965	$344,321	$994,502

EXPENSES
Brokerage commissions	1,049,330	995,413	1,426,033
Interest expense - brokers	424,325	287,378	730,428
Administration fees	10,000	10,000	10,000
Professional fees	153,624	152,348	206,500
Other expenses	50,888	84,218	9,856

Total expenses	1,688,167	1,529,357	2,382,817

Net investment loss	(1,324,202)	(1,185,036)	(1,388,315)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading losses on closed contracts/agreements and foreign currency transactions	(9,823,914)	(17,442,354)	(13,590,165)
Net change in unrealized gains (losses) on translation of foreign currency	(584,288)	(293,787)	(169,353)
Net change in unrealized trading gains (losses) on open contracts/agreements	7,811,644	(9,496,995)	(14,334,257)

Net loss on trading activities	(2,596,558)	(27,233,136)	(28,093,775)

NET LOSS	$(3,920,760)	$(28,418,172)	$(29,482,090)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the year)	$(106.44)	$(461.12)*	$(484.81)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	36,836.25

* Based on change in net asset value per unit form the beginning of the year to the end of the year.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937

Subscriptions	14,792,733	1,478	—	—	14,792,733	1,478
Redemptions	(228,994,531)	(23,017)	—	—	(228,994,531)	(23,017)
Net loss	(3,920,760)	—	—	—	(3,920,760)	—

PARTNERS’ CAPITAL - December 31, 2013	$239,185,645	24,398	$—	—	$239,185,645	24,398

PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	64,851	$—	—	$675,495,416	64,851

Subscriptions	61,580,328	6,015	—	—	61,580,328	6,015
Redemptions	(251,349,369)	(24,929)	—	—	(251,349,369)	(24,929)
Net loss	(28,418,172)	—	—	—	(28,418,172)	—

PARTNERS’ CAPITAL - December 31, 2012	$457,308,203	45,937	$—	—	$457,308,203	45,937

PARTNERS’ CAPITAL - January 1, 2011	$614,722,453	56,392	$—	—	$614,722,453	56,392

Subscriptions	209,049,418	19,663	—	—	209,049,418	19,663
Redemptions	(118,794,365)	(11,204)	—	—	(118,794,365)	(11,204)
Net loss	(29,482,090)	—	—	—	(29,482,090)	—

PARTNERS’ CAPITAL - December 31, 2011	$675,495,416	64,851	$—	—	$675,495,416	64,851

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,920,760)	$(28,418,172)	$(29,482,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	(7,811,644)	9,496,995	14,334,257
Changes in assets and liabilities:
Due from brokers	59,959,273	(60,225,133)	15,302,752
Interest receivable	(31,670)	6,972	29,258
Premiums recieved on credit default swap agreements	1,818,410	—	—
Accrued expenses and other liabilities	(24,622)	(22,004)	(27,645)

Net cash provided by (used in) operating activities	49,988,987	(79,161,342)	156,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	14,792,733	61,580,328	209,049,418
Payments on redemptions	(236,691,331)	(236,454,346)	(123,082,449)

Net cash provided by (used in) financing activities	(221,898,598)	(174,874,018)	85,966,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,909,611)	(254,035,360)	86,123,501

CASH AND CASH EQUIVALENTS - Beginning of year	372,563,159	626,598,519	540,475,018

CASH AND CASH EQUIVALENTS - End of year	$200,653,548	$372,563,159	$626,598,519

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE YEAR:	$424,325	$287,378	$730,428 *

* Amount was inadvertently omitted from the 2011 report filed with the SEC.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Man-AHL (USA) Limited (the “Advisor”), a limited liability company incorporated in the United Kingdom, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held included in due from brokers on the statements of financial condition is $16,906,001 and $102,017,458 as of December 31, 2013 and 2012, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures, forwards and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, on trading activities in the statements of operations. All trading activities are accounted for on a trade-date basis.

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

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2013, 2012 and 2011. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2013, 2012 and 2011.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner.

Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2013 and 2012, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of December 31, 2013 and 2012, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,161,532	$13,161,532	$—	$—
Forward contracts	8,431,935	—	8,431,935	—
Swap agreements	62,465,065	—	62,465,065	—

Total Assets	84,058,532	13,161,532	70,897,000	—

Liabilities
Futures contracts	(3,404,014)	(3,404,014)	—	—
Forward contracts	(7,546,166)	—	(7,546,166)	—
Swap agreements	(58,881,689)	—	(58,881,689)	—

Total Liabilities	(69,831,869)	(3,404,014)	(66,427,855)	—

Net Fair Value	$14,226,663	$9,757,518	$4,469,145	$—

	Fair Value Measurements
Investments	As of December 31, 2012	Level 1	Level 2	Level 3
Assets
Futures contracts	$10,423,772	$10,423,772	$—	$—
Forward contracts	21,156,606	—	21,156,606	—
Swap agreements	1,593,932	—	1,593,932	—

Total Assets	33,174,310	10,423,772	22,750,538	—

Liabilities
Futures contracts	(9,190,681)	(9,190,681)	—	—
Forward contracts	(15,646,228)	—	(15,646,228)	—
Swap agreements	(1,922,382)	—	(1,922,382)	—

Total Liabilities	(26,759,291)	(9,190,681)	(17,568,610)	—

Net Fair Value	$6,415,019	$1,233,091	$5,181,928	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of December 31, 2013 based on the levels assigned at December 31, 2012.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Trading Company sought to achieve its investment objective by participation in the AHL Diversified Program directed on behalf of the Trading Company by Man-AHL (USA) Limited. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets (“OTC”)). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

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

As of December 31, 2013, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount
0-100	$19,549,532	$1,558,937,500
101-250	12,453,749	158,044,500
251-350	5,078,451	123,715,000

Total	$37,081,732	$1,840,697,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The credit spread of the underlying indices, derived from the fair value at December 31, 2013 of each credit default swap where the Trading Company is seller, ranged between 54 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. The Trading Company has posted cash collateral of $4,952,334 with respective counterparties of these contracts in the normal course of business. The maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through December 20, 2018.

During 2011, the Trading Company used MF Global Inc. (“MFG”), in addition to JPM and CS, to clear a portion of its futures trading activity and used MF Global U.K. (“MFG UK”), in addition to RBS and DB, to clear a portion of its forward trading activity. At December 31, 2013, the Trading Company had no open futures or forward contracts with either MFG or MFG UK. On October 31, 2011, MF Global Holdings Ltd., the parent of MFG and MFG UK, filed for Chapter 11 bankruptcy protection in the U.S. courts. The U.S. courts subsequently approved the appointment of James W. Giddens as U.S. Trustee to oversee the liquidation of MFG. The Financial Services Authority, the U.K. financial services regulator, has appointed Special Administrators to oversee the liquidation of MFG UK. At December 31, 2013, the Trading Company’s due from brokers balance includes an estimated net balance at MFG of $28,049. As of the date of the issuance of the financial statements, the General Partner is unable to determine the ultimate outcome, if any, of the above-mentioned bankruptcy and liquidation proceedings on the Trading Company’s financial condition or results of operations.

During the year ended December 31, 2013, the Trading Company traded 158,435 exchange-traded futures contracts and settled 58,237 forward contracts and 5,979 swap agreements. During the year ended December 31, 2012, the Trading Company traded 212,768 exchange-traded futures contracts and settled 38,947 forward contracts and 193 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2013, the OTC contracts in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2013, may differ from the net liability amounts recorded as of December 31, 2013, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. With centrally cleared swaps, there is less counterparty credit risk since the exchange or clearinghouse, as counterparty, stands between the buyer and seller of the swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	December 31, 2013
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,958,109		$(7,473,578)
Metals		473,826		(72,588)

Total open forward contracts		8,431,935		(7,546,166)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,981,983		(951,283)
Currencies		35,616		(258,726)
Energy		399,933		(143,956)
Indices		9,124,763		(57,307)
Interest rates		1,041,240		(1,849,774)
Metals		577,997		(142,968)

Total open futures contracts		13,161,532		(3,404,014)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,243,040		(26,489,933)
Interest rates		25,222,025		(32,391,756)

Total open swap agreements		62,465,065		(58,881,689)

Total Derivatives		$84,058,532		$(69,831,869)

	December 31, 2012
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statement of Financial Condition	Fair Value	Statement of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,240,235		$(13,640,842)
Metals		916,371		(2,005,386)

Total open forward contracts		21,156,606		(15,646,228)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,281,938		(2,049,236)
Currencies		575,080		(132,850)
Energy		1,267,932		(649,608)
Indices		3,300,451		(1,122,856)
Interest rates		2,740,640		(3,126,281)
Metals		257,731		(2,109,850)

Total open futures contracts		10,423,772		(9,190,681)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		10,609		(770,330)
Interest rates		1,583,323		(1,152,052)

Total open swap agreements		1,593,932		(1,922,382)

Total Derivatives		$33,174,310		$(26,759,291)

The following table presents the impact of derivative instruments on the statements of operations:

	For the year ended December 31,
	2013	2012	2011
Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(9,623,503)	$(5,431,089)	$(21,390,177)
Metals	5,808,937	(4,836,754)	6,646,453

Net realized trading losses on closed contracts/agreements	$(3,814,566)	$(10,267,843)	$(14,743,724)

Currencies	$(6,114,862)	$(432,712)	$(13,176,174)
Metals	1,490,253	(1,112,818)	(1,132,398)

Net change in unrealized trading gaines (losses) on open contracts/agreements	$(4,624,609)	$(1,545,530)	$(14,308,572)

Futures contracts
Agricultural	$2,772,389	$4,586,839	$(1,417,632)
Currencies	(5,734)	5,246,673	14,359,327
Energy	(13,240,736)	(12,828,241)	(24,680,616)
Indices	35,540,074	(7,545,898)	(40,493,687)
Interest rates	(28,206,331)	16,507,872	51,973,250
Metals	(1,311,623)	(15,745,532)	(314,100)

Net realized trading losses on closed contracts/agreements	$(4,451,961)	$(9,778,287)	$(573,458)

Agricultural	$797,998	$259,737	$(4,720,769)
Currencies	(665,340)	(1,446,177)	1,629,933
Energy	(362,347)	(36,204)	1,039,372
Indices	6,889,861	1,822,904	248,407
Interest rates	(422,893)	(5,023,617)	4,924,826
Metals	2,287,148	(3,199,658)	(3,147,454)

Net change in unrealized trading gaines (losses) on open contracts/agreements	$8,524,427	$(7,623,015)	$(25,685)

Swap agreements
Credit default swaps	$2,606,057	$1,846,547	$—
Interest rate swaps	(4,543,624)	—	—

Net realized trading losses on closed contracts/agreements	$(1,937,567)	$1,846,547	$—

Credit default swaps	$11,512,828	$(759,721)	$—
Interest rate swaps	(7,601,002)	431,271	—

Net change in unrealized trading gaines (losses) on open contracts/agreements	$3,911,826	$(328,450)	$—

Amounts in the table above exclude foreign exchange spot contracts.

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarified the scope of ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity’s financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives that are offset either in accordance with other requirements of GAAP or subject to an enforceable master netting arrangement or similar agreement. The guidance in ASU 2013-01 and ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, with retrospective disclosure required for comparative periods presented.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2013
Open futures contracts
Credit Suisse	$6,395,998	$(1,480,381)	$4,915,617	$—	$—	$4,915,617
JPMorgan Chase	5,281,158	(1,004,751)	4,276,407	—	—	4,276,407
Merrill Lynch	1,484,376	(918,882)	565,494	—	—	565,494

Total open futures contracts	$13,161,532	$(3,404,014)	$9,757,518	$—	$—	$9,757,518

Open forward contracts
Deutsche Bank	$4,689,157	$(4,241,771)	$447,386	$—	$—	$447,386
Royal Bank of Scotland	3,742,778	(3,304,395)	438,383	—	—	438,383

Total open forward contracts	$8,431,935	$(7,546,166)	$885,769	$—	$—	$885,769

Open swap agreements
Credit Suisse	$25,882,027	$(13,361,680)	$12,520,347	$—	$—	$12,520,347
JPMorgan Chase	11,361,013	(11,361,013)	—	—	—	—
Royal Bank of Scotland	25,222,025	(25,222,025)	—	—	—	—

Total open swap agreements	$62,465,065	$(49,944,718)	$12,520,347	$—	$—	$12,520,347

As of December 31, 2012
Open futures contracts
Credit Suisse	$4,651,571	$(4,651,571)	$—	$—	$—	$—
JPMorgan Chase	5,772,201	(1,721,761)	4,050,440	—	—	4,050,440

Total open futures contracts	$10,423,772	$(6,373,332)	$4,050,440	$—	$—	$4,050,440

Open forward contracts
Deutsche Bank	$12,060,093	$(9,074,898)	$2,985,195	$—	$—	$2,985,195
Royal Bank of Scotland	9,096,513	(6,571,330)	2,525,183	—	—	2,525,183

Total open forward contracts	$21,156,606	$(15,646,228)	$5,510,378	$—	$—	$5,510,378

Open swap agreements
JPMorgan Chase	$10,609	$(10,609)	$—	$—	$—	$—
Royal Bank of Scotland	1,583,323	(1,152,052)	431,271	—	—	431,271

Total open swap agreements	$1,593,932	$(1,162,661)	$431,271	$—	$—	$431,271

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2013
Open futures contracts
Credit Suisse	$1,480,381	$(1,480,381)	$—	$—	$—	$—
JPMorgan Chase	1,004,751	(1,004,751)	—	—	—	—
Merrill Lynch	918,882	(918,882)	—	—	—	—

Total open futures contracts	$3,404,014	$(3,404,014)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,241,771	$(4,241,771)	$—	$—	$—	$—
Royal Bank of Scotland	3,304,395	(3,304,395)	—	—	—	—

Total open forward contracts	$7,546,166	$(7,546,166)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$13,361,680	$(13,361,680)	$—	$—	$—	$—
JPMorgan Chase	13,128,253	(11,361,013)	1,767,240	—	1,767,240	—
Royal Bank of Scotland	32,391,756	(25,222,025)	7,169,731	—	7,169,731	—

Total open swap agreements	$58,881,689	$(49,944,718)	$8,936,971	$—	$8,936,971	$—

As of December 31, 2012
Open futures contracts
Credit Suisse	$7,468,920	$(4,651,571)	$2,817,349	$—	$2,817,349	$—
JPMorgan Chase	1,721,761	(1,721,761)	—	—	—	—

Total open futures contracts	$9,190,681	$(6,373,332)	$2,817,349	$—	$2,817,349	$—

Open forward contracts
Deutsche Bank	$9,074,898	$(9,074,898)	$—	$—	$—	$—
Royal Bank of Scotland	6,571,330	(6,571,330)	—	—	—	—

Total open forward contracts	$15,646,228	$(15,646,228)	$—	$—	$—	$—

Open swap agreements
JPMorgan Chase	$770,330	$(10,609)	$759,721	$—	$759,721	$—
Royal Bank of Scotland	1,152,052	(1,152,052)	—	—	—	—

Total open swap agreements	$1,922,382	$(1,162,661)	$759,721	$—	$759,721	$—

In accordance with ASU 2011-11, only the amount of the collateral up to the net amount of liabilities presented on the statement of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of December 31, 2013
Open swap agreements
JPMorgan Chase	$2,140,326
Royal Bank of Scotland	5,828,704

As of December 31, 2012 (Unaudited)
Open futures contracts
Credit Suisse	$30,278,986
Open swap agreements
JPMorgan Chase	$24,659,203

6.    RECENT ACCOUNTING PRONOUNCEMENT

In June 2013, the Financial Accounting Standards Board issued ASU No. 2013-08 “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which further clarifies the characteristics of investment companies as discussed in Topic 946. Companies that are regulated under the Investment Company Act of 1940 are investment companies for accounting purposes. All other companies must determine whether they are investment companies by determining if their activities are consistent with the characteristics of an investment company. The new and amended disclosures are effective for interim and annual reporting periods beginning after December 15, 2013. Management is currently evaluating the implications of ASU 2013-08 and its impact on the financial statements and related disclosures has not yet been determined.

7.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

8.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2013, 2012 and 2011:

	For the years ended December 31,
	2013	2012	2011
Per unit operating performance:
Beginning net asset value	$9,955.05	$10,416.17	$10,900.98
Income (loss) from investment operations:
Net investment loss	(36.78)	(21.05)	(22.18)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(114.64)	(440.07)	(462.63)

Total income (loss) from investment operations	(151.42)	(461.12)	(484.81)

Ending net asset value	$9,803.63	$9,955.05	$10,416.17

Ratios to average partners’ capital:
Expenses	0.47%	0.27%	0.36%

Net investment loss	(0.37)%	(0.21)%	(0.21)%

Total return	(1.52)%	(4.43)%	(4.45)%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

9.    SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2013 through the date of filing, limited partner subscriptions totaled $750,350, and limited partner redemptions totaled $15,787,181.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.