Form 10-Q
period 2014-03-31
MAN AHL DIVERSIFIED I LP
filed 2014-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended March 31, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$174,475,357	$202,881,618
Due from Man-AHL Diversified Trading Company L.P.	8,160,779	12,263,503
Cash	41,000	115,000

Total assets	$182,677,136	$215,260,121

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$7,305,027	$11,208,131
Subscriptions received in advance	41,000	115,000
Management fees payable	441,829	521,567
Servicing fees payable	148,451	264,689
Accrued expenses and other liabilities	265,472	269,116

Total liabilities	8,201,779	12,378,503

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	488,688	504,667
Limited Partners - Class A Series 1 (44,942.86 and 51,137.49 units outstanding at March 31, 2014 and December 31, 2013, respectively)	117,844,229	138,471,344
Limited Partners - Class A Series 2 (5,785.91 and 6,110.49 units outstanding at March 31, 2014 and December 31, 2013, respectively)	16,153,106	17,561,929
Limited Partners - Class B Series 1 (15,157.62 and 16,990.84 units outstanding at March 31, 2014 and December 31, 2013, respectively)	39,744,744	46,008,333
Limited Partners - Class B Series 2 (87.61 and 116.68 units outstanding at March 31, 2014 and December 31, 2013, respectively)	244,590	335,345

Total partners’ capital	174,475,357	202,881,618

Total liabilities and partners’ capital	$182,677,136	$215,260,121

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,622.09	$2,707.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$2,791.80	$2,874.06

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,622.10	$2,707.83

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$2,791.84	$2,874.09

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2014	2013
NET INVESTMENT LOSS
ALLOCATED FROM MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$63,785	$50,637
Brokerage commissions	(179,297)	(199,495)
Other expenses	(98,649)	(133,638)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(214,161)	(282,496)

PARTNERSHIP EXPENSES:
Management fees	1,395,195	2,741,891
Servicing fees	552,230	1,397,026
Administration fees	105,351	121,225
Professional fees	48,333	55,000
Other expenses	37,306	40,183

Total partnership expenses	2,138,415	4,355,325

Net investment loss	(2,352,576)	(4,637,821)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	1,671,806	16,255,638
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(5,424,869)	(3,121,475)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(3,753,063)	13,134,163

NET INCOME (LOSS)	$(6,105,639)	$8,496,342

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(85.64)	$64.65 *

CLASS A Series 2	$(81.88)	$77.47 *

CLASS B Series 1	$(85.81)	$64.65 *

CLASS B Series 2	$(79.03)	$77.46 *

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	49,008.86

CLASS A Series 2	6,034.84

CLASS B Series 1	16,377.73

CLASS B Series 2	111.47

*	Based on change in net asset value per unit from the beginning of the period to the end of the period.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542
Subscriptions	602,600	226	—	—	—	—	188,986	70	—	—	791,586	296
Redemptions	(17,048,447)	(6,421)	—	—	(914,671)	(324)	(5,047,144)	(1,903)	(81,946)	(29)	(23,092,208)	(8,677)
Net loss	(4,181,268)	—	(15,979)	—	(494,152)	—	(1,405,431)	—	(8,809)	—	(6,105,639)	—

PARTNERS’ CAPITAL March 31, 2014	$117,844,229	44,943	$488,688	186	$16,153,106	5,786	$39,744,744	15,158	$244,590	88	$174,475,357	66,161

PARTNERS’ CAPITAL January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	4,079,741	1,401	—	—	—	—	1,125,410	386	—	—	5,205,151	1,787
Redemptions	(28,885,369)	(9,844)	—	—	(3,223,406)	(1,045)	(6,414,775)	(2,187)	(843,379)	(274)	(39,366,929)	(13,350)
Net income	5,709,088	—	12,049	—	834,356	—	1,730,965	—	209,884	—	8,496,342	—

PARTNERS’ CAPITAL March 31, 2013	$239,734,444	81,290	$549,639	186	$30,897,038	9,964	$74,666,006	25,318	$7,838,424	2,528	$353,685,551	119,286

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,105,639)	$8,496,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(791,586)	(5,205,151)
Sales of investments in Man-AHL Diversified Trading Company L.P.	29,333,347	46,955,059
Net gain (loss) on trading activities and net investment loss allocated from investments in Man-AHL Diversified Trading Company L.P.	3,967,224	(12,851,667)
Changes in assets and liabilities:
Management fees payable	(79,738)	(69,946)
Servicing fees payable	(116,238)	(35,523)
Accrued expenses and other liabilities	(3,644)	(41,035)

Net cash provided by operating activities	26,203,726	37,248,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	717,586	4,984,210
Payments on redemptions	(26,995,312)	(42,498,180)

Net cash used in financing activities	(26,277,726)	(37,513,970)

NET DECREASE IN CASH	(74,000)	(265,891)

CASH - Beginning of period	115,000	961,791

CASH - End of period	$41,000	$695,900

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2014, and the results of its operations for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that they meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Standards Board Topic 946, Financial Services-Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

At March 31, 2014 and December 31, 2013, the Partnership owned 18,170.06 and 20,694.54 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2014 and December 31, 2013 was 84.21% and 84.82%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2014, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2014 and 2013, no incentive fees were earned by the Advisor.

The Partnership paid a monthly servicing fee to MII, in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The Partnership also paid a monthly servicing fee to MII, in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. Effective February 1, 2014, the servicing fee to MII was reduced to 0.8333% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standard Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2014 and March 31, 2013. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2014 or for the year ended December 31, 2013.

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

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42

Income (loss) from investment operations:
Net investment loss	(33.83)	(26.75)	(33.73)	(27.24)	(38.43)	(30.14)	(38.04)	(30.17)
Net realized and unrealized gains (losses) on trading activities	(51.90)	(55.51)	(52.00)	(55.01)	103.08	107.61	102.69	107.63

Total income (loss) from investment operations	(85.73)	(82.26)	(85.73)	(82.25)	64.65	77.47	64.65	77.46

Ending net asset value	$2,622.09	$2,791.80	$2,622.10	$2,791.84	$2,949.12	$3,100.87	$2,949.13	$3,100.88

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.28%	3.96%	5.26%	4.03%	5.37%	4.02%	5.31%	4.03%

Total expenses	5.28%	3.96%	5.26%	4.03%	5.37%	4.02%	5.31%	4.03%

Net investment loss	(5.14)%	(3.83)%	(5.13)%	(3.89)%	(5.31)%	(3.97)%	(5.26)%	(3.97)%

Total return:[2]
Total return before incentive fees	(3.17)%	(2.86)%	(3.17)%	(2.86)%	2.24%	2.56%	2.24%	2.56%

Total return after incentive fees	(3.17)%	(2.86)%	(3.17)%	(2.86)%	2.24%	2.56%	2.24%	2.56%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2014 through the date of filing, limited partner subscriptions totaled $14,000, and there were no limited partner redemptions.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended March 31, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,829,887	$9,757,518
Net unrealized trading gains on open forward contracts	1,558,671	885,769
Net unrealized trading gains on open swap agreements	12,099,098	12,520,347
Net premiums paid on credit default swap agreements	2,221,187	3,357,116
Due from brokers	43,237,880	43,649,109

Total equity in trading accounts	60,946,723	70,169,859
Cash and cash equivalents	171,719,927	200,653,548
Interest receivable	29,712	31,670

Total assets	$232,696,362	$270,855,077

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$303,722	$—
Net unrealized trading losses on open forward contracts	773,515	—
Net unrealized trading losses on open swap agreements	6,910,749	8,936,971
Net premiums received on credit default swap agreements	6,519,498	5,175,526
Redemptions payable	10,865,869	17,453,462
Accrued expenses and other liabilities	129,098	103,473

Total liabilities	25,502,451	31,669,432

PARTNERS’ CAPITAL:
Limited Partners (21,577.41 and 24,397.67 units outstanding at March 31, 2014 and December 31, 2013, respectively)	207,193,911	239,185,645

Total partners’ capital	207,193,911	239,185,645

Total liabilities and partners’ capital	$232,696,362	$270,855,077

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$9,602.35	$9,803.63

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2014 (Unaudited)		December 31, 2013
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$1,422,010	0.7%	$(378,972)	(0.2)%
Currencies	(46,770)	(0.0)	(250,642)	(0.1)
Energy	153,642	0.1	180,567	0.1
Indices	494,680	0.2	7,850,513	3.3
Interest Rates	131,110	0.0	(1,418,192)	(0.6)
Metals	(16,725)	(0.0)	(18,266)	0.0

Total futures contracts - long	2,137,947	1.0	5,965,008	2.5

FUTURES CONTRACTS - Short:
Agricultural	(1,120,473)	(0.6)	1,409,672	0.6
Currencies	(46,358)	(0.0)	27,532	0.0
Energy	621,882	0.3	75,410	0.0
Indices	389,649	0.2	1,216,943	0.5
Interest Rates	(11,173)	(0.0)	609,658	0.3
Metals	(445,309)	(0.2)	453,295	0.2

Total futures contracts - short	(611,782)	(0.3)	3,792,510	1.6

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$1,526,165	0.7%	$9,757,518	4.1%

FORWARD CONTRACTS - Long:
Australian dollars	$2,206,876	1.1%	$(639,768)	(0.2)%
British pounds	293,550	0.1	1,005,261	0.4
Euro	(529,332)	(0.3)	323,916	0.1
Gold bullion	(241,893)	(0.1)	5,336	0.0
Japanese yen	(1,463,993)	(0.7)	(1,521,183)	(0.6)
New Zealand dollars	1,149,532	0.6	(141,605)	(0.1)
Other	3,340,960	1.6	(184,265)	(0.1)

Total forward contracts - long	4,755,700	2.3	(1,152,308)	(0.5)

FORWARD CONTRACTS - Short:
Australian dollars	(1,492,695)	(0.7)	619,919	0.3
British pounds	(448,799)	(0.2)	(849,091)	(0.3)
Euro	380,297	0.2	(275,708)	(0.1)
Gold bullion	102,471	0.0	449,803	0.2
Japanese yen	1,487,450	0.7	2,678,558	1.1
New Zealand dollars	(302,708)	(0.1)	79,803	0.0
Other	(3,696,560)	(1.8)	(665,207)	(0.3)

Total forward contracts - short	(3,970,544)	(1.9)	2,038,077	0.9

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$785,156	0.4%	$885,769	0.4%

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $35,516,564 and $20,241,913, respectively)	$(33,158,972)	(16.0)%	$(26,328,625)	(11.0)%
Interest rate swaps	7,634,870	3.7	15,877,039	6.6

Total swap agreements - long	(25,524,102)	(12.3)	(10,451,586)	(4.4)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $31,218,253 and $18,423,503, respectively)	$42,756,355	20.6	37,081,732	15.5
Interest rate swaps	(12,043,904)	(5.8)	(23,046,770)	(9.6)

Total swap agreements - short	30,712,451	14.8	14,034,962	5.9

NET UNREALIZED TRADING GAINS ON OPEN SWAP AGREEMENTS	$5,188,349	2.5%	$3,583,376	1.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$7,499,670	3.6%	$14,226,663	6.0%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (continued)

The following is a schedule of the investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of March 31, 2014 (Unaudited):

Swap Agreements	Maturity Date	Fair Value	Percent of Partners’ Capital
Credit default swaps - centrally cleared - Long
iTraxx Crossover Index (upfront premiums received $16,735,593)	6/20/18-12/20/18	$(15,744,526)	(7.6)%
iTraxx Europe Index (upfront premiums received $5,167,468)	6/20/18-12/20/18	(11,220,203)	(5.4)

Credit default swaps - centrally cleared - Short
iTraxx Crossover Index (upfront premiums paid $13,931,907)	6/20/18-6/20/19	20,610,992	9.9
iTraxx Europe Index (upfront premiums paid $1,732,961)	6/20/18-6/20/19	15,593,762	7.5
As of December 31, 2013:
Swap Agreements	Maturity Date	Fair Value	Percent of Partners’ Capital
Credit default swaps - centrally cleared - Short
iTraxx Crossover Index (upfront premiums paid $7,775,832)	6/20/18-12/20/18	$15,365,485	6.4%
iTraxx Europe Index (upfront premiums received $1,002,207)	6/20/18-12/20/18	14,842,610	6.2

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2014	2013
NET INVESTMENT INCOME:
Interest income	$75,566	$61,421

EXPENSES

Brokerage commissions	212,958	242,021
Interest expense - brokers	64,976	112,353
Administration fees	2,500	2,500
Professional fees	37,656	37,156
Other expenses	11,852	10,584

Total expenses	329,942	404,614

Net investment loss	(254,376)	(343,193)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	2,024,254	19,717,372
Net change in unrealized gains (losses) on translation of foreign currency	246,898	(727,054)
Net change in unrealized trading gains (losses) on open contracts/agreements	(6,726,993)	(3,070,028)

Net gain (loss) on trading activities	(4,455,841)	15,920,290

NET INCOME (LOSS)	$(4,710,217)	$15,577,097

NET GAIN (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(200.65)	$344.40 *

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	23,475.19

*	Based on change in net asset value per unit form the beginning of the period to the end of the period.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398

Subscriptions	791,586	82	—	—	791,586	82
Redemptions	(28,073,103)	(2,903)	—	—	(28,073,103)	(2,903)
Net loss	(4,710,217)	—	—	—	(4,710,217)	—

PARTNERS’ CAPITAL - March 31, 2014	$207,193,911	21,577	$—	—	$207,193,911	21,577

PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937

Subscriptions	6,205,151	616	—	—	6,205,151	616
Redemptions	(51,080,670)	(4,996)	—	—	(51,080,670)	(4,996)
Net income	15,577,097	—	—	—	15,577,097	—

PARTNERS’ CAPITAL - March 31, 2013	$428,009,781	41,557	$—	—	$428,009,781	41,557

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(4,710,217)	$15,577,097
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	6,726,993	3,070,028
Changes in assets and liabilities:
Due from brokers	411,229	6,550,801
Interest receivable	1,958	—
Premiums received on credit default swap agreements	2,479,901	—
Accrued expenses and other liabilities	25,625	(50,515)

Net cash provided by operating activities	4,935,489	25,147,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	791,586	6,205,151
Payments on redemptions	(34,660,696)	(50,727,453)

Net cash used in financing activities	(33,869,110)	(44,522,302)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,933,621)	(19,374,891)
CASH AND CASH EQUIVALENTS - Beginning of period	200,653,548	372,563,159

CASH AND CASH EQUIVALENTS - End of period	$171,719,927	$353,188,268

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$64,976	$112,353

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2014, and the results of its operations for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that it meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Standards Board Topic 946, Financial Services-Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $35,410,717 and $16,906,001 as of March 31, 2014 and December 31, 2013, respectively.

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

Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2014 and 2013. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the three months ended March 31, 2014 and year ended December 31, 2013.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2014 and December 31, 2013, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of March 31, 2014 and December 31, 2013, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,695,406	$4,695,406	$—	$—
Forward contracts	10,848,810	—	10,848,810	—
Swap agreements	66,536,470	—	66,536,470	—

Total Assets	82,080,686	4,695,406	77,385,280	—

Liabilities
Futures contracts	(3,169,241)	(3,169,241)	—	—
Forward contracts	(10,063,654)	—	(10,063,654)	—
Swap agreements	(61,348,121)	—	(61,348,121)	—

Total Liabilities	(74,581,016)	(3,169,241)	(71,411,775)	—

Net Fair Value	$7,499,670	$1,526,165	$5,973,505	$—

	Fair Value Measurements
Investments	As of December 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,161,532	$13,161,532	$—	$—
Forward contracts	8,431,935	—	8,431,935	—
Swap agreements	62,465,065	—	62,465,065	—

Total Assets	84,058,532	13,161,532	70,897,000	—

Liabilities
Futures contracts	(3,404,014)	(3,404,014)	—	—
Forward contracts	(7,546,166)	—	(7,546,166)	—
Swap agreements	(58,881,689)	—	(58,881,689)	—

Total Liabilities	(69,831,869)	(3,404,014)	(66,427,855)	—

Net Fair Value	$14,226,663	$9,757,518	$4,469,145	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of March 31, 2014 and 2013 based on the levels assigned at December 31, 2013 and 2012.

5.	DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Trading Company sought to achieve its investment objective by participation in the AHL Diversified Program directed on behalf of the Trading Company by the Advisor. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets (“OTC”)). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

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

The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy, debt restructuring, etc.). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, upon the occurrence of a specified negative credit event, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising an index or receive a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. As a seller (writer), upon the occurrence of a specified negative credit event, the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged. The counterparty risk for centrally-cleared credit default swap agreements is generally lower than for credit default swap agreements not centrally-cleared. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company.

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

As of March 31, 2014 and December 31, 2013, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2014		December 31, 2013
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$20,374,405	$1,979,060,000	$19,549,532	$1,558,937,500
101-250	20,429,256	268,515,000	12,453,749	158,044,500
251-350	1,952,694	80,655,000	5,078,451	123,715,000

Total	$42,756,355	$2,328,230,000	$37,081,732	$1,840,697,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each contract. The credit spread of the underlying indices, derived from the fair value at March 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 52 basis points and 311 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2013 of each credit default swap where the Trading Company is a seller, ranged between 54 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of March 31, 2014 and December 31, 2013, the Trading Company posted cash collateral of $6,982,501 and $4,952,334, respectively, with respective counterparties of these contracts in the normal course of business. As of March 31, 2014, the maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through June 20, 2019. As of December 31, 2013, the maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through December 20, 2018.

During the three months ended March 31, 2014, the Trading Company traded 111,722 exchange-traded futures contracts and settled 17,644 forward contracts and 1,084 swap agreements. During the three months ended March 31, 2013, the Trading Company traded 26,727 exchange-traded futures contracts and settled 15,287 forward contracts and 1,386 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2014, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2014, may differ from the net liability amounts recorded as of March 31, 2014, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of delivery to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. With centrally cleared swaps, there is less counterparty credit risk since the exchange or clearinghouse stands between the buyer and seller of the swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	March 31, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$10,623,738		$(9,633,629)
Metals		225,072		(430,025)

Total open forward contracts		10,848,810		(10,063,654)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,554,068		(1,252,531)
Currencies		11,003		(104,131)
Energy		979,997		(204,473)
Indices		1,637,791		(753,462)
Interest rates		500,433		(380,496)
Metals		12,114		(474,148)

Total open futures contracts		4,695,406		(3,169,241)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		43,022,785		(33,425,402)
Interest rates		23,513,685		(27,922,719)

Total open swap agreements		66,536,470		(61,348,121)

Total Derivatives		$82,080,686		$(74,581,016)

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,958,109		$(7,473,578)
Metals		473,826		(72,588)

Total open forward contracts		8,431,935		(7,546,166)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,981,983		(951,283)
Currencies		35,616		(258,726)
Energy		399,933		(143,956)
Indices		9,124,763		(57,307)
Interest rates		1,041,240		(1,849,774)
Metals		577,997		(142,968)

Total open futures contracts		13,161,532		(3,404,014)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,243,040		(26,489,933)
Interest rates		25,222,025		(32,391,756)

Total open swap agreements		62,465,065		(58,881,689)

Total Derivatives		$84,058,532		$(69,831,869)

The following table presents the impact of derivative instruments on the statements of operations:

		For the three months ended March 31,
		2014	2013
	Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies		$(64,310)	$11,265,956
Metals		(1,542,754)	(360,429)

	Net realized trading losses on closed contracts/agreements	$(1,607,064)	$10,905,527

Currencies		$505,578	$(6,366,503)
Metals		(606,191)	1,580,210

	Net change in unrealized trading gaines (losses) on open contracts/agreements	$(100,613)	$(4,786,293)

Futures contracts
Agricultural		$821,391	$545,473
Currencies		1,307,445	(123,171)
Energy		(1,359,361)	(3,789,345)
Indices		1,301,553	24,182,773
Interest rates		4,620,519	(8,623,089)
Metals		(1,124,028)	(3,479,674)

	Net realized trading losses on closed contracts/agreements	$5,567,519	$8,712,967

Agricultural		$(729,163)	$(154,619)
Currencies		129,982	343,702
Energy		519,547	(884,123)
Indices		(8,183,127)	(270,155)
Interest rates		928,471	4,997,790
Metals		(897,063)	3,720,481

	Net change in unrealized trading gaines (losses) on open contracts/agreements	$(8,231,353)	$7,753,076

Swap agreements
Credit default swaps		$480,621	$(1,413,817)
Interest rate swaps		(2,474,348)	2,490,372

	Net realized trading losses on closed contracts/agreements	$(1,993,727)	$1,076,555

Credit default swaps		$(1,155,724)	$(729,972)
Interest rate swaps		2,760,697	(5,306,839)

	Net change in unrealized trading gaines (losses) on open contracts/agreements	$1,604,973	$(6,036,811)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2014 and December 31, 2013, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2014
Open futures contracts
Credit Suisse	$1,556,824	$(1,556,824)	$—	$—	$—	$—
JPMorgan Chase	2,264,391	(904,773)	1,359,618	—	—	1,359,618
Merrill Lynch	874,191	(403,922)	470,269	—	—	470,269

Total open futures contracts	$4,695,406	$(2,865,519)	$1,829,887	$—	$—	$1,829,887

Open forward contracts
Deutsche Bank	$4,685,276	$(4,685,276)	$—	$—	$—	$—
Royal Bank of Scotland	6,163,534	(4,604,863)	1,558,671	—	—	1,558,671

Total open forward contracts	$10,848,810	$(9,290,139)	$1,558,671	$—	$—	$1,558,671

Open swap agreements
Credit Suisse	$31,738,785	$(19,639,687)	$12,099,098	$—	$—	$12,099,098
JPMorgan Chase	11,284,000	(11,284,000)	—	—	—	—
Royal Bank of Scotland	23,513,685	(23,513,685)	—	—	—	—

Total open swap agreements	$66,536,470	$(54,437,372)	$12,099,098	$—	$—	$12,099,098

As of December 31, 2013
Open futures contracts
Credit Suisse	$6,395,998	$(1,480,381)	$4,915,617	$—	$—	$4,915,617
JPMorgan Chase	5,281,158	(1,004,751)	4,276,407	—	—	4,276,407
Merrill Lynch	1,484,376	(918,882)	565,494	—	—	565,494

Total open futures contracts	$13,161,532	$(3,404,014)	$9,757,518	$—	$—	$9,757,518

Open forward contracts
Deutsche Bank	$4,689,157	$(4,241,771)	$447,386	$—	$—	$447,386
Royal Bank of Scotland	3,742,778	(3,304,395)	438,383	—	—	438,383

Total open forward contracts	$8,431,935	$(7,546,166)	$885,769	$—	$—	$885,769

Open swap agreements
Credit Suisse	$25,882,027	$(13,361,680)	$12,520,347	$—	$—	$12,520,347
JPMorgan Chase	11,361,013	(11,361,013)	—	—	—	—
Royal Bank of Scotland	25,222,025	(25,222,025)	—	—	—	—

Total open swap agreements	$62,465,065	$(49,944,718)	$12,520,347	$—	$—	$12,520,347

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2014
Open futures contracts
Credit Suisse	$1,860,546	$(1,556,824)	$303,722	$—	$303,722	$—
JPMorgan Chase	904,773	(904,773)	—	—	—	—
Merrill Lynch	403,922	(403,922)	—	—	—	—

Total open futures contracts	$3,169,241	$(2,865,519)	$303,722	$—	$303,722	$—

Open forward contracts
Deutsche Bank	$5,458,791	$(4,685,276)	$773,515	$—	$773,515	$—
Royal Bank of Scotland	4,604,863	(4,604,863)	—	—	—	—

Total open forward contracts	$10,063,654	$(9,290,139)	$773,515	$—	$773,515	$—

Open swap agreements
Credit Suisse	$19,639,687	$(19,639,687)	$—	$—	$—	$—
JPMorgan Chase	13,785,715	(11,284,000)	2,501,715	—	2,501,715	—
Royal Bank of Scotland	27,922,719	(23,513,685)	4,409,034	—	4,409,034	—

Total open swap agreements	$61,348,121	$(54,437,372)	$6,910,749	$—	$6,910,749	$—

As of December 31, 2013
Open futures contracts
Credit Suisse	$1,480,381	$(1,480,381)	$—	$—	$—	$—
JPMorgan Chase	1,004,751	(1,004,751)	—	—	—	—
Merrill Lynch	918,882	(918,882)	—	—	—	—

Total open futures contracts	$3,404,014	$(3,404,014)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,241,771	$(4,241,771)	$—	$—	$—	$—
Royal Bank of Scotland	3,304,395	(3,304,395)	—	—	—	—

Total open forward contracts	$7,546,166	$(7,546,166)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$13,361,680	$(13,361,680)	$—	$—	$—	$—
JPMorgan Chase	13,128,253	(11,361,013)	1,767,240	—	1,767,240	—
Royal Bank of Scotland	32,391,756	(25,222,025)	7,169,731	—	7,169,731	—

Total open swap agreements	$58,881,689	$(49,944,718)	$8,936,971	$—	$8,936,971	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2014
Open futures contracts
Credit Suisse	$17,227,369

Open forward contracts
Deutsche Bank	$2,939,145

Open swap agreements
JPMorgan Chase	$2,956,174
Royal Bank of Scotland	4,300,043

As of December 31, 2013
Open swap agreements
JPMorgan Chase	$2,140,326
Royal Bank of Scotland	5,828,704

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Per unit operating performance:
Beginning net asset value	$9,803.63	$9,955.05
Income (loss) from investment operations:
Net investment loss	(10.93)	(7.90)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(190.35)	352.30

Total income (loss) from investment operations	(201.28)	344.40

Ending net asset value	$9,602.35	$10,299.45

Ratios to average partners’ capital[1]:
Expenses	0.59%	0.37%

Net investment loss	(0.46)%	(0.31)%

Total return[2]	(2.05)%	3.46%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s return and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2014 through the date of filing, limited partner subscriptions totaled $14,000, and there were no limited partner redemptions.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 31, 2014.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2014:

31-Mar-14
Ending Equity	$174,475,357

Three months ended March 31, 2014:

Net assets decreased $28,406,261 for the three months ended March 31, 2014. This decrease was attributable to subscriptions in the amount of $791,586, redemptions in the amount of $23,092,208 and a net loss from operations of $6,105,639.

Management Fees of $1,395,195 and servicing fees of $552,230 were paid or accrued, and interest of $63,785 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2014.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2014 were $190,990.

Poor performance in the equities markets resulted in a net trading loss in January as both the European and U.S. equity markets experienced declines. Jumps in credit premiums and a long exposure to industrial metals further contributed to these losses. On the positive side, renewed demand for developed market bonds brought noteworthy gains. Existing long positions in French and Italian bond futures, as well as Euro-bund and Canadian contracts, provided the most significant returns. Commodity trading also added positive returns as short positions in sugar and wheat benefitted from continued weak demand, a record Canadian wheat harvest, and increased sugar production from Brazil and Thailand.

In February, trading in the bond, commodity, and energy markets generated modest overall performance with long positions in Italian bond futures, soy beans, and natural gas contributing most to the positive returns. Long positions in Italian bonds were particularly profitable as demand increased for such bonds in spite of other key bond yields remaining relatively stagnant. On the commodity side, trading results were mixed. Although an unusually cold winter across the eastern half of North America made long exposure to natural gas profitable, short exposure to wheat and sugar offset these gains. A drought in Brazil increased the price of soft commodities such as sugar, and concerns of lower wheat production on account of the harsh U.S. winter drove up prices for wheat. Trading in the currency markets also provided mixed results. While short positions in the Russian rouble provided positive gains in light of the political turmoil in Ukraine, a slightly weaker U.S. dollar caused losses for the Partnership’s positions in Brazilian real, Korean won and Malaysian ringgit.

Against a backdrop of increased volatility for equities, energies and rates, the Partnership sustained negative returns in March as losses in stocks and fixed income exposures outweighed gains in currency positions. Regarding equities, the Dax Index in Germany experienced sharp market reversals in light of lingering uncertainty from the Russian-Ukrainian political conflict. During this reversal, the Partnership cut positions at the time of sell-off yet did not participate in the return upward swing. Sharp reversals in both the Eurodollar and U.S. Treasury bond markets similarly resulted in negative returns which were offset by gains on long positions in French and Italian government bonds. The losses in the equity and bond markets were further tempered by the Partnership’s currency trading with respect to the Indian rupee and New Zealand dollar, which both yielded positive results.

Period Ended March 31, 2013:

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

January began with noteworthy results from long equity exposure across all regions, but particularly in U.S. and European indices. However, this was nullified by losses on long fixed income exposure, with U.S. Treasuries, French bonds, Short Sterling and Eurodollar being the main detractors. Commodity allocations generated a gain, largely due to short electricity contracts as milder, wetter weather drove prices down, but long exposure to oil and oil derivatives and short gold exposure also returned positive numbers. Short exposure to European and U.S. credit default protection captured gains over the past months as the cost of default insurance fell. Currency trading also added positive returns largely by way of short exposure to Japanese yen which fell 6% (on a trade-weighted basis) following the announcement of a stimulus and deflation control.

Commodity and currency trading were major factors in losses in February. Energy trading took a hit in February, with all positions contributing to the loss. Long positions in crude oil and its by-products was the main theme. The story was similar within the metals sector as long exposure to base metals suffered from the pull back in growth sensitive commodities over the month. Currency trading provided mixed performance. Short GBP positions performed well on the back of the UK rating downgrade and prospects for further quantitative easing. However, this was offset by losses from short USD positions as the dollar rose 3.3% on a trade weighted basis. On the positive side, long exposure to both bonds and short term interest rates performed positively over the month, reversing some of the sector’s losses from last month as markets returned to a more cautious state, following the overwhelmingly bullish nature of January. As such safe haven bonds (U.S. Treasuries in particular) returned some of the larger gains, but with further returns coming from emerging market bonds as well. On the interest rate side, long positions in Eurodollar, Euribor and Short Sterling all contributed positive performances as there continued to be no immediate end in sight to the relaxed monetary policies of the major central banks.

Long exposure to rising stock markets generated good performance in March. U.S. equities added the largest contribution with main European indices and Japanese stocks also performing. The only notable negative came from a long exposure to the Korean Kospi. Further positive returns were also added by long holdings of bonds. Yields on most European debt fell, benefitting the portfolio, as investor sought safety in light of Eurozone issues. A small portion of the gain was given back via Italian long dated bonds and U.S. Treasuries. Currency trading had a positive month, due largely to a continuing short exposure to the U.S. dollar. The credit sector detracted as short exposure to the rising cost of European default protection resulted in a loss. The allocation to commodities also delivered negative performance on the whole, driven predominantly by a long exposure to energy markets. Crude oil and its derivatives caused the most pain. AHL was positioned long at the start of the period and suffered as oil prices fell, but reduced this exposure and did not participate in some of the upward movement towards the end of the period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2014. As of March 31, 2014, the Partnership’s average capitalization was $174,475,357.

Quarter-Ended March 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,755,357	1.58%	$2,755,357	$2,755,357
Bonds	$6,509,766	3.73%	$6,509,766	$6,509,766
Credit	$7,124,706	4.08%	$7,124,706	$7,124,706
Currencies	$4,842,023	2.78%	$4,842,023	$4,842,023
Energies	$2,848,646	1.63%	$2,848,646	$2,848,646
Interest rates	$3,602,167	2.06%	$3,602,167	$3,602,167
Metals	$1,674,554	0.96%	$1,674,554	$1,674,554
Stock indices	$7,531,497	4.32%	$7,531,497	$7,531,497

Total	$36,888,716	21.14%	$36,888,716	$36,888,716

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2014. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2014.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2014, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2014 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2014, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of March 31, 2014, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2014.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2014, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2014.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On January 31, 2014, February 28, 2014 and March 31, 2014, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $62,000, $540,600 and $0, respectively. On January 31, 2014, February 28, 2014 and March 31, 2014, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On January 31, 2014, February 28, 2014 and March 31, 2014, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $90,000, $57,750 and $41,236, respectively. On January 31, 2014, February 28, 2014 and March 31, 2014, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2014:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 31, 2014	$7,196,719	$131,854	$1,995,456	$—
February 28, 2014	$4,885,380	$343,162	$1,194,263	$40,347
March 31, 2014	$4,966,348	$439,655	$1,857,425	$41,599
TOTAL	$17,048,447	$914,671	$5,047,144	$81,946

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2014.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Eric Burl

President and Chief Executive Officer

By: /s/ Daniel Borenstein

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