Form 10-Q
period 2014-06-30
MAN AHL DIVERSIFIED I LP
filed 2014-08-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
452 5th Avenue, 27th Floor
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended June 30, 2014 and 2013 (unaudited) and for the six months ended June 30, 2014 and 2013 (unaudited)
(c)	For the six months ended June 30, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (Unaudited)		December 31, 2013
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$174,326,641		$202,881,618
Due from Man-AHL Diversified Trading Company L.P.	5,778,345		12,263,503
Cash	147,000		115,000

Total assets	$180,251,986		$215,260,121

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$4,891,524		$11,208,131
Subscriptions received in advance	147,000		115,000
Management fees payable	435,140		521,567
Servicing fees payable	146,243		264,689
Accrued expenses and other liabilities	305,438		269,116

Total liabilities	5,925,345		12,378,503

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at June 30, 2014 and December 31, 2013)	541,340		504,667
Limited Partners - Class A Series 1 (40,641.16 and 51,137.49 units outstanding at June 30, 2014 and December 31, 2013, respectively)	118,046,120		138,471,344
Limited Partners - Class A Series 2 (5,324.16 and 6,110.49 units outstanding at June 30, 2014 and December 31, 2013, respectively)	16,517,117		17,561,929
Limited Partners - Class B Series 1 (13,434.58 and 16,990.84 units outstanding at June 30, 2014 and December 31, 2013, respectively)	39,022,139		46,008,333
Limited Partners - Class B Series 2 (64.44 and 116.68 units outstanding at June 30, 2014 and December 31, 2013, respectively)	199,925		335,345

Total partners’ capital	174,326,641		202,881,618

Total liabilities and partners’ capital	$180,251,986		$215,260,121

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$2,904.60		$2,707.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,102.30		$2,874.06

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$2,904.60		$2,707.83

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,102.35	*	$2,874.09

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$37,816	$53,104	$101,601	$103,741
Brokerage commissions	(181,730)	(244,876)	(411,837)	(444,371)
Other expenses	(59,642)	(62,646)	(107,481)	(196,284)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(203,556)	(254,418)	(417,717)	(536,914)

PARTNERSHIP EXPENSES:
Management fees	1,302,280	2,462,098	2,697,475	5,203,989
Servicing fees	437,619	1,249,690	989,849	2,646,716
Administration fees	104,912	111,890	210,263	233,115
Professional fees	45,000	55,000	93,333	110,000
Other expenses	30,970	46,752	68,276	86,935

Total partnership expenses	1,920,781	3,925,430	4,059,196	8,280,755

Net investment loss	(2,124,337)	(4,179,848)	(4,476,913)	(8,817,669)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	19,219,205	(13,593,869)	20,891,011	2,661,769
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	908,660	(4,012,758)	(4,516,209)	(7,134,233)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	20,127,865	(17,606,627)	16,374,802	(4,472,464)

NET INCOME (LOSS)	$18,003,528	$(21,786,475)	$11,897,889	$(13,290,133)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)
CLASS A Series 1	$280.70	$(206.78)*	$172.86	$(142.13)*

CLASS A Series 2	$307.94	$(208.37)*	$211.14	$(130.90)*

CLASS B Series 1	$280.73	$(206.79)*	$173.07	$(142.14)*

CLASS B Series 2	$301.22	$(208.34)*	$148.11	$(130.88)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	43,394.58		46,186.21

CLASS A Series 2	5,588.58		5,810.48

CLASS B Series 1	14,530.62		15,449.07

CLASS B Series 2	75.05		93.16

*	Based on change in net asset value per unit from the beginning of the period to the end of the period.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542
Subscriptions	679,100	254	—	—	—	—	317,186	119	—	—	996,286	373
Redemptions	(29,051,169)	(10,751)	—	—	(2,271,635)	(786)	(9,977,130)	(3,675)	(149,218)	(53)	(41,449,152)	(15,265)
Net Income	7,946,845	—	36,673	—	1,226,823	—	2,673,750	—	13,798	—	11,897,889	—

PARTNERS’ CAPITAL
June 30, 2014	$118,046,120	40,641	$541,340	186	$16,517,117	5,324	$39,022,139	13,435	$199,925	64	$174,326,641	59,650

PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	5,869,262	1,982	—	—	—	—	2,152,737	731	—	—	8,021,999	2,713
Redemptions	(51,431,247)	(17,656)	—	—	(11,484,450)	(3,587)	(10,040,108)	(3,436)	(8,328,828)	(2,535)	(81,284,633)	(27,214)
Net income (loss)	(10,174,934)	—	(26,490)	—	(333,444)	—	(3,384,505)	—	629,240	—	(13,290,133)	—

PARTNERS’ CAPITAL
June 30, 2013	$203,094,065	74,059	$511,100	186	$21,468,194	7,422	$66,952,530	24,414	$772,331	267	$292,798,220	106,348

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,897,889	$(13,290,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(996,286)	(8,021,999)
Sales of investments in Man-AHL Diversified Trading Company L.P.	51,993,506	97,232,793
Net gain (loss) on trading activities and net investment loss allocated from investments in Man-AHL Diversified Trading Company L.P.	(15,957,085)	5,009,378
Changes in assets and liabilities:
Management fees payable	(86,427)	(218,226)
Servicing fees payable	(118,446)	(113,409)
Accrued expenses and other liabilities	36,322	(56,675)

Net cash provided by operating activities	46,769,473	80,541,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,028,286	11,012,759
Payments on redemptions	(47,765,759)	(88,608,678)

Net cash used in financing activities	(46,737,473)	(77,595,919)

NET INCREASE IN CASH	32,000	2,945,810

CASH - Beginning of period	115,000	961,791

CASH - End of period	$147,000	$3,907,601

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. Prior to June 1, 2014, Man-AHL (USA) Limited acted as trading advisor. The Advisor implements the same trading program and employs substantially the same personnel as did Man-AHL (USA) Limited.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at the fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial condition. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At June 30, 2014 and December 31, 2013, the Partnership owned 16,209.13 and 20,694.54 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2014 and December 31, 2013 was 85.10% and 84.82%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2014, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the six months ended June 30, 2014 and 2013, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standards Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2014 and June 30, 2013. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2014 or for the year ended December 31, 2013.

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

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014				For the three months ended June 30, 2013
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$2,622.09	$2,791.80	$2,622.10	$2,791.84	$2,949.12	$3,100.87	$2,949.13	$3,100.88

Income (loss) from investment operations:
Net investment loss	(34.32)	(27.07)	(34.38)	(27.80)	(37.84)	(30.47)	(37.51)	(37.23)
Net realized and unrealized gains (losses) on trading activities	316.83	337.57	316.88	338.31	(168.94)	(177.90)	(169.28)	(171.11)

Total income (loss) from investment operations	282.51	310.50	282.50	310.51	(206.78)	(208.37)	(206.79)	(208.34)

Ending net asset value	$2,904.60	$3,102.30	$2,904.60	$3,102.35	$2,742.34	$2,892.50	$2,742.34	$2,892.54

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.10%	3.79%	5.11%	3.91%	5.24%	4.02%	5.20%	4.89%

Total expenses	5.10%	3.79%	5.11%	3.91%	5.24%	4.02%	5.20%	4.89%

Net investment loss	(5.01)%	(3.70)%	(5.02)%	(3.82)%	(5.18)%	(3.96)%	(5.13)%	(4.82)%

Total return:[2]
Total return before incentive fees	10.77%	11.12%	10.77%	11.12%	(7.01)%	(6.72)%	(7.01)%	(6.72)%

Total return after incentive fees	10.77%	11.12%	10.77%	11.12%	(7.01)%	(6.72)%	(7.01)%	(6.72)%

	For the six months ended June 30, 2014				For the six months ended June 30, 2013
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42

Income (loss) from investment operations:
Net investment loss	(68.39)	(54.01)	(68.43)	(55.93)	(75.60)	(60.61)	(75.04)	(67.20)
Net realized and unrealized gains (losses) on trading activities	265.17	282.25	265.20	284.19	(66.53)	(70.29)	(67.10)	(63.68)

Total income (loss) from investment operations	196.78	228.24	196.77	228.26	(142.13)	(130.90)	(142.14)	(130.88)

Ending net asset value	$2,904.60	$3,102.30	$2,904.60	$3,102.35	$2,742.34	$2,892.50	$2,742.34	$2,892.54

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.19%	3.87%	5.19%	4.03%	5.28%	4.04%	5.24%	4.48%

Total expenses	5.19%	3.87%	5.19%	4.03%	5.28%	4.04%	5.24%	4.48%

Net investment loss	(5.07)%	(3.76)%	(5.08)%	(3.91)%	(5.22)%	(3.98)%	(5.18)%	(4.42)%

Total return:[2]
Total return before incentive fees	7.27%	7.94%	7.27%	7.94%	(4.93)%	(4.33)%	(4.93)%	(4.33)%

Total return after incentive fees	7.27%	7.94%	7.27%	7.94%	(4.93)%	(4.33)%	(4.93)%	(4.33)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2014 through the date of filing, limited partner subscriptions totaled $175,000, and limited partner redemptions totaled $1,741,289.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

Financial Statements

(a)	At June 30, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended June 30, 2014 and 2013 (unaudited) and for the six months ended June 30, 2014 and 2013 (unaudited)
(c)	For the six months ended June 30, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$10,232,782	$9,757,518
Net unrealized trading gains on open forward contracts	711,144	885,769
Net unrealized trading gains on open swap agreements	338,560	12,520,347
Premiums paid on credit default swap agreements	5,913,910	3,357,116
Due from brokers	33,140,405	43,649,109

Total equity in trading accounts	50,336,801	70,169,859

Cash and cash equivalents	167,236,527	200,653,548
Interest receivable	28,395	31,670

Total assets	$217,601,723	$270,855,077

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,032,934	$—
Net unrealized trading losses on open swap agreements	1,712,360	8,936,971
Premiums received on credit default swap agreements	—	5,175,526
Redemptions payable	9,883,332	17,453,462
Accrued expenses and other liabilities	119,510	103,473

Total liabilities	12,748,136	31,669,432

PARTNERS’ CAPITAL:
Limited Partners (19,047.57 and 24,397.67 units outstanding at June 30, 2014 and December 31, 2013, respectively)	204,853,587	239,185,645

Total partners’ capital	204,853,587	239,185,645

Total liabilities and partners’ capital	$217,601,723	$270,855,077

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$10,754.84	$9,803.63

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2014 (Unaudited)		December 31, 2013
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$1,574,797	0.8%	$(378,972)	(0.2)%
Currencies	780,961	0.4	(250,642)	(0.1)
Energy	663,995	0.3	180,567	0.1
Indices	576,454	0.3	7,850,513	3.3
Interest Rates	2,376,192	1.1	(1,418,192)	(0.6)
Metals	1,177,939	0.6	(18,266)	0.0

Total futures contracts - long	7,150,338	3.5	5,965,008	2.5

FUTURES CONTRACTS - Short:
Agricultural	602,785	0.3	1,409,672	0.6
Currencies	(43,687)	(0.0)	27,532	0.0
Energy	905,404	0.4	75,410	0.0
Indices	1,616,879	0.8	1,216,943	0.5
Interest Rates	479,798	0.2	609,658	0.3
Metals	(478,735)	(0.2)	453,295	0.2

Total futures contracts - short	3,082,444	1.5	3,792,510	1.6

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$10,232,782	5.0%	$9,757,518	4.1%

FORWARD CONTRACTS - Long:
Australian dollars	$1,031,074	0.5%	$(639,768)	(0.2)%
British pounds	2,173,370	1.1	1,005,261	0.4
Euro	741,412	0.4	323,916	0.1
Gold bullion	228,576	0.1	5,336	0.0
Japanese yen	581,466	0.3	(1,521,183)	(0.6)
New Zealand dollars	648,904	0.3	(141,605)	(0.1)
Other	2,722,161	1.3	(184,265)	(0.1)

Total forward contracts - long	8,126,963	4.0	(1,152,308)	(0.5)

FORWARD CONTRACTS - Short:
Australian dollars	(749,257)	(0.4)	619,919	0.3
British pounds	(1,951,223)	(1.0)	(849,091)	(0.3)
Euro	(1,291,195)	(0.6)	(275,708)	(0.1)
Gold bullion	(993,789)	(0.5)	449,803	0.2
Japanese yen	(847,781)	(0.4)	2,678,558	1.1
New Zealand dollars	(508,743)	(0.2)	79,803	0.0
Other	(2,106,765)	(1.0)	(665,207)	(0.3)

Total forward contracts - short	(8,448,753)	(4.1)	2,038,077	0.9

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(321,790)	(0.1)%	$885,769	0.4%

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $0 and $20,241,913, respectively)	$—	—%	$(26,328,625)	(11.0)%
Interest rate swaps	(4,025,166)	(2.0)	15,877,039	6.6

Total swap agreements - long	(4,025,166)	(2.0)	(10,451,586)	(4.4)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $5,913,910 and $18,423,503, respectively)	(768,731)	(0.4)	37,081,732	15.5
Interest rate swaps	3,420,097	1.7	(23,046,770)	(9.6)

Total swap agreements - short	2,651,366	1.3	14,034,962	5.9

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN SWAP AGREEMENTS	$(1,373,800)	(0.7)%	$3,583,376	1.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$8,537,192	4.2%	$14,226,663	6.0%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (continued)

The following is a schedule of the investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of June 30, 2014 (unaudited), there are no investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of December 31, 2013:

Swap Agreements	Maturity Date Range	Fair Value	Percent of Partners’ Capital
Credit default swaps - centrally cleared - Short
iTraxx Crossover Index (upfront premiums paid $7,775,832)	6/20/18-12/20/18	$15,365,485	6.4%
iTraxx Europe Index (upfront premiums received $1,002,207)	6/20/18-12/20/18	14,842,610	6.2

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
NET INVESTMENT INCOME:
Interest income	$45,045	$63,984	$120,611	$125,405

EXPENSES
Brokerage commissions	216,481	294,631	489,663	536,652
Interest expense - brokers	19,445	22,673	24,197	135,026
Administration fees	2,500	2,500	5,000	5,000
Professional fees	37,656	37,156	75,312	74,312
Other expenses	11,467	13,064	23,319	23,648

Total expenses	287,549	370,024	617,491	774,638

Net investment loss	(242,504)	(306,040)	(496,880)	(649,233)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	22,925,451	(16,332,693)	24,949,705	3,384,679
Net change in unrealized gains (losses) on translation of foreign currency	41,728	199,901	288,626	(527,153)
Net change in unrealized trading gains (losses) on open contracts/agreements	1,037,522	(4,777,834)	(5,689,471)	(7,847,862)

Net gain (loss) on trading activities	24,004,701	(20,910,626)	19,548,860	(4,990,336)

NET INCOME (LOSS)	$23,762,197	$(21,216,666)	$19,051,980	$(5,639,569)

NET GAIN (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$1,146.36	$(607.48)*	$862.31	$(263.08)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	20,728.40		22,094.21

*	Based on change in net asset value per unit from the beginning of the period to the end of the period.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398
Subscriptions	996,286	102	—	—	996,286	102
Redemptions	(54,380,324)	(5,452)	—	—	(54,380,324)	(5,452)
Net income	19,051,980	—	—	—	19,051,980	—

PARTNERS’ CAPITAL - June 30, 2014	$204,853,587	19,048	$—	—	$204,853,587	19,048

PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937
Subscriptions	9,121,999	889	—	—	9,121,999	889
Redemptions	(109,097,467)	(10,539)	—	—	(109,097,467)	(10,539)
Net loss	(5,639,569)	—	—	—	(5,639,569)	—

PARTNERS’ CAPITAL - June 30, 2013	$351,693,166	36,287	$—	—	$351,693,166	36,287

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,051,980	$(5,639,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	5,689,471	7,847,862
Changes in assets and liabilities:
Due from brokers	10,508,704	24,555,903
Interest receivable	3,275	(11,664)
Premiums received (paid) on credit default swap agreements	(7,732,320)	5,807,215
Accrued expenses and other liabilities	16,037	(39,949)

Net cash provided by operating activities	27,537,147	32,519,798

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	996,286	9,121,999
Payments on redemptions	(61,950,454)	(117,367,492)

Net cash used in financing activities	(60,954,168)	(108,245,493)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,417,021)	(75,725,695)

CASH AND CASH EQUIVALENTS - Beginning of period	200,653,548	372,563,159

CASH AND CASH EQUIVALENTS - End of period	$167,236,527	$296,837,464

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE PERIOD:	$24,197	$135,026

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the CFTC as a commodity trading adviser and is a member of the NFA in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. Prior to June 1, 2014, Man-AHL (USA) Limited acted as trading advisor. The Advisor implements the same trading program and employs substantially the same personnel as did Man-AHL (USA) Limited. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that is meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse (“CS”), JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank (“DB”) and Bank of America Merrill Lynch (“ML”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $12,403,588 and $16,906,001 as of June 30, 2014 and December 31, 2013, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations.

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, on trading activities in the statements of operations. All trading activities are accounted for on a trade-date basis.

Foreign Currency — All assets and liabilities of the Trading Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign investments are converted at the prevailing rate of exchange on the respective date of such transactions. The Trading Company does not isolate that portion of gains and losses on investments which is due to changes in foreign exchange rates from that which is due to changes in market prices of the investments. Such changes are included with the net realized and unrealized gains or losses on trading activities.

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2014 and June 30, 2013. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2014 and year ended December 31, 2013.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2014 and December 31, 2013, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of June 30, 2014 and December 31, 2013, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,067,147	$13,067,147	$—	$—
Forward contracts	9,546,731	—	9,546,731	—
Swap agreements	25,523,329	—	25,523,329	—

Total Assets	48,137,207	13,067,147	35,070,060	—

Liabilities
Futures contracts	(2,834,365)	(2,834,365)	—	—
Forward contracts	(9,868,521)	—	(9,868,521)	—
Swap agreements	(26,897,129)	—	(26,897,129)	—

Total Liabilities	(39,600,015)	(2,834,365)	(36,765,650)	—

Net Fair Value	$8,537,192	$10,232,782	$(1,695,590)	$—

	Fair Value Measurements
Investments	As of December 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,161,532	$13,161,532	$—	$—
Forward contracts	8,431,935	—	8,431,935	—
Swap agreements	62,465,065	—	62,465,065	—

Total Assets	84,058,532	13,161,532	70,897,000	—

Liabilities
Futures contracts	(3,404,014)	(3,404,014)	—	—
Forward contracts	(7,546,166)	—	(7,546,166)	—
Swap agreements	(58,881,689)	—	(58,881,689)	—

Total Liabilities	(69,831,869)	(3,404,014)	(66,427,855)	—

Net Fair Value	$14,226,663	$9,757,518	$4,469,145	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of June 30, 2014 based on the levels assigned at December 31, 2013.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. The payment flows are usually netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as unrealized trading gains (losses) on open contracts/agreements in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

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

As of June 30, 2014 and December 31, 2013, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2014		December 31, 2013
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(471,977)	$136,614,000	$19,549,532	$1,558,937,500
101-250	(265,631)	13,692,000	12,453,749	158,044,500
251-350	(31,123)	10,000,000	5,078,451	123,715,000

Total	$(768,731)	$160,306,000	$37,081,732	$1,840,697,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The credit spread of the underlying indices, derived from the fair value at June 30, 2014 of each credit default swap where the Trading Company is a seller, ranged between 59 basis points and 303 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2013 of each credit default swap where the Trading Company is a seller, ranged between 54 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of June 30, 2014 the Trading Company did not post cash collateral, and as of December 31, 2013, the Trading Company posted cash collateral of $4,952,334, with respective counterparties of these agreements in the normal course of business. As of June 30, 2014, all open credit default swap agreements on selling protection have a maturity date of June 20, 2019. As of December 31, 2013, the maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through December 20, 2018.

During the quarter ended June 30, 2014, the Trading Company traded 115,555 exchange-traded futures contracts and settled 16,968 forward contracts and 1,806 swap agreements. During the six months ended June 30, 2014, the Trading Company traded 227,277 exchange-traded futures contracts and settled 34,612 forward contracts and 2,890 swap agreements. During the quarter ended June 30, 2013, the Trading Company traded 67,052 exchange-traded futures contracts and settled 19,882 forward contracts and 1,516 swap agreements. During the six months ended June 30, 2013, the Trading Company traded 93,779 exchange-traded futures contracts and settled 35,169 forward contracts and 2,902 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2014, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2014, may differ from the net liability amounts recorded as of June 30, 2014, and such differences can be material.

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

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	June 30, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,154,002		$(8,453,509)
Metals		392,729		(1,415,012)

Total open forward contracts		9,546,731		(9,868,521)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,580,089		(402,507)
Currencies		781,533		(44,259)
Energy		2,243,484		(674,085)
Indices		2,969,182		(775,849)
Interest rates		3,314,920		(458,930)
Metals		1,177,939		(478,735)

Total open futures contracts		13,067,147		(2,834,365)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		11,574		(780,305)
Interest rates		25,511,755		(26,116,824)

Total open swap agreements		25,523,329		(26,897,129)

Total Derivatives		$48,137,207		$(39,600,015)

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,958,109		$(7,473,578)
Metals		473,826		(72,588)

Total open forward contracts		8,431,935		(7,546,166)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,981,983		(951,283)
Currencies		35,616		(258,726)
Energy		399,933		(143,956)
Indices		9,124,763		(57,307)
Interest rates		1,041,240		(1,849,774)
Metals		577,997		(142,968)

Total open futures contracts		13,161,532		(3,404,014)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,243,040		(26,489,933)
Interest rates		25,222,025		(32,391,756)

Total open swap agreements		62,465,065		(58,881,689)

Total Derivatives		$84,058,532		$(69,831,869)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$2,453,587	$(6,287,433)	$2,389,277	$4,978,523
Metals	160,267	5,216,941	(1,382,487)	4,856,512

Net realized trading gains (losses) on closed contracts/agreements	$2,613,854	$(1,070,492)	$1,006,790	$9,835,035

Currencies	$(289,616)	$325,725	$215,962	$(6,040,778)
Metals	(817,330)	2,357,197	(1,423,521)	3,937,407

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,106,946)	$2,682,922	$(1,207,559)	$(2,103,371)

Futures contracts
Agricultural	$899,174	$280,998	$1,720,565	$826,471
Currencies	718,000	(340,479)	2,025,445	(463,650)
Energy	(2,284,242)	(6,257,182)	(3,643,603)	(10,046,527)
Indices	5,063,810	2,566,518	6,365,363	26,749,291
Interest rates	4,994,685	(13,431,346)	9,615,204	(22,054,435)
Metals	(1,722,550)	2,947,573	(2,846,578)	(532,101)

Net realized trading gains (losses) on closed contracts/agreements	$7,668,877	$(14,233,918)	$13,236,396	$(5,520,951)

Agricultural	$1,876,045	$476,884	$1,146,882	$322,265
Currencies	830,402	(966,060)	960,384	(622,358)
Energy	793,875	19,877	1,313,422	(864,246)
Indices	1,309,004	(1,009,117)	(6,874,123)	(1,279,272)
Interest rates	2,736,053	(7,840,400)	3,664,524	(2,842,610)
Metals	1,161,238	214,862	264,175	3,935,343

Net change in unrealized trading gains (losses) on open contracts/agreements	$8,706,617	$(9,103,954)	$475,264	$(1,350,878)

Swap agreements
Credit default swaps	$12,172,325	$2,119,929	$12,652,946	$706,112
Interest rate swaps	719,965	(2,600,337)	(1,754,383)	(109,965)

Net realized trading gains (losses) on closed contracts/agreements	$12,892,290	$(480,408)	$10,898,563	$596,147

Credit default swaps	$(10,366,114)	$6,589,608	$(11,521,838)	$5,859,636
Interest rate swaps	3,803,965	(4,946,410)	6,564,662	(10,253,249)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(6,562,149)	$1,643,198	$(4,957,176)	$(4,393,613)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2014 and December 31, 2013, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2014
Open futures contracts
Credit Suisse	$8,118,837	$(1,932,159)	$6,186,678	$—	$—	$6,186,678
JPMorgan Chase	3,184,729	(563,514)	2,621,215	—	—	2,621,215
Bank of America Merrill Lynch	1,763,581	(338,692)	1,424,889	—	—	1,424,889

Total open futures contracts	$13,067,147	$(2,834,365)	$10,232,782	$—	$—	$10,232,782

Open forward contracts
Credit Suisse USA LLC	$52	$—	$52	$—	$—	$52
Deutsche Bank	3,762,289	(3,762,289)	—	—	—	—
Royal Bank of Scotland	5,784,390	(5,073,298)	711,092	—	—	711,092

Total open forward contracts	$9,546,731	$(8,835,587)	$711,144	$—	$—	$711,144

Open swap agreements
Credit Suisse	$11,575	$(11,575)	$—	$—	$—	$—
Deutsche Bank	491,039	(152,479)	338,560	—	—	338,560
Royal Bank of Scotland	25,020,715	(25,020,715)	—	—	—	—

Total open swap agreements	$25,523,329	$(25,184,769)	$338,560	$—	$—	$338,560

As of December 31, 2013
Open futures contracts
Credit Suisse	$6,395,998	$(1,480,381)	$4,915,617	$—	$—	$4,915,617
JPMorgan Chase	5,281,158	(1,004,751)	4,276,407	—	—	4,276,407
Bank of America Merrill Lynch	1,484,376	(918,882)	565,494	—	—	565,494

Total open futures contracts	$13,161,532	$(3,404,014)	$9,757,518	$—	$—	$9,757,518

Open forward contracts
Deutsche Bank	$4,689,157	$(4,241,771)	$447,386	$—	$—	$447,386
Royal Bank of Scotland	3,742,778	(3,304,395)	438,383	—	—	438,383

Total open forward contracts	$8,431,935	$(7,546,166)	$885,769	$—	$—	$885,769

Open swap agreements
Credit Suisse	$25,882,027	$(13,361,680)	$12,520,347	$—	$—	$12,520,347
JPMorgan Chase	11,361,013	(11,361,013)	—	—	—	—
Royal Bank of Scotland	25,222,025	(25,222,025)	—	—	—	—

Total open swap agreements	$62,465,065	$(49,944,718)	$12,520,347	$—	$—	$12,520,347

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2014
Open futures contracts
Credit Suisse	$1,932,159	$(1,932,159)	$—	$—	$—	$—
JPMorgan Chase	563,514	(563,514)	—	—	—	—
Bank of America Merrill Lynch	338,692	(338,692)	—	—	—	—

Total open futures contracts	$2,834,365	$(2,834,365)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,795,223	$(3,762,289)	$1,032,934	$—	$1,032,934	$—
Royal Bank of Scotland	5,073,298	(5,073,298)	—	—	—	—

Total open forward contracts	$9,868,521	$(8,835,587)	$1,032,934	$—	$1,032,934	$—

Open swap agreements
Credit Suisse	$533,659	$(11,575)	$522,084	$—	$—	$522,084
JPMorgan Chase	246,647	—	246,647	—	—	246,647
Deutsche Bank	152,479	(152,479)	—	—	—	—
Royal Bank of Scotland	25,964,344	(25,020,715)	943,629	—	943,629	—

Total open swap agreements	$26,897,129	$(25,184,769)	$1,712,360	$—	$943,629	$768,731

As of December 31, 2013
Open futures contracts
Credit Suisse	$1,480,381	$(1,480,381)	$—	$—	$—	$—
JPMorgan Chase	1,004,751	(1,004,751)	—	—	—	—
Bank of America Merrill Lynch	918,882	(918,882)	—	—	—	—

Total open futures contracts	$3,404,014	$(3,404,014)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,241,771	$(4,241,771)	$—	$—	$—	$—
Royal Bank of Scotland	3,304,395	(3,304,395)	—	—	—	—

Total open forward contracts	$7,546,166	$(7,546,166)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$13,361,680	$(13,361,680)	$—	$—	$—	$—
JPMorgan Chase	13,128,253	(11,361,013)	1,767,240	—	1,767,240	—
Royal Bank of Scotland	32,391,756	(25,222,025)	7,169,731	—	7,169,731	—

Total open swap agreements	$58,881,689	$(49,944,718)	$8,936,971	$—	$8,936,971	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2014
Open forward contracts
Deutsche Bank	$2,925,705

Open swap agreements
Royal Bank of Scotland	$7,501,320

As of December 31, 2013
Open swap agreements
JPMorgan Chase	$2,140,326
Royal Bank of Scotland	5,828,704

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Per unit operating performance:
Beginning net asset value	$9,602.35	$10,299.45	$9,803.63	$9,955.05

Income (loss) from investment operations:
Net investment loss	(11.80)	(8.12)	(22.79)	(16.01)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,164.29	(599.36)	974.00	(247.07)

Total income (loss) from investment operations	1,152.49	(607.48)	951.21	(263.08)

Ending net asset value	$10,754.84	$9,691.97	$10,754.84	$9,691.97

Ratios to average partners’ capital[1]:
Expenses	0.55%	0.38%	0.57%	0.38%

Net investment loss	(0.47)%	(0.32)%	(0.46)%	(0.31)%

Total return[2]	12.00%	(5.90)%	9.70%	(2.64)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2014 through the date of filing, limited partner subscriptions totaled $175,000, and limited partner redemptions totaled $2,285,542.

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a speculative managed futures fund which trades through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Advisor”). Prior to June 1, 2014, trading on behalf of the Trading Company was directed by Man-AHL (USA) Limited. The Advisor implements the same trading program and employs substantively the same personnel as did Man-AHL (USA) Limited. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets). The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its futures results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with JPMorgan Chase Bank, N.A. and Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as due from brokers which is used to margin futures and provide collateral for forward contracts and other over-the-counter contract positions and is withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

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

Periods Ended June 30, 2014:

30-June-14
Ending Equity	$174,326,641

Six months ended June 30, 2014:

Net assets decreased $28,554,977 for the six months ended June 30, 2014. This decrease was attributable to subscriptions in the amount of $996,286, redemptions in the amount of $41,499,152 and a net gain from operations of $11,897,889.

Management Fees of $2,697,475 and servicing fees of $989,849 were paid or accrued, and interest of $101,601 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the six months ended June 30, 2014.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2014 were $371,872.

Three months ended June 30, 2014:

Net assets decreased $148,716 for the three months ended June 30, 2014. This decrease was attributable to subscriptions in the amount of $204,700, redemptions in the amount of $18,356,944 and a net gain from operations of $18,003,528.

Management Fees of $1,302,280 and servicing fees of $437,619 were paid or accrued, and interest of $37,816 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2014.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2014 were $180,882.

The Partnership posted modest trading profits in April as positive performance in the bond, credit, agricultural and currency markets outdistanced losses from equity, energy and metals trading. The Partnership’s long positions in European and Canadian bonds proved particularly successful in connection with the European Central Bank’s (“ECB”) accommodative monetary policy relative to the U.S. Federal Reserve’s continued stimulus tapering. Holdings in Swedish interest rate swaps also benefitted from the renewed European confidence. Currency trading produced smaller gains, however, as the lack of substantial movement in the currency markets prevented the Partnership’s positions from realizing higher levels of return. Commodity trading similarly produced more modest returns as gains in long soybean and coffee contracts were offset by losses on short wheat positions. The bursting of a mini-tech bubble in April caused losses for the Partnership which held long positions in NASDAQ futures. Energy trading also produced losses as crude oil prices remained relatively range bound and an increase in European power prices made short positions in Germany and Scandinavia unprofitable.

The Partnership experienced a notable net trading gain in May with the fixed income, equity and currency markets serving as the strongest contributors to performance. With respect to fixed income trading, the Partnership benefitted the most from its long positions in U.S. and Australian bonds as low yields in the European bond market and expectations of additional ECB stimulus increased investor demand back to the U.S. and other bond markets. The continued low interest rate environment in both the U.S. and Europe had the additional effect of buoying equities in both markets, which in combination with the Partnership’s long stakes in U.S. and European equities, produced significant gains for the Partnership.

Currency trading resulted in more moderate returns as the Partnership’s short position against emerging markets and long positions in the Indian rupee and non-dollar crosses each produced small gains. Commodity and energy trading, in turn, produced small losses attributable to long positions in cotton and natural gas and the shorting of aluminum.

June provided another positive month of trading returns with the strongest performances achieved in the equity, bond and commodities markets. Both the U.S. and European equity markets saw sizeable gains on account of the U.S. Federal Reserve’s continuing support of monetary stimulus as expressed by Federal Reserve Chair, Janet Yellen, in her mid-month address. With the S&P 500 and the DAX index both reaching their highest levels to date, the Partnership’s long positions in equities similarly produced noteworthy profits. Although a long stake in U.S. Treasuries did result in a loss, corresponding long positions in European bonds helped to offset these losses as the European bond markets rallied in light of the ECB’s continuing accommodative policy. Commodity trading also proved profitable as long positions in live cattle and short corn and wheat positions were well-timed to take advantage of record-high futures prices for cattle and the downward trend of corn and wheat prices which had spiked earlier on concerns over the cold weather impact on summer harvests. In contrast to these positive gains, the Partnership’s energy contract positioning provided mixed results following geopolitical developments in Iraq which raised concerns of the future delivery of crude oil from the region. Gains from longs in Brent and WTI crude were tempered by losses from shorts in the gasoil market. The instability in Iraq, moreover, had a negative impact on the Partnership’s metal trading. Prices of gold and silver both increased sharply over the news of the instability resulting in losses for the Partnership’s short gold and silver positions.

Three months ended March 31, 2014:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2014. As of June 30, 2014, the Partnership’s average capitalization was $174,400,999.

Quarter-Ended June 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,078,620	1.77%	$3,401,883	$2,755,357
Bonds	$6,285,353	3.60%	$6,509,766	$6,060,940
Credit	$3,898,135	2.24%	$7,124,706	$671,564
Currencies	$5,069,286	2.91%	$5,296,550	$4,842,023
Energies	$3,077,043	1.76%	$3,305,440	$2,848,646
Interest rates	$6,394,265	3.67%	$9,186,362	$3,602,167
Metals	$2,190,790	1.26%	$2,707,026	$1,674,554
Stock indices	$9,386,235	5.37%	$11,240,974	$7,531,497

Total	$39,379,727	22.58%	$48,772,707	$29,986,748

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2014. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2014.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2014, by market sector.

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

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2014 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2014, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. As of June 30, 2014, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2014.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2014, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2014.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk of Loss. Investing in the Partnership is speculative and involves substantial risks. You should not invest unless you can afford to lose your entire investment.

General. The transactions in which the Advisor generally will engage on behalf of the Partnership involve significant risks. Growing competition may limit the Advisor’s ability to take advantage of trading opportunities in rapidly changing markets. No assurance can be given that investors will realize a profit on their investment. Moreover, investors may lose all or some of their investment. Because of the nature of the trading activities, the results of the Partnership’s operations may fluctuate from month to month and from period to period. Accordingly, investors should understand that the results of a particular period will not necessarily be indicative of results in future periods.

Model and Data Risk. The Advisor relies heavily on quantitative models (both proprietary models developed by the Advisor (or affiliates), and those supplied by third parties, collectively “Models”) and information and data both developed by the Advisor and those supplied by third parties (collectively, “Data”) rather than granting trade-by-trade discretion to the Advisor’s investment professionals. Models and Data are used to construct sets of transactions and investments, to value investments or potential investments (including, without limitation, for trading purposes and for purposes of determining the Net Asset Value of the Partnership), to provide risk management insights and to assist in hedging the Partnership’s investments. Models and Data are known to have errors, omissions, imperfections and malfunctions (collectively, “System Events”). System Events in third-party Models are generally entirely outside of the control of the Advisor.

The Advisor seeks to reduce the incidence and impact of System Events through a certain degree of internal testing and real-time monitoring, and the use of independent safeguards in the overall portfolio management system and often, with respect to proprietary models, in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays to the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s) — all of which may have materially negative effects on the Partnership and/or its returns.

The investment strategies of the Partnership are highly reliant on the gathering, cleaning, culling and analysis of large amounts of Data. Accordingly, Models rely heavily on appropriate Data inputs. However, it is not possible or practicable to factor all relevant, available Data into forecasts and/or trading decisions of the Models. The Advisor will use its discretion to determine what Data to gather with respect to each investment strategy and what subset of that Data the Models take into account to produce forecasts which may have an impact on ultimate trading decisions. In addition, due to the automated nature of Data gathering, the volume and depth of Data available, the complexity and often manual nature of Data cleaning, and the fact that the substantial majority of Data comes from third-party sources, it is inevitable that not all desired and/or relevant Data will be available to, or processed by, the Advisor at all times. If incorrect Data is fed into even a well-founded Model, it may lead to a System Event subjecting the Partnership to loss. Further, even if Data is input correctly, “model prices” anticipated by the Data through the Models may differ substantially from market prices, especially for securities with complex characteristics, such as derivatives.

Where incorrect or incomplete Data is available, the Advisor may, and often will, continue to generate forecasts and make trading decisions based on the Data available to it. Additionally, the Advisor may determine that certain available Data, while potentially useful in generating forecasts and/or making trade decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in such cases, the Advisor will not utilize such Data. Limited Partners should be aware that there is no guarantee that any specific Data or type of Data will be utilized in generating forecasts or making trading decisions with respect to the Models, nor is there any guarantee that the Data actually utilized in generating forecasts or making trading decisions underlying the Models will be (i) the most accurate data available or (ii) free of errors. Limited Partners should assume that the Data set used in connection with the Models is limited and should understand that the foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of investing with a process-driven, systematic adviser such as the Advisor.

When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Partnership to potential risks. For example, by relying on Models and Data, the Advisor may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful and when determining the Net Asset Value of the Partnership, any valuations of the Partnership’s investments that are based on valuation Models may prove to be incorrect. In addition, Models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. Furthermore, in unforeseen or certain low-probability scenarios (often involving a market disruption of some kind), Models may produce unexpected results which may or may not be System Events.

Errors in Models and Data are often extremely difficult to detect, and, in the case of proprietary models and third-party models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events will go undetected for long periods of time and some will never be detected. The degradation or impact caused by these System Events can compound over time. Finally, the Advisor will detect certain System Events that it chooses, in its sole discretion, not to address or fix, and the third party software will lead to System Events known to the Advisor that it chooses, in its sole discretion, not to address or fix. The Advisor believes that the testing and monitoring performed on its models and third party models will enable the Advisor to identify and address those System Events that a prudent person managing a process-driven, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events or limiting the use of proprietary and third party models, generally or in a particular application. Limited Partners should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic Advisor such as the Advisor. Accordingly, the Advisor does not expect to disclose discovered System Events to the Partnership or to Limited Partners.

The Partnership will bear the risks associated with the reliance on Models and Data including that the Partnership will bear all losses related to System Events unless otherwise determined by the Advisor in accordance with its internal policies or as may be required by applicable law.

Trade Error Risk. The complex trading programs operated by the Advisor and the speed and volume of transactions invariably result in occasional trades being executed which, with the benefit of hindsight, were not required by the trading program. To the extent an error is caused by a counterparty, such as a broker, the Advisor generally attempts to recover any loss associated with such error from such counterparty. To the extent an error is caused by the Advisor, a formalized process is in place for the resolution of such errors. Given the volume, diversity and complexity of transactions executed by the Advisor on behalf of the Partnership, investors should assume that trading errors (and similar errors) will occur. If such errors result in gains to the Partnership, such gains will be retained by the Partnership. However, if such errors result in losses, they will be borne by the Advisor in accordance with its internal policies unless otherwise determined by the General Partner.

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

Trading Is Highly Leveraged. The low margin deposits normally required in futures trading permit an extremely high degree of leverage. A relatively small movement in the price of a futures contract may result in immediate and substantial loss or gain to a trader holding a position in such contract. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the futures contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. Consequently, like other leveraged investments, a futures trade may result in losses in excess of the amount invested. Forward contracts involve similar leverage and also may require deposits of margin as collateral. Swaps and over-the-counter (“OTC”) derivative instruments are also highly leveraged transactions.

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

Speculative Position Limits May Restrict Futures Trading. Speculative position limits prescribe the maximum net long or short futures contract and options positions which any person or group may hold or control in particular futures contracts. All futures contracts and options on futures contracts traded on commodity exchanges located in the United States, with the exception of contracts on certain major non-U.S. currencies, are subject to speculative position limits established either by the Commodity Futures Trading Commission (the “CFTC”) or the relevant exchange.

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

A portion of the Partnership’s assets may be traded in forward contracts. Such forward contracts are generally not traded on exchanges and are executed directly through forward contract dealers. However, certain forward currency exchange contracts are regulated as swaps by the CFTC and have begun being voluntarily traded on swap execution facilities. Some of these contracts may be required to be centrally cleared by a regulated U.S. clearinghouse, and may be required to be traded on a regulated exchange in the future. There is no limitation on the daily price moves of forward contracts, and a dealer is not required to continue to make markets in such contracts. There have been periods during which forward contract dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the bid and asked price. Arrangements to trade forward contracts may therefore experience liquidity problems. The Partnership therefore will be subject to the risk of credit failure or the inability of or refusal of a forward contract dealer to perform with respect to its forward contracts.

When trading currency forward contracts, the Trading Company may hedge the foreign currencies in order to limit the Trading Company’s exposure to fluctuations in exchange rates. However, there is no guarantee that such hedging will be successful.

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act will require that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including certain foreign exchange forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

The SEC or the CFTC may also require a substantial portion of derivatives transactions that are currently executed on a bilateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives trades are currently subject to these rules, although it is not yet clear when the parallel SEC requirements will go into effect. If the Trading Company decides to become a direct member of one or more of these exchanges or execution facilities, the Trading Company would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be brought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

The “Volcker Rule” component of the Reform Act materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities. As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts. Such influx can only increase the competition for the Partnership from other talented portfolio managers trading in the Partnership’s investment sector.

Exchanges for Physicals/Swaps/Risk. While not a regular practice for the Trading Company, it may in rare instances engage in transactions known as exchanges for physicals (“EFP”), exchanges for swaps (“EFS”), or exchanges for risk/over-the-counter derivatives (“EFR”). An EFP/EFS/EFR is a purchase or sale of a spot commodity/swap/derivative, as applicable, in conjunction with an offsetting sale or purchase of a corresponding futures contract involving the same or equivalent underlying commodity or instrument, without making an open and competitive trade for the futures contract on the exchange. EFPs, EFSs and EFRs are a permitted exception to the general requirement of the Commodity Exchange Act, as amended, that all futures contracts must be competitively executed on an exchange. They are permitted pursuant to the rules of the relevant exchanges, which vary from exchange to exchange. If the EFP, EFS or EFR does not comply with specific exchange requirements, particularly regarding possessing documentation evidencing possession of the underlying commodity or instrument, then the CFTC or the exchange may deem the transaction to be an illegal off-exchange futures contract. In addition, every EFP, EFS or EFR involves the transfer of an underlying commodity or entry into a swap or derivative on a bilateral basis, as applicable, with a counterparty in exchange for a related cleared futures contract. There is, therefore, counterparty credit risk if the counterparty or its clearing member on the futures leg fails to perform. Unlike other futures contracts that are deemed cleared by the clearinghouse upon trade matching or at the end of the business day, futures contracts arising out of EFPs, EFSs or EFRs may, under various clearinghouse rules, not be deemed accepted by the clearinghouse until the next business day.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On April 30, 2014, May 31, 2014 and June 30, 2014, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $76,500 and $0, respectively. On April 30, 2014, May 31, 2014 and June 30, 2014, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On April 30, 2014, May 31, 2014 and June 30, 2014, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $14,000, $114,200 and $0, respectively. On April 30, 2014, May 31, 2014 and June 30, 2014, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2014:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2014	$4,791,405	$752,423	$1,746,440	$38,839
May 31, 2014	$4,257,605	$129,969	$1,720,306	$28,433
June 30, 2014	$2,953,712	$474,572	$1,463,240	$—
TOTAL	$12,002,722	$1,356,964	$4,929,986	$67,272

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included herewith:

Designation	Description

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified I L.P., Man Investments (USA) Corp. and AHL Partners LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2014.

Man-AHL Diversified I L.P. (Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl

President and Chief Executive Officer

By:	/s/ Shiraz Kajee

As Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified I L.P., Man Investments (USA) Corp. and AHL Partners LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document