Form 10-Q
period 2014-09-30
MAN AHL DIVERSIFIED I LP
filed 2014-11-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended September 30, 2014 and 2013 (unaudited) and for the nine months ended September 30, 2014 and 2013 (unaudited)
(c)	For the nine months ended September 30, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (Unaudited)		December 31, 2013
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$184,583,452		$202,881,618
Due from Man-AHL Diversified Trading Company L.P.	2,831,929		12,263,503
Cash	471,302		115,000

Total assets	$187,886,683		$215,260,121

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,117,189		$11,208,131
Subscriptions received in advance	293,370		115,000
Management fees payable	452,798		521,567
Servicing fees payable	152,184		264,689
Accrued expenses and other liabilities	287,690		269,116

Total liabilities	3,303,231		12,378,503

PARTNERS’ CAPITAL:
General Partner—Class A Series 1 (186.37 unit equivalents outstanding at September 30, 2014 and December 31, 2013)	586,375		504,667
Limited Partners—Class A Series 1 (39,541.88 and 51,137.49 units outstanding at September 30, 2014 and December 31, 2013, respectively)	124,407,992		138,471,344
Limited Partners—Class A Series 2 (5,270.66 and 6,110.49 units outstanding at September 30, 2014 and December 31, 2013, respectively)	17,767,001		17,561,929
Limited Partners—Class B Series 1 (13,223.66 and 16,990.84 units outstanding at September 30, 2014 and December 31, 2013, respectively)	41,604,848		46,008,333
Limited Partners—Class B Series 2 (64.44 and 116.68 units outstanding at September 30, 2014 and December 31, 2013, respectively)	217,236		335,345

Total partners’ capital	184,583,452		202,881,618

Total liabilities and partners’ capital	$187,886,683		$215,260,121

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 1	$3,146.23		$2,707.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 2	$3,370.93		$2,874.06

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 1	$3,146.24		$2,707.83

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 2	$3,370.98	*	$2,874.09

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See	accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
NET INVESTMENT LOSS
ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$50,050	$108,348	$151,651	$212,089
Brokerage commissions	(112,117)	(210,774)	(523,954)	(655,145)
Other expenses	(65,289)	(216,339)	(172,770)	(412,623)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(127,356)	(318,765)	(545,073)	(855,679)

PARTNERSHIP EXPENSES:
Management fees	1,329,325	1,968,379	4,026,800	7,172,368
Servicing fees	446,783	998,671	1,436,632	3,645,387
Administration fees	106,423	104,418	316,686	337,533
Professional fees	50,867	60,000	144,200	170,000
Other expenses	38,678	39,980	106,954	126,915

Total partnership expenses	1,972,076	3,171,448	6,031,272	11,452,203

Net investment loss	(2,099,432)	(3,490,213)	(6,576,345)	(12,307,882)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES
ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	13,118,932	(11,013,653)	34,009,943	(8,351,884)
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	3,417,999	(3,875,264)	(1,098,210)	(11,009,497)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	16,536,931	(14,888,917)	32,911,733	(19,361,381)

NET INCOME (LOSS)	$14,437,499	$(18,379,130)	$26,335,388	$(31,669,263)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$241.22	$(180.53)	$400.91	$(289.02)

CLASS A Series 2	$269.09	$(182.11)	$470.64	$(198.48)

CLASS B Series 1	$241.35	$(180.53)	$400.27	$(302.13)

CLASS B Series 2	$268.65	$(179.93)	$372.65	$442.74

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	40,457.86	70,406.39	44,255.78	79,271.91

CLASS A Series 2	5,306.13	8,064.95	5,640.51	9,080.06

CLASS B Series 1	13,396.58	23,027.29	14,757.39	24,961.60

CLASS B Series 2	64.44	239.93	83.48	1,323.74

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542
Subscriptions	1,095,100	389	—	—	—	—	521,163	188	—	—	1,616,263	577
Redemptions	(32,819,399)	(11,985)	—	—	(2,449,567)	(839)	(10,831,633)	(3,955)	(149,218)	(53)	(46,249,817)	(16,832)
Net Income	17,660,947	—	81,708	—	2,654,639	—	5,906,985	—	31,109	—	26,335,388	—

PARTNERS’ CAPITAL
September 30, 2014	$124,407,992	39,542	$586,375	186	$17,767,001	5,271	$41,604,848	13,224	$217,236	64	$184,583,452	58,287

PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849
Subscriptions	6,459,076	2,197	—	—	3,000,000	1,037	2,841,638	986	—	—	12,300,714	4,220
Redemptions	(80,354,861)	(28,640)	—	—	(14,513,961)	(4,676)	(22,374,243)	(8,132)	(8,443,355)	(2,575)	(125,686,420)	(44,023)
Net income (loss)	(22,851,251)	—	(60,292)	—	(1,802,173)	—	(7,541,618)	—	586,071	—	(31,669,263)	—

PARTNERS’ CAPITAL
September 30, 2013	$162,083,948	63,290	$477,298	186	$19,969,954	7,370	$51,150,183	19,973	$614,635	227	$234,296,018	91,046

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,335,388	$(31,669,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(1,617,689)	(12,301,249)
Sales of investments in Man-AHL Diversified Trading Company L.P.	61,714,089	146,985,754
Net gain (loss) on trading activities and net investment loss allocated from investments in Man-AHL Diversified Trading Company L.P.	(32,366,660)	20,217,060
Changes in assets and liabilities:
Management fees payable	(68,769)	(368,707)
Servicing fees payable	(112,505)	(188,969)
Accrued expenses and other liabilities	18,574	(34,952)

Net cash provided by operating activities	53,902,428	122,639,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,794,633	12,030,873
Payments on redemptions	(55,340,759)	(134,985,338)

Net cash used in financing activities	(53,546,126)	(122,954,465)

NET INCREASE (DECREASE) IN CASH	356,302	(314,791)
CASH—Beginning of period	115,000	961,791

CASH—End of period	$471,302	$647,000

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2014, and the results of its operations for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. Prior to June 1, 2014, Man-AHL (USA) Limited acted as the Partnership’s trading advisor. The Advisor implements the same trading program and employs substantially the same personnel as did Man-AHL (USA) Limited.

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

Investment in Man-AHL Diversified Trading Company L.P. — The Partnership’s investment in the Trading Company is valued at the fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial condition. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the unaudited financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At September 30, 2014 and December 31, 2013, the Partnership owned 15,669.95 and 20,694.54 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2014 and December 31, 2013 was 85.21% and 84.82%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2014, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended September 30, 2014 and 2013, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. Accounting Standards Codification 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2014 and September 30, 2013. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2014 or for the year ended December 31, 2013.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014				For the three months ended September 30, 2013
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,904.60	$3,102.30	$2,904.60	$3,102.35	$2,742.34	$2,892.50	$2,742.34	$2,892.54

Income (loss) from investment operations:
Net investment loss	(36.23)	(28.43)	(36.23)	(28.38)	(35.39)	(29.44)	(35.60)	(28.46)
Net realized and unrealized gains (losses) on trading activities	277.86	297.06	277.87	297.01	(145.98)	(153.38)	(145.76)	(154.37)

Total income (loss) from investment operations	241.63	268.63	241.64	268.63	(181.37)	(182.82)	(181.36)	(182.83)

Ending net asset value	$3,146.23	$3,370.93	$3,146.24	$3,370.98	$2,560.97	$2,709.69	$2,560.98	$2,709.71

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	4.87%	3.60%	4.87%	3.59%	5.44%	4.33%	5.47%	4.18%

Total expenses	4.87%	3.60%	4.87%	3.59%	5.44%	4.33%	5.47%	4.18%

Net investment loss	(4.76)%	(3.49)%	(4.76)%	(3.48)%	(5.28)%	(4.16)%	(5.31)%	(4.02)%

Total return:[2]
Total return before incentive fees	8.32%	8.66%	8.32%	8.66%	(6.61)%	(6.32)%	(6.61)%	(6.32)%

Total return after incentive fees	8.32%	8.66%	8.32%	8.66%	(6.61)%	(6.32)%	(6.61)%	(6.32)%

	For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42

Income (loss) from investment operations:
Net investment loss	(104.39)	(82.39)	(104.45)	(83.37)	(111.35)	(89.33)	(111.17)	(96.18)
Net realized and unrealized gains (losses) on trading activities	542.80	579.26	542.86	580.26	(212.15)	(224.39)	(212.33)	(217.53)

Total income (loss) from investment operations	438.41	496.87	438.41	496.89	(323.50)	(313.72)	(323.50)	(313.71)

Ending net asset value	$3,146.23	$3,370.93	$3,146.24	$3,370.98	$2,560.97	$2,709.69	$2,560.98	$2,709.71

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.07%	3.78%	5.08%	3.86%	5.32%	4.08%	5.32%	4.28%

Total expenses	5.07%	3.78%	5.08%	3.86%	5.32%	4.08%	5.32%	4.28%

Net investment loss	(4.96)%	(3.67)%	(4.97)%	(3.75)%	(5.23)%	(3.99)%	(5.23)%	(4.21)%

Total return:[2]
Total return before incentive fees	16.19%	17.29%	16.19%	17.29%	(11.22)%	(10.38)%	(11.22)%	(10.38)%

Total return after incentive fees	16.19%	17.29%	16.19%	17.29%	(11.22)%	(10.38)%	(11.22)%	(10.38)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2014 through the date of filing, limited partner subscriptions totaled $975,895, and limited partner redemptions totaled $1,629,784.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2014 (unaudited) and December 31, 2013
(b)	For the three months ended September 30, 2014 and 2013 (unaudited) and for the nine months ended September 30, 2014 and 2013 (unaudited)
(c)	For the nine months ended September 30, 2014 and 2013 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (Unaudited)		December 31, 2013
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$5,620,365		$9,757,518
Net unrealized trading gains on open forward contracts	4,305,155		885,769
Net unrealized trading gains on open swap agreements	4,075,356		12,520,347
Premiums paid on credit default swap agreements	2,488,430		3,357,116
Due from brokers	25,963,044		43,649,109

Total equity in trading accounts	42,452,350		70,169,859
Cash and cash equivalents	180,160,903		200,653,548
Interest receivable	16,673		31,670

Total assets	$222,629,926		$270,855,077

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$402,561		$—
Net unrealized trading losses on open swap agreements	1,969,378		8,936,971
Premiums received on credit default swap agreements	—		5,175,526
Redemptions payable	3,507,407		17,453,462
Accrued expenses and other liabilities	128,273		103,473

Total liabilities	6,007,619		31,669,432

PARTNERS’ CAPITAL:
Limited Partners (18,389.84 and 24,397.67 units outstanding at September 30, 2014 and December 31, 2013, respectively)	216,622,307		239,185,645

Total partners’ capital	216,622,307		239,185,645

Total liabilities and partners’ capital	$222,629,926		$270,855,077

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$11,779.45	*	$9,803.63

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See	notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2014 (Unaudited)		December 31, 2013
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(187,049)	(0.1)%	$(378,972)	(0.2)%
Currencies	814,778	0.4	(250,642)	(0.1)
Energy	(306,303)	(0.1)	180,567	0.1
Indices	(892,247)	(0.4)	7,850,513	3.3
Interest Rates	252,862	0.1	(1,418,192)	(0.6)
Metals	(1,849,395)	(0.9)	(18,266)	(0.0)

Total futures contracts - long	(2,167,354)	(1.0)	5,965,008	2.5

FUTURES CONTRACTS - Short:
Agricultural	5,203,553	2.4	1,409,672	0.6
Currencies	(24,342)	(0.0)	27,532	0.0
Energy	1,958,292	0.9	75,410	0.0
Indices	(139,815)	(0.1)	1,216,943	0.5
Interest Rates	(93,051)	(0.0)	609,658	0.3
Metals	480,521	0.2	453,295	0.2

Total futures contracts - short	7,385,158	3.4	3,792,510	1.6

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$5,217,804	2.4%	$9,757,518	4.1%

FORWARD CONTRACTS - Long:
Australian dollars	$(6,060,688)	(2.8)%	$(639,768)	(0.2)%
British pounds	(958,888)	(0.4)	1,005,261	0.4
Euro	(3,836,524)	(1.8)	323,916	0.1
Gold bullion	(2,582)	(0.0)	5,336	0.0
Japanese yen	(3,785,448)	(1.7)	(1,521,183)	(0.6)
New Zealand dollars	(426,312)	(0.2)	(141,605)	(0.1)
Other	(9,767,030)	(4.5)	(184,265)	(0.1)

Total forward contracts - long	(24,837,472)	(11.4)	(1,152,308)	(0.5)

FORWARD CONTRACTS - Short:
Australian dollars	4,090,653	1.9	619,919	0.3
British pounds	715,521	0.3	(849,091)	(0.3)
Euro	6,949,121	3.2	(275,708)	(0.1)
Gold bullion	189,094	0.1	449,803	0.2
Japanese yen	5,266,644	2.4	2,678,558	1.1
New Zealand dollars	487,413	0.2	79,803	0.0
Other	11,444,181	5.3	(665,207)	(0.3)

Total forward contracts - short	29,142,627	13.4	2,038,077	0.9

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$4,305,155	2.0%	$885,769	0.4%

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $7,419,877 and $20,241,913, respectively)	$492,746	0.2%	$(26,328,625)	(11.0)%
Interest rate swaps	(9,482,672)	(4.4)	15,877,039	6.6

Total swap agreements - long	(8,989,926)	(4.2)	(10,451,586)	(4.4)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $9,908,307 and $18,423,503, respectively)	(2,049,361)	(0.9)	37,081,732	15.5
Interest rate swaps	13,145,265	6.1	(23,046,770)	(9.6)

Total swap agreements - short	11,095,904	5.2	14,034,962	5.9

NET UNREALIZED TRADING GAINS ON OPEN SWAP AGREEMENTS	$2,105,978	1.0%	$3,583,376	1.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$11,628,937	5.4%	$14,226,663	6.0%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (continued)

The following is a schedule of the investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of September 30, 2014 (unaudited), there are no investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of December 31, 2013:

Swap Agreements	Maturity Date Range	Fair Value	Percent of Partners’ Capital
Credit default swaps - centrally cleared - Short
iTraxx Crossover Index (upfront premiums paid $7,775,832)	6/20/18-12/20/18	$15,365,485	6.4%
iTraxx Europe Index (upfront premiums received $1,002,207)	6/20/18-12/20/18	14,842,610	6.2

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
NET INVESTMENT INCOME:
Interest income	$58,783	$129,840	$179,394	$255,245

EXPENSES
Brokerage commissions	131,683	252,716	621,346	789,368
Interest expense - brokers	4,645	199,570	28,842	334,596
Administration fees	2,500	2,500	7,500	7,500
Professional fees	56,438	42,156	131,750	116,468
Other expenses	13,100	15,564	36,419	39,212

Total expenses	208,366	512,506	825,857	1,287,144

Net investment loss	(149,583)	(382,666)	(646,463)	(1,031,899)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	15,405,922	(13,186,781)	40,355,627	(9,802,102)
Net change in unrealized gains on translation of foreign currency	917,375	765,081	1,206,001	237,928
Net change in unrealized trading gains (losses) on open contracts/agreements	3,091,745	(5,420,805)	(2,597,726)	(13,268,667)

Net gain (loss) on trading activities	19,415,042	(17,842,505)	38,963,902	(22,832,841)

NET INCOME (LOSS)	$19,265,459	$(18,225,171)	$38,317,439	$(23,864,740)

NET GAIN (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,023.07	$(527.78)	$1,825.12	$(602.02)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	18,831.03	34,531.44	20,994.53	39,641.18

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398
Subscriptions	1,617,689	157	—	—	1,617,689	157
Redemptions	(62,498,466)	(6,165)	—	—	(62,498,466)	(6,165)
Net income	38,317,439	—	—	—	38,317,439	—

PARTNERS’ CAPITAL - September 30, 2014	$216,622,307	18,390	$—	—	$216,622,307	18,390

PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937
Subscriptions	13,434,920	1,335	—	—	13,434,920	1,335
Redemptions	(164,176,033)	(16,411)	—	—	(164,176,033)	(16,411)
Net loss	(23,864,740)	—	—	—	(23,864,740)	—

PARTNERS’ CAPITAL - September 30, 2013	$282,702,350	30,861	$—	—	$282,702,350	30,861

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,317,439	$(23,864,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	2,597,726	13,268,667
Changes in assets and liabilities:
Due from brokers	17,686,065	19,637,002
Interest receivable	14,997	(22,418)
Premiums paid on credit default swap agreements	868,686	(501,474)
Premiums received on credit default swap agreements	(5,175,526)	—
Accrued expenses and other liabilities	24,800	(2,210)

Net cash provided by operating activities	54,334,187	8,514,827

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,617,689	13,434,920
Payments on redemptions	(76,444,521)	(175,707,262)

Net cash used in financing activities	(74,826,832)	(162,272,342)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,492,645)	(153,757,515)
CASH AND CASH EQUIVALENTS—Beginning of period	200,653,548	372,563,159

CASH AND CASH EQUIVALENTS—End of period	$180,160,903	$218,805,644

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$28,842	$334,596

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2014, and the results of its operations for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. Prior to June 1, 2014, Man-AHL (USA) Limited acted as the Trading Company’s trading advisor. The Advisor implements the same trading program and employs substantially the same personnel as did Man-AHL (USA) Limited. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $13,566,909 and $16,906,001 as of September 30, 2014 and December 31, 2013, respectively.

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

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2014 and September 30, 2013. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3. PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2014 and year ended December 31, 2013.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2014 and December 31, 2013, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.

The following is a summary categorization as of September 30, 2014 and December 31, 2013, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
	As of
Investments	September 30, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$11,415,759	$11,415,759	$—	$—
Forward contracts	29,201,771	—	29,201,771	—
Swap agreements	21,464,888	—	21,464,888	—

Total Assets	62,082,418	11,415,759	50,666,659	—

Liabilities
Futures contracts	(6,197,955)	(6,197,955)	—	—
Forward contracts	(24,896,616)	—	(24,896,616)	—
Swap agreements	(19,358,910)	—	(19,358,910)	—

Total Liabilities	(50,453,481)	(6,197,955)	(44,255,526)	—

Net Fair Value	$11,628,937	$5,217,804	$6,411,133	$—

	Fair Value Measurements
	As of
Investments	December 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,161,532	$13,161,532	$—	$—
Forward contracts	8,431,935	—	8,431,935	—
Swap agreements	62,465,065	—	62,465,065	—

Total Assets	84,058,532	13,161,532	70,897,000	—

Liabilities
Futures contracts	(3,404,014)	(3,404,014)	—	—
Forward contracts	(7,546,166)	—	(7,546,166)	—
Swap agreements	(58,881,689)	—	(58,881,689)	—

Total Liabilities	(69,831,869)	(3,404,014)	(66,427,855)	—

Net Fair Value	$14,226,663	$9,757,518	$4,469,145	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of September 30, 2014 based on the levels assigned at December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2014		December 31, 2013
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(1,140,126)	$231,310,000	$19,549,532	$1,558,937,500
101-250	—	—	12,453,749	158,044,500
251-350	(683,733)	31,577,500	5,078,451	123,715,000
351-450	(225,502)	10,000,000	—	—

Total	$(2,049,361)	$272,887,500	$37,081,732	$1,840,697,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The credit spread of the underlying indices, derived from the fair value at September 30, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 355 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2013 of each credit default swap where the Trading Company is a seller, ranged between 54 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of September 30, 2014 the Trading Company posted cash collateral of $2,549,216, and as of December 31, 2013, the Trading Company posted cash collateral of $4,952,334, with respective counterparties of these agreements in the normal course of business. As of September 30, 2014, all open credit default swap agreements on selling protection have a maturity date of June 20, 2019. As of December 31, 2013, the maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through December 20, 2018.

During the quarter ended September 30, 2014, the Trading Company traded 136,837 exchange-traded futures contracts and settled 24,758 forward contracts and 1,761 swap agreements. During the nine months ended September 30, 2014, the Trading Company traded 364,114 exchange-traded futures contracts and settled 59,370 forward contracts and 4,651 swap agreements. During the quarter ended September 30, 2013, the Trading Company traded 50,564 exchange-traded futures contracts and settled 11,589 forward contracts and 876 swap agreements. During the nine months ended September 30, 2013, the Trading Company traded 144,343 exchange-traded futures contracts and settled 46,758 forward contracts and 3,778 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2014, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2014, may differ from the net liability amounts recorded as of September 30, 2014, and such differences can be material.

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

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	September 30, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$28,286,754		$(24,789,598)
Metals		915,017		(107,018)

Total open forward contracts		29,201,771		(24,896,616)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		6,280,628		(1,264,124)
Currencies		1,038,699		(248,263)
Energy		2,238,364		(586,375)
Indices		748,731		(1,780,793)
Interest rates		613,680		(453,869)
Metals		495,657		(1,864,531)

Total open futures contracts		11,415,759		(6,197,955)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		622,658		(2,179,273)
Interest rates		20,842,230		(17,179,637)

Total open swap agreements		21,464,888		(19,358,910)

Total Derivatives		$62,082,418		$(50,453,481)

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,958,109		$(7,473,578)
Metals		473,826		(72,588)

Total open forward contracts		8,431,935		(7,546,166)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,981,983		(951,283)
Currencies		35,616		(258,726)
Energy		399,933		(143,956)
Indices		9,124,763		(57,307)
Interest rates		1,041,240		(1,849,774)
Metals		577,997		(142,968)

Total open futures contracts		13,161,532		(3,404,014)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,243,040		(26,489,933)
Interest rates		25,222,025		(32,391,756)

Total open swap agreements		62,465,065		(58,881,689)

Total Derivatives		$84,058,532		$(69,831,869)

The following table presents the impact of derivative instruments on the statements of operations:

		For the three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013
Location of loss or gain recognized in income on derivatives		Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies		$6,911,880	$(5,989,853)	$9,301,157	$(1,011,330)
Metals		(643,490)	48,867	(2,025,977)	4,905,379

	Net realized trading gains (losses) on closed contracts/agreements	$6,268,390	$(5,940,986)	$7,275,180	$3,894,049

Currencies		$2,796,663	$(5,593,693)	$3,012,625	$(11,634,471)
Metals		1,830,282	(2,943,183)	406,761	994,224

	Net change in unrealized trading gains (losses) on open contracts/agreements	$4,626,945	$(8,536,876)	$3,419,386	$(10,640,247)

Futures contracts
Agricultural		$6,799,571	$(159,319)	$8,520,136	$667,152
Currencies		2,607,318	100,669	4,632,763	(362,981)
Energy		3,078,321	484,464	(565,282)	(9,562,063)
Indices		(1,647,420)	4,588,097	4,717,943	31,337,388
Interest rates		3,341,035	(9,979,517)	12,956,239	(32,033,952)
Metals		1,292,286	(377,355)	(1,554,292)	(909,456)

	Net realized trading gains (losses) on closed contracts/agreements	$15,471,111	$(5,342,961)	$28,707,507	$(10,863,912)

Agricultural		$2,838,922	$1,480,495	$3,985,804	$1,802,760
Currencies		53,162	674,426	1,013,546	52,068
Energy		82,590	(400,307)	1,396,012	(1,264,553)
Indices		(3,225,395)	(2,712,848)	(10,099,518)	(3,992,120)
Interest rates		(2,696,179)	4,445,967	968,345	1,603,357
Metals		(2,068,078)	(2,399,562)	(1,803,903)	1,535,781

	Net change in unrealized trading gains (losses) on open contracts/agreements	$(5,014,978)	$1,088,171	$(4,539,714)	$(262,707)

Swap agreements
Credit default swaps		$(1,354,237)	$686,484	$11,298,709	$1,392,596
Interest rate swaps		(2,996,218)	(63,266)	(4,750,601)	(173,231)

	Net realized trading gains (losses) on closed contracts/agreements	$(4,350,455)	$623,218	$6,548,108	$1,219,365

Credit default swaps		$(787,884)	$237,614	$(12,309,722)	$6,097,250
Interest rate swaps		4,267,662	1,790,286	10,832,324	(8,462,963)

	Net change in unrealized trading gains (losses) on open contracts/agreements	$3,479,778	$2,027,900	$(1,477,398)	$(2,365,713)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2014 and December 31, 2013, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2014
Open futures contracts
Credit Suisse	$2,703,384	$(2,703,384)	$—	$—	$—	$—
JPMorgan Chase	3,340,352	(1,052,435)	2,287,917	—	—	2,287,917
Bank of America Merrill Lynch	5,372,023	(2,039,575)	3,332,448	—	—	3,332,448

Total open futures contracts	$11,415,759	$(5,795,394)	$5,620,365	$—	$—	$5,620,365

Open forward contracts
Deutsche Bank	$13,721,098	$(11,194,290)	$2,526,808	$—	$—	$2,526,808
Royal Bank of Scotland	15,480,673	(13,702,326)	1,778,347	—	—	1,778,347

Total open forward contracts	$29,201,771	$(24,896,616)	$4,305,155	$—	$—	$4,305,155

Open swap agreements
Credit Suisse	$330,476	$(330,476)	$—	$—	$—	$—
JPMorgan Chase	437,251	(437,251)	—	—	—	—
Deutsche Bank	2,134,685	(1,563,183)	571,502	—	—	571,502
Royal Bank of Scotland	18,562,476	(15,058,622)	3,503,854	—	—	3,503,854

Total open swap agreements	$21,464,888	$(17,389,532)	$4,075,356	$—	$—	$4,075,356

As of December 31, 2013
Open futures contracts
Credit Suisse	$6,395,998	$(1,480,381)	$4,915,617	$—	$—	$4,915,617
JPMorgan Chase	5,281,158	(1,004,751)	4,276,407	—	—	4,276,407
Bank of America Merrill Lynch	1,484,376	(918,882)	565,494	—	—	565,494

Total open futures contracts	$13,161,532	$(3,404,014)	$9,757,518	$—	$—	$9,757,518

Open forward contracts
Deutsche Bank	$4,689,157	$(4,241,771)	$447,386	$—	$—	$447,386
Royal Bank of Scotland	3,742,778	(3,304,395)	438,383	—	—	438,383

Total open forward contracts	$8,431,935	$(7,546,166)	$885,769	$—	$—	$885,769

Open swap agreements
Credit Suisse	$25,882,027	$(13,361,680)	$12,520,347	$—	$—	$12,520,347
JPMorgan Chase	11,361,013	(11,361,013)	—	—	—	—
Royal Bank of Scotland	25,222,025	(25,222,025)	—	—	—	—

Total open swap agreements	$62,465,065	$(49,944,718)	$12,520,347	$—	$—	$12,520,347

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2014
Open futures contracts
Credit Suisse	$3,105,945	$(2,703,384)	$402,561	$—	$402,561	$—
JPMorgan Chase	1,052,435	(1,052,435)	—	—	—	—
Bank of America Merrill Lynch	2,039,575	(2,039,575)	—	—	—	—

Total open futures contracts	$6,197,955	$(5,795,394)	$402,561	$—	$402,561	$—

Open forward contracts
Deutsche Bank	$11,194,290	$(11,194,290)	$—	$—	$—	$—
Royal Bank of Scotland	13,702,326	(13,702,326)	—	—	—	—

Total open forward contracts	$24,896,616	$(24,896,616)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$1,384,188	$(330,476)	$1,053,712	$—	$—	$1,053,712
JPMorgan Chase	1,352,917	(437,251)	915,666	—	915,666	—
Deutsche Bank	1,563,183	(1,563,183)	—	—	—	—
Royal Bank of Scotland	15,058,622	(15,058,622)	—	—	—	—

Total open swap agreements	$19,358,910	$(17,389,532)	$1,969,378	$—	$915,666	$1,053,712

As of December 31, 2013
Open futures contracts
Credit Suisse	$1,480,381	$(1,480,381)	$—	$—	$—	$—
JPMorgan Chase	1,004,751	(1,004,751)	—	—	—	—
Bank of America Merrill Lynch	918,882	(918,882)	—	—	—	—

Total open futures contracts	$3,404,014	$(3,404,014)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,241,771	$(4,241,771)	$—	$—	$—	$—
Royal Bank of Scotland	3,304,395	(3,304,395)	—	—	—	—

Total open forward contracts	$7,546,166	$(7,546,166)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$13,361,680	$(13,361,680)	$—	$—	$—	$—
JPMorgan Chase	13,128,253	(11,361,013)	1,767,240	—	1,767,240	—
Royal Bank of Scotland	32,391,756	(25,222,025)	7,169,731	—	7,169,731	—

Total open swap agreements	$58,881,689	$(49,944,718)	$8,936,971	$—	$8,936,971	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2014
Open futures contracts
Credit Suisse	$10,615,132
Open swap agreements
JPMorgan Chase	$1,633,550
As of December 31, 2013
Open swap agreements
JPMorgan Chase	$2,140,326
Royal Bank of Scotland	5,828,704

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Per unit operating performance:
Beginning net asset value	$10,754.84	$9,691.97	$9,803.63	$9,955.05
Income (loss) from investment operations:
Net investment loss	(7.96)	(11.29)	(31.11)	(26.55)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,032.57	(520.15)	2,006.93	(767.97)

Total income (loss) from investment operations	1,024.61	(531.44)	1,975.82	(794.52)

Ending net asset value	$11,779.45	$9,160.53	$11,779.45	$9,160.53

Ratios to average partners’ capital[1]:
Expenses	0.39%	0.63%	0.51%	0.44%

Net investment loss	(0.28)%	(0.47)%	(0.40)%	(0.36)%

Total return[2]	9.53%	(5.48)%	20.15%	(7.98)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2014 through the date of filing, limited partner subscriptions totaled $975,895, and limited partner redemptions totaled $1,629,784.

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Advisor”). The Advisor implements the same trading program and employs substantively the same personnel as did Man-AHL (USA) Limited. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets). The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its future results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with JPMorgan Chase Bank, N.A. and Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and swap agreements and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

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

Periods Ended September 30, 2014:

30-September-14
Ending Equity	$184,583,452

Nine months ended September 30, 2014:

Net assets decreased $18,298,166 for the nine months ended September 30, 2014. This decrease was attributable to subscriptions in the amount of $1,616,263, redemptions in the amount of $46,249,817 and a net gain from operations of $26,335,388.

Management Fees of $4,026,800 and servicing fees of $1,436,632 were paid or accrued, and interest of $151,651 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2014.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2014 were $567,840.

Three months ended September 30, 2014:

Net assets increased $10,256,811 for the three months ended September 30, 2014. This increase was attributable to subscriptions in the amount of $619,977, redemptions in the amount of $4,800,665 and a net gain from operations of $14,437,499.

Management Fees of $1,329,325 and servicing fees of $446,783 were paid or accrued, and interest of $50,050 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2014.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2014 were $195,968.

The Partnership generated a modest profit in July with commodity trading in the agricultural markets and the Partnership’s long bond positions serving as the strongest contributors to growth. Although overall commodity trading performance was mixed, short positions in sugar and corn and long positions in live cattle proved profitable as weather conditions led to a drop in corn prices and increased demand raised cattle prices. Energy trading significantly reduced these gains, however, as initial long positions in oil suffered from lower prices because of the possibility of resumed oil exports from Libya and a perceived reduction of risk to oil facilities in Iraq. The Partnership’s subsequent short positions in energy similarly continued to produce losses as economic sanctions imposed on Russia by several European nations increased prices in a variety of markets. In the equity sector, the Partnership’s long positions initially started favorably with U.S. employment data beating expectations, but suffered losses towards the middle and end of July on account of comments from U.S. Federal Reserve Chair, Janet Yellen, concerning stretched valuations in certain credit markets as well as the Argentine debt default, which led to a selloff in global equities. Long bond exposure helped mitigate these losses, however, and led to a net positive for the month as investors sought security in safe haven assets and the European Central Bank (“ECB”) continued its accommodative policy.

August trading provided significantly improved gains for the Partnership with bonds, currencies and commodities all contributing to the Partnership’s profit. Short positions taken on the Euro against the U.S. dollar as well as a long exposure to US treasuries and Italian bonds were the highest performers due to a series of accommodative remarks made by central bankers throughout the month. The remarks of Janet Yellen and ECB President, Mario Draghi, had particularly strong impacts on the fixed income markets as they respectively noted that the U.S. labor market needed more time to recover before rates would rise and indicated a more active interventionist stance was likely forthcoming from the ECB in order to boost growth and prevent deflation in the EU. Consequently, the yields on German, French and Italian bonds dropped significantly and were accompanied by a contemporaneous drop in the Euro’s value as measured against the U.S. dollar and other currencies. The Partnership’s long bond exposure in the European markets and short Euro positions were well-timed to take advantage of these movements. With respect to commodities, trading in agriculturals provided another month of positive gains as short positions in soybean oil and sugar benefited from the continued slide of prices in both commodities.

The Partnership finished the third quarter in September with another month of positive, although more modest, returns. This result was achieved as significant gains in commodity, currency and energy trading were substantially offset by losses in the equity and bond markets. Both the equity and bond markets experienced notable volatility in September as global markets repositioned themselves to reflect diverging rates of economic growth between countries and varied strategies of central banks. Despite experiencing losses in both markets, the Partnership generated positive returns with currency trading. Short positions on the Japanese Yen and Euro were well-timed to take advantage of both currencies’ notable depreciation relative to the U.S. Dollar. The Partnership’s returns were further augmented by profitable commodity trading in the energy and agricultural sectors which, more than any other time since the financial crisis, appear to be driven by demand and supply fundamentals as opposed to global risk appetite.

Three months ended June 30, 2014:

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

Periods Ended September 30, 2013:

30-September-13
Ending Equity	$234,296,018

Nine months ended September 30, 2013:

Net assets decreased $145,054,969 for the nine months ended September 30, 2013. This decrease was attributable to subscriptions in the amount of $12,300,714, redemptions in the amount of $125,686,420 and a net loss from operations of $31,669,263.

Management Fees of $7,172,368 and servicing fees of $3,645,387 were paid or accrued, and interest of $212,089 was accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2013.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2013 were $634,448.

Three months ended September 30, 2013:

Net assets decreased $58,502,202 for the three months ended September 30, 2013. This decrease was attributable to subscriptions in the amount of $4,278,715, redemptions in the amount of $44,401,787 and a net loss from operations of $18,379,130.

Management Fees of $1,968,379 and servicing fees of $998,671 were paid or accrued, and interest of $108,348 was accrued on the Partnership’s cash, cash equivalent investments and broker balances, for the three months ended September 30, 2013.

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

Three months ended June 30, 2013

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

The fair value of the Partnership’s futures, forwards and swap positions does not have any optionality component. However, the General Partner may also trade commodity options on behalf of the Partnership. The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2014. As of September 30, 2014, the Partnership’s average capitalization was $178,442,358.

Quarter-Ended September 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,130,673	1.75%	$3,505,989	$2,755,357
Bonds	$5,513,879	3.09%	$6,509,766	$4,517,993
Credit	$3,898,135	2.18%	$7,124,706	$671,564
Currencies	$5,105,580	2.86%	$5,369,137	$4,842,023
Energies	$3,077,043	1.72%	$3,305,440	$2,848,646
Interest rates	$6,394,265	3.59%	$9,186,362	$3,602,167
Metals	$2,127,594	1.19%	$2,707,026	$1,548,161
Stock indices	$9,157,176	5.14%	$11,240,974	$7,073,379
Total	$38,404,345	21.52%	$48,949,400	$27,859,290

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2014. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2014.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2014, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2014 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2014, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2014, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2014.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2014, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2014.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Advisor seeks to reduce the incidence and impact of System Events through a certain degree of internal testing and real-time monitoring, and the use of independent safeguards in the overall portfolio management system and often, with respect to proprietary models, in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays to the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s)—all of which may have materially negative effects on the Partnership and/or its returns.

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

Options trading may be restricted in the event that trading in the underlying instrument becomes restricted. Options trading also may be illiquid at times regardless of the condition of the market in the underlying instrument. In either event, it will be difficult for the Advisor to realize gains or limit losses on option positions by offsetting them or to change positions in the market.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the last business day of any calendar month or at such other times as the General Partner may determine. On July 31, 2014, August 31, 2014 and September 30, 2014, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $25,000 and $391,000, respectively. On July 31, 2014, August 31, 2014 and September 30, 2014, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On July 31, 2014, August 31, 2014 and September 30, 2014, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $147,000, $0 and $56,977, respectively. On July 31, 2014, August 31, 2014 and September 30, 2014, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2014:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2014	$1,426,637	$0	$331,507	$0
August 31, 2014	$766,956	$177,932	$158,374	$0
September 30, 2014	$1,574,637	$0	$364,622	$0
TOTAL	$3,768,230	$177,932	$854,503	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

The following exhibits is incorporated by reference herein from the exhibit of the same description and number filed on March 31, 2011, for the year ended December 31, 2010, with the Partnership’s Annual Report on Form 10-K.

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2014, for the quarterly period ended June 30, 2014, with the Partnership’s Quarterly Report on Form 10-Q.

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified Trading Company L.P., Man Investments (USA) Corp. and AHL Partners LLP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2014.

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