Form 10-K
period 2014-12-31
MAN AHL DIVERSIFIED I LP
filed 2015-03-31
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53043

Man-AHL Diversified I L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Man Investments (USA) Corp.
452 5th Avenue 27th Floor
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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2014 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1. Business

(a) General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL Diversified Trading Company L.P. (the “Trading Company”). AHL Partners LLP (the “Trading Advisor”), a United Kingdom limited liability partnership, is the Partnership’s and the Trading Company’s trading advisor. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation and a registered commodity pool operator under the Commodity Exchange Act, as amended (the “CEA”), is the Partnership’s general partner and commodity pool operator. The Trading Advisor is an affiliate of the General Partner. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which registration statement was subsequently amended. The registration statement became effective on or about March 28, 2008. The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”): Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two Classes of Units are identical to each other except that Class B Units may only be purchased, transferred, held and redeemed in a minimum amount of $10,000. There is no minimum amount requirement to purchase, transfer, hold and redeem Class A Units. On April 1, 2009, the Partnership added two new series of Units: Class A Series 2 Units (“Class A-2”) and Class B Series 2 Units (“Class B-2”). Except as described in section (c) below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully.

Although the Partnership uses the term “class” to distinguish between certain interests in the Partnership, the Partnership does not believe that the differences between such interests are sufficient to make them separate “classes” under Section 12(g) of the Exchange Act, as all the interests in the Partnership, regardless of “class,” are of substantially similar character and the holders of which enjoy substantially similar rights and privileges. The holders of interests in the Partnership (regardless of “class”) share pro rata in the Partnership’s profits and losses, enjoying no preferences over one another during the life of the Partnership or upon dissolution and otherwise have identical rights under the Limited Partnership Agreement, the only differences among the “classes” relating to fees and minimum investment.

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed Man-AHL (USA) Limited to serve as the trading advisor to the Partnership commencing as of April 1, 2005. Following the appointments of the General Partner as a general partner and Man-AHL (USA) Limited as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. On June 1, 2014, the General Partner appointed the Trading Advisor as trading advisor of the Partnership, and Man-AHL (USA) Limited resigned as trading advisor. The Trading Advisor implements the same trading program and employs substantively the same personnel as did Man-AHL (USA) Limited. The General Partner controls and manages the business of the Partnership. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: HSBC Tower, 452 5th Ave., 27th Floor, New York, NY; telephone (212) 649-6600.

(b) Financial information about segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements incorporated into Item 8 hereof and attached as Exhibit 13.1 hereto.

(c) Narrative description of business

The Partnership engages in speculative trading of physical commodities, futures contracts, spot and forward contracts, swaps and options and other related instruments, indirectly through an investment in the Trading Company, pursuant to the trading strategies employed by the Trading Advisor. The Partnership invests substantially all of its assets in the Trading Company.

The investment objective of the Trading Advisor’s futures trading program (referred to herein as the “AHL Diversified Program”) is to deliver substantial capital growth over time, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts (sometimes hereinafter referred to as ‘futures’), spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter (“OTC”) markets).

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

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real time and measure price momentum and breakouts. In aggregate, the systems run more than 2,000 price samples each day spread across the 240 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data. Another aspect of diversification is the fact that the various systems generate signals across different time frames, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse, Sydney Branch, Credit Suisse Securities (USA), J.P. Morgan Securities LLC and Bank of America Merrill Lynch, serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, JPMorgan Chase Bank, N.A. and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Chase Bank, N.A., Credit Suisse Securities (USA) and Credit Suisse International act as the clearing brokers for credit default swap index transactions engaged in by the Trading Company; and the Royal Bank of Scotland acts as the clearing broker for certain interest rate swap transactions (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company. Most of the Trading Company’s assets will be held in cash or United States (“U.S.”) government securities in accounts in the name of the Trading Company at the brokers or a bank, which currently is JP Morgan Chase Bank, N.A. (Chicago, Illinois), and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the brokers. Approximately 20% to 40% of the Trading Company’s assets will be committed as margin for futures positions. The brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the brokers in the form of cash.

The Trading Company engages in trading on non-U.S. exchanges and markets. In connection with trading on non-U.S. exchanges and markets, the brokers may either maintain Trading Company assets in accordance with the requirements of the Commodity Futures Trading Commission (the “CFTC”) Rule 30.7 or may redeposit Trading Company assets with non-U.S. banks and brokers which may not be subject to regulatory schemes comparable to those applicable to the Brokers.

Regulation

Under the CEA, commodity exchanges and futures trading are subject to regulation by the CFTC. The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers or futures commission merchants to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor as a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership or Trading Advisor would be unable to implement the AHL Diversified Program on behalf of the Partnership. Should the General Partner’s or Trading Advisor’s registration be suspended, termination of the Partnership might result.

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

Currency forward contracts traded by the Trading Company are not currently subject to regulation by any U.S. government agency.

Item 1A. Risk Factors.

Risk of Loss. Investing in the Partnership is speculative and involves substantial risks. You should not invest unless you can afford to lose your entire investment.

General. The transactions in which the Trading Advisor generally will engage on behalf of the Partnership involve significant risks. Growing competition may limit the Trading Advisor’s ability to take advantage of trading opportunities in rapidly changing markets. No assurance can be given that investors will realize a profit on their investment. Moreover, investors may lose all or some of their investment. Because of the nature of the trading activities, the results of the Partnership’s operations may fluctuate from month to month and from period to period. Accordingly, investors should understand that the results of a particular period will not necessarily be indicative of results in future periods.

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

Markets May Be Illiquid. At times, it may not be possible for the Trading Advisor to obtain execution of a buy or sell order at the desired price or to liquidate an open position, either due to market conditions on exchanges or due to the operation of “daily price fluctuation limits” or “circuit breakers.” For example, most U.S. commodity exchanges limit fluctuations in most futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Futures contract prices occasionally have moved to the daily limit for several consecutive days with little or no trading.

Even when futures prices have not moved to the daily limit, the Trading Advisor might not be able to obtain execution of trades at favorable prices if little trading in the contracts which the Trading Advisor wishes to trade is taking place. Also, an exchange or governmental authority may suspend or restrict trading on an exchange (or in particular futures traded on an exchange) or order the immediate settlement of a particular instrument.

Options trading may be restricted in the event that trading in the underlying instrument becomes restricted. Options trading also may be illiquid at times regardless of the condition of the market in the underlying instrument. In either event, it will be difficult for the Trading Advisor to realize gains or limit losses on option positions by offsetting them or to change positions in the market.

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

All trading accounts owned or managed by the Trading Advisor and its principals will be combined for the purposes of speculative position limits. Such limits could adversely affect the profitability of the Trading Company and, consequently, of the Partnership. For example, the Trading Advisor could be required to liquidate futures positions at an unfavorable time in order to comply with such limits. However, the Trading Advisor does not believe that existing speculative position limits will materially adversely affect its ability to manage the Trading Company’s account.

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

Decisions Based on Trends and Technical Analysis. The trading decisions of the Trading Advisor will be based in part on trading strategies which utilize mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are based upon a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. The Trading Company and, consequently, the Partnership may incur substantial trading losses:

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

Model and Data Risk. The Trading Advisor relies heavily on quantitative models (both proprietary models developed by the Trading Advisor (or affiliates), and those supplied by third parties, collectively “Models”) and information and data both developed by the Trading Advisor and those supplied by third parties (collectively, “Data”) rather than granting trade-by-trade discretion to the Trading Advisor’s investment professionals. Models and Data are used to construct sets of transactions and investments, to value investments or potential investments (including, without limitation, for trading purposes and for purposes of determining the Net Asset Value of the Partnership), to provide risk management insights and to assist in hedging the Partnership’s investments. Models and Data are known to have errors, omissions, imperfections and malfunctions (collectively, “System Events”). System Events in third-party Models are generally entirely outside of the control of the Trading Advisor.

The Trading Advisor seeks to reduce the incidence and impact of System Events through a certain degree of internal testing and real-time monitoring, and the use of independent safeguards in the overall portfolio management system and often, with respect to proprietary models, in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays to the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s) — all of which may have materially negative effects on the Partnership and/or its returns.

The investment strategies of the Partnership are highly reliant on the gathering, cleaning, culling and analysis of large amounts of Data. Accordingly, Models rely heavily on appropriate Data inputs. However, it is not possible or practicable to factor all relevant, available Data into forecasts and/or trading decisions of the Models. The Trading Advisor will use its discretion to determine what Data to gather with respect to each investment strategy and what subset of that Data the Models take into account to produce forecasts which may have an impact on ultimate trading decisions. In addition, due to the automated nature of Data gathering, the volume and depth of Data available, the complexity and often manual nature of Data cleaning, and the fact that the substantial majority of Data comes from third-party sources, it is inevitable that not all desired and/or relevant Data will be available to, or processed by, the Trading Advisor at all times. If incorrect Data is fed into even a well-founded Model, it may lead to a System Event subjecting the Partnership to loss. Further, even if Data is input correctly, “model prices” anticipated by the Data through the Models may differ substantially from market prices, especially for securities with complex characteristics, such as derivatives.

Where incorrect or incomplete Data is available, the Trading Advisor may, and often will, continue to generate forecasts and make trading decisions based on the Data available to it. Additionally, the Trading Advisor may determine that certain available Data, while potentially useful in generating forecasts and/or making trade decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in such cases, the Trading Advisor will not utilize such Data. Limited Partners should be aware that there is no guarantee that any specific Data or type of Data will be utilized in generating forecasts or making trading decisions with respect to the Models, nor is there any guarantee that the Data actually utilized in generating forecasts or making trading decisions underlying the Models will be (i) the most accurate data available or (ii) free of errors. Limited Partners should assume that the Data set used in connection with the Models is limited and should understand that the foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of investing with a process-driven, systematic adviser such as the Trading Advisor.

When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Partnership to potential risks. For example, by relying on Models and Data, the Trading Advisor may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful and when determining the Net Asset Value of the Partnership, any valuations of the Partnership’s investments that are based on valuation Models may prove to be incorrect. In addition, Models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. Furthermore, in unforeseen or certain low-probability scenarios (often involving a market disruption of some kind), Models may produce unexpected results which may or may not be System Events.

Errors in Models and Data are often extremely difficult to detect, and, in the case of proprietary models and third-party models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events will go undetected for long periods of time and some will never be detected. The degradation or impact caused by these System Events can compound over time. Finally, the Trading Advisor will detect certain System Events that it chooses, in its sole discretion, not to address or fix, and the third party software will lead to System Events known to the Trading Advisor that it chooses, in its sole discretion, not to address or fix. The Trading Advisor believes that the testing and monitoring performed on its models and third party models will enable the Trading Advisor to identify and address those System Events that a prudent person managing a process-driven, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events or limiting the use of proprietary and third party models, generally or in a particular application. Limited Partners should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic advisor such as the Trading Advisor. Accordingly, the Trading Advisor does not expect to disclose discovered System Events to the Partnership or to Limited Partners.

The Partnership will bear the risks associated with the reliance on Models and Data including that the Partnership will bear all losses related to System Events unless otherwise determined by the Trading Advisor in accordance with its internal policies or as may be required by applicable law.

Trade Error Risk. The complex trading programs operated by the Trading Advisor and the speed and volume of transactions invariably result in occasional trades being executed which, with the benefit of hindsight, were not required by the trading program. To the extent an error is caused by a counterparty, such as a broker, the Trading Advisor generally attempts to recover any loss associated with such error from such counterparty. To the extent an error is caused by the Trading Advisor, a formalized process is in place for the resolution of such errors. Given the volume, diversity and complexity of transactions executed by the Trading Advisor on behalf of the Partnership, investors should assume that trading errors (and similar errors) will occur. If such errors result in gains to the Partnership, such gains will be retained by the Partnership. However, if such errors result in losses, they will be borne by the Trading Advisor in accordance with its internal policies unless otherwise determined by the General Partner.

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

A portion of the Partnership’s assets may be traded in forward contracts. Such forward contracts are generally not traded on exchanges and are executed directly through forward contract dealers. However, certain forward contracts are regulated as swaps by the CFTC and have begun being voluntarily traded on swap execution facilities. Some of these contracts are required to be centrally cleared by a regulated U.S. clearinghouse, and may be required to be traded on a regulated exchange in the future. There is no limitation on the daily price moves of forward contracts, and a dealer is not required to continue to make markets in such contracts. There have been periods during which forward contract dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the bid and asked price. Arrangements to trade forward contracts may therefore experience liquidity problems. The Partnership therefore will be subject to the risk of credit failure or the inability of or refusal of a forward contract dealer to perform with respect to its forward contracts.

When trading currency forward contracts, the Trading Company may hedge the foreign currencies in order to limit the Trading Company’s exposure to fluctuations in exchange rates. However, there is no guarantee that such hedging will be successful.

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including certain forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by U.S. persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

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

Exchanges for Physicals/Swaps/Risk. While not a regular practice for the Trading Company, it may in rare instances engage in transactions known as exchanges for physicals (“EFP”), exchanges for swaps (“EFS”), or exchanges for risk/OTC derivatives (“EFR”). An EFP/EFS/EFR is a purchase or sale of a spot commodity/swap/derivative, as applicable, in conjunction with an offsetting sale or purchase of a corresponding futures contract involving the same or equivalent underlying commodity or instrument, without making an open and competitive trade for the futures contract on the exchange. EFPs, EFSs and EFRs are a permitted exception to the general requirement of the CEA that all futures contracts must be competitively executed on an exchange. They are permitted pursuant to the rules of the relevant exchanges, which vary from exchange to exchange. If the EFP, EFS or EFR does not comply with specific exchange requirements, particularly regarding possessing documentation evidencing possession of the underlying commodity or instrument, then the CFTC or the exchange may deem the transaction to be an illegal off-exchange futures contract. In addition, every EFP, EFS or EFR involves the transfer of an underlying commodity or entry into a swap or derivative on a bilateral basis, as applicable, with a counterparty in exchange for a related cleared futures contract. There is, therefore, counterparty credit risk if the counterparty or its clearing member on the futures leg fails to perform. Unlike other futures contracts that are deemed cleared by the clearinghouse upon trade matching or at the end of the business day, futures contracts arising out of EFPs, EFSs or EFRs may, under various clearinghouse rules, not be deemed accepted by the clearinghouse until the next business day.

Options on Futures Contracts Are More Volatile Than Futures Contracts. The Trading Advisor may trade options on futures contracts. Options are speculative in nature and are highly leveraged. The purchaser of an option risks losing the entire purchase price of the option. The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option. Additionally, the seller and writer of the options lose any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered. Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

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

Institutional Risks. Institutions, such as the brokers, will have custody of the assets of the Partnership. These firms may encounter financial difficulties that impair the operating capabilities or the capital position of the Partnership, the Trading Company or the General Partner. The General Partner and Trading Advisor will attempt to limit its transactions to well-capitalized and established brokers in an effort to mitigate such risks.

Counterparty Risk. The Partnership will be subject to the risk of the inability of counterparties to perform with respect to transactions, particularly uncleared swap and currency forward transactions, whether due to insolvency, bankruptcy or other causes, which could subject the Partnership to substantial losses. In an effort to mitigate such risks, the General Partner and Trading Advisor will attempt to limit transactions to counterparties, which are established, well-capitalized and creditworthy.

Affiliated Parties — Conflicts of Interest. Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage trading advisors to make trading decisions for the Partnership. Since the Trading Advisor is an affiliate of the General Partner, the General Partner has a conflict of interest with respect to its responsibilities to manage the Partnership for the benefit of the Limited Partners, and to prevent violations of the Partnership’s trading policies and to monitor for excessive trading by the Trading Advisor. In addition, the General Partner has a conflict of interest with respect to its responsibility to review the trading performance of the Partnership and a disincentive to terminate the advisory relationship between the Trading Advisor and the Partnership. There have been no arm’s-length negotiations with respect to the management and incentive fees that the Trading Advisor will charge the Trading Company or with respect to the other terms of the advisory agreement entered into with the Trading Advisor.

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

(b) Holders.

As of December 31, 2014, there were 797 holders of Class A Units, 55 holders of Class A-2 Units, 743 holders of Class B Units and 2 holders of Class B-2 Units.

(c) Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the last business day of any calendar month or at such other times as the General Partner may determine. On October 31, 2014, November 30, 2014 and December 31, 2014, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $150,000, $141,750 and $441,000, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $143,370, $538,165 and $160,000, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f) Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2014:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2014	$1,242,984	$278,187	$123,176	$0
November 30, 2014	$801,525	$109,567	$430,830	$0
December 31, 2014	$1,792,261	$161,712	$288,079	$0

TOTAL	$3,836,770	$549,466	$842,085	$0

Item 6. Selected Financial Data

The following is a summary of operations for the fiscal years 2014, 2013, 2012, 2011 and 2010 and total assets of the Partnership at December 31, 2014, 2013, 2012, 2011 and 2010.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenue:*
Total net realized and unrealized gains (losses)	$56,337,563	$(2,597,841)	$(21,610,160)	$(21,507,936)	$74,894,325
Interest income	212,816	302,588	278,092	765,963	423,755
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	5,460,196	8,870,728	13,728,950	14,924,300	11,764,805
Servicing fees	1,918,407	4,507,344	7,001,823	7,631,473	6,045,761
Brokerage commissions	692,601	871,611	806,256	1,094,952	1,680,903
Administrative expenses	1,048,539	1,355,102	1,414,732	1,849,873	532,150
Net income (loss)	$47,430,636	$(17,900,038)	$(44,283,829)	$(46,242,571)	$55,294,461
Total assets	$206,033,379	$215,260,121	$402,082,851	$544,465,499	$482,619,755
Total Partnership capital	$202,024,664	$202,881,618	$379,350,987	$527,665,863	$456,218,363
Net Asset Value per outstanding unit — Class A	$3,506.22	$2,707.82	$2,884.47	$3,163.88	$3,471.25
Net Asset Value per outstanding unit — Class A — Series 2	$3,768.41	$2,874.06	$3,023.40	$3,274.94	$3,548.32
Net Asset Value per outstanding unit — Class B	$3,506.23	$2,707.83	$2,884.48	$3,163.89	$3,471.26
Net Asset Value per outstanding unit — Class B — Series 2	$3,768.48	$2,874.09	$3,023.42	$3,274.95	$3,548.33
Increase (decrease) in Net Asset Value per Class A unit^	$741.76	$(180.42)	$(279.41)	$(307.37)	$418.22
Increase (decrease) in Net Asset Value per Class A — Series 2^	$852.88	$(67.35)	$(251.54)	$(273.38)	$466.40
Increase (decrease) in Net Asset Value per Class B unit^	$744.55	$(195.30)	$(279.41)	$(307.37)	$418.22
Increase (decrease) in Net Asset Value per Class B — Series 2^	$720.96	$598.97	$(251.53)	$(273.38)	$466.40

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year. Prior to 2013, based on change in net asset value per unit from the beginning of year to the end of the year.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with the JPMorgan Chase Bank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other OTC contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

During its operations through December 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

Critical Accounting Policies

The Partnership records its transactions in futures contracts, forward contracts and other derivatives, including related income and expenses, on a trade-date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which the Partnership’s Net Asset Value is being determined. Open forward contracts and other derivatives traded on the interbank market are valued at fair value at their settlement price on the day with respect to which the Partnership’s Net Asset Value is being determined. If the General Partner determines the fair value of an investment cannot be accurately determined pursuant to the foregoing methods, such investment shall be assigned such fair value as the General Partner may determine in its sole discretion.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2014 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2014. The Partnership’s capitalization was $202,024,664 as of December 31, 2014. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2014
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$2,598,110	1.29%
Bonds	$5,917,961	2.93%
Credit	$2,705,691	1.34%
Currencies	$4,860,162	2.41%
Energy	$3,535,898	1.75%
Interest rates	$6,826,426	3.38%
Metals	$1,888,168	0.93%
Stock indices	$6,653,711	3.29%
Total	$34,986,127	17.32%

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

	2014	2013
	31-Dec -14	31-Dec -13
Ending Equity	$202,024,664	$202,881,618

Net assets decreased $856,954 for the year ended December 31, 2014. This decrease was attributable to subscriptions in the amount of $3,190,548, redemptions in the amount of $51,478,138 and net income from operations of $47,430,636.

For the year ended December 31, 2014, the Partnership accrued or paid total expenses of $8,169,377, including $1,918,407 in servicing fees, $5,883,411 in General Partner administrative fees and Trading Advisor management fees, and $367,559 in other expenses. Interest of $212,816 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A-1 Unit increased by $798.40 to $3,506.22. The Net Asset Value of a Class B-1 Unit increased by $798.40 to $3,506.23. The Net Asset Value of a Class A-2 Unit increased by $894.35 to $3,768.41. The Net Asset Value of a Class B-2 Unit increased by $894.39 to $3,768.48.

The Partnership’s investments produced overall noteworthy results in 2014, with particularly strong performance achieved in the fixed-income sector. The key themes that influenced the Partnership’s bond trading were the increasingly accommodative monetary policy of the European Central Bank (“ECB”) as well as the continued interventionist strategies employed by the United States and Japan. In January, existing long positions in French and Italian bond futures, as well as Euro-bund and Canadian contracts, provided the most significant returns. Long Italian and French positions thereafter buoyed the Partnership’s fixed-income results for March in the face of sharp reversals in both the Eurodollar and U.S. Treasury bond markets. Trading profits in the second quarter were similarly driven by the ECB’s accommodative stance relative to the continued stimulus tapering by the United States. As desire for higher yields increased investor demand back to the U.S. and other bond markets in May, the Partnership realized profits from its long U.S. and Australian bond positions. Although a long stake in U.S. Treasuries subsequently produced losses in June, corresponding long positions in European bonds offset these losses with the rallying of European markets. In July and August, the Partnership’s long positions in Europe and the United States generated positive returns as investors sought security in safe-haven assets and Federal Reserve Chair, Janet Yellen, and ECB President, Mario Draghi, respectively noted the commitment of the U.S. to low short-term interest rates and the ECB’s intention to pursue a more active interventionist stance to boost growth and prevent deflation. September and the first part of October subsequently brought notable volatility and losses, but bond trading ultimately ended the year on a strong note. The Partnership generated positive returns in each month of the fourth quarter from its long positions in the rallying Japanese and Canadian bond markets and as its investments proved well-timed to take advantage of the ECB’s first-ever purchases of asset-backed debt, continued deflationary risks, and increased stresses to oil producing countries from falling energy prices.

In contrast to the bond sector, the Partnership’s equity positions generated mixed results in 2014. Investor concern over the withdrawal of U.S. stimulus, the varied strategies of central banks, geopolitical developments and the arrival of lower input prices for energy and raw materials were the major performance drivers during this period. The Partnership started off the year with losses from its long positions as both the European and U.S. equity markets experienced declines and Germany’s DAX Index in particular was subject to sharp reversals due to the uncertainty borne out of the Russian-Ukrainian political conflict. After continuing to create losses in April following the bursting of a mini-stock bubble, equity trading provided substantial gains in the second quarter as the Partnership’s long positions in U.S. and European equities rose in conjunction with the S&P 500’s and the DAX index’s respective climbs to all-time highs. These long positions created losses in the third quarter, however, following the Argentine debt default that prompted a selloff in global equities and comments from Janet Yellen concerning stretched valuations in certain markets. The mixed-results pattern continued in the fourth quarter with its whipsaw market conditions. In October, investor anxiety over the end of the Federal Reserve’s asset purchasing program and the arrival of the first case of Ebola ever recorded in the United States brought a sharp fall in equity prices, which subsequently rebounded in November with the arrival of lower input prices for energy and raw materials. Conversely, lower energy prices and the resulting stresses they engendered for countries dependent on oil revenue prompted a global sell off in equities in December. By mid-month, equities once more rallied, this time on Janet Yellen’s remarks that there would be no upcoming surprises with respect to interest rates. The Partnership sustained losses during this volatile fourth quarter.

Commodity trading produced similarly mixed results. With respect to agriculturals, the Partnership realized modest gains overall with trading in specific months comprising a significant portion of the Partnership’s performance attribution from this sector. In June and July, long cattle and short corn and wheat positions were well-timed to take advantage of record-high futures prices for cattle and the downward trend of grain values which had spiked on earlier concerns over the harsh winter. Reversals in the grain markets, however, as well as in the longer trends seen in cocoa trading produced losses for the Partnership in October. With respect to energies, trading initially contributed modestly to the Partnership’s performance, but by the end of the third quarter, became increasingly profitable as fundamental demand and supply principles, in contrast to global risk appetite, appeared to drive the energy sector more than any other time since the financial crisis. The Partnership’s short positions in oil were particularly profitable during this period as energy prices, already suppressed in October on account of the strengthening U.S. dollar and weaker global growth, plummeted in November with OPEC’s decision to maintain levels of oil production despite the rapid decline in oil prices. The theme of falling energy prices persisted in December and the Partnership’s continued short positions remained favorable. In contrast to the Partnership’s favorable fourth-quarter run in the energy sector, metals trading accounted for a much smaller portion of the Partnership’s 2014 performance attribution and shorts in gold and silver produced losses due to fears of weakening growth and geopolitical instability in the Middle East.

Trading in currencies resulted in positive returns for the Partnership in 2014 with some of the key themes including the continuing growth of the U.S. economy, Europe’s and Japan’s stimulus initiatives and falling oil prices. Although currency trading started off to a slow start, the second half of the year yielded notable gains as short positions taken on the Japanese Yen, Euro, and the currencies of other struggling economies added sizable returns in light of the currencies’ notable depreciation relative to the U.S. dollar.

The interest rates and credit sectors had a minor influence on performance in 2014 and, aside from metals, comprised the sectors with the smallest Partnership allocations.

2013

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

The Net Asset Value of a Class A Unit decreased by $176.65 to $2,707.82. The Net Asset Value of a Class B Unit decreased by $176.65 to $2,707.83. The Net Asset Value of a Class A-2 Unit decreased by $149.34 to $2,874.06. The Net Asset Value of a Class B-2 Unit increased by $149.33 to $2,874.09.

Trading in bonds and short term interest rates started off with losses in January 2013, the main detractors being long positions in U.S. Treasuries, French bonds, Short Sterling and Eurodollar. However, bond trading returned to profitability in February as markets returned to a more cautious state following January’s bullish nature. Safe haven bonds, such as U.S. Treasuries, returned some of the larger gains with returns also coming from emerging market bonds. Long interest rate positions, such as in Eurodollar, Euribor and Short Sterling, further provided positive results because of the relaxed monetary policies of major central banks. In March, bond trading largely continued this positive run due to the portfolio’s long bond holdings. A small portion of the gain, however, was lost via Italian long dated bonds and positions in U.S. Treasuries. In April, a long exposure to fixed income assets including European bonds, U.S. Treasuries and Eurodollar contracts again delivered profits despite a loss on long exposures to Japanese bonds. The Partnership subsequently sustained a loss in May primarily because of its long exposure to U.S. Treasuries, UK gilts and bonds from commodity focused economies. Long exposure to interest rate holdings also incurred a loss following a cut in Eurozone rates. Indeed, Eurodollar, Euribor and Short Sterling contracts all ended May in negative territory. The Partnership continued to post a loss in June on account of its long holdings of U.S. Treasuries, European bonds, and contracts involving Eurodollar, Euribor and Short Sterling. In August, rising yields hurt long exposure to U.S. Treasuries which was one of the largest negatives over the month. Similarly, bond holdings hurt performance in September as short exposure to debt from commodity-focused economies suffered. Long holdings of Italian bonds further delivered a loss with destabilization of the Italian coalition government resulting in heavy selling of the country’s debt. Some performance was recovered via long German and French bonds as higher grade fixed income attracted safe haven inflows from investors. Nevertheless, bond trading ultimately ended the year in December on a sour note as bond prices dropped following the Federal Reserve’s reduction in bond purchasing integral in its quantitative easing policy.

In contrast to bond and interest rate trading, equity positions largely generated positive results for the Partnership in 2013. Equity trading provided noteworthy results in January because of long equity exposure across all regions, including the U.S. and European indices. Such long exposure continued to generate solid performance throughout the year although losses were sustained in U.S. and European stock indices when equities fell out of favor.

With respect to currency trading, short exposure to Japanese Yen provided positive returns in January as the Japanese Yen fell 6% on a trade-weighted basis following the announcement of stimulus and deflation control. Currency trading in February, however, provided mixed results as positive returns from shorting the British pound was offset by losses from short exposure to the U.S. dollar. Continued trading strategies with respect to both the British pound and U.S. dollar produced the opposite effects in the months of March and April. In March, the short exposure to the U.S. dollar largely resulted in positive returns while, in April, short positions in the British pound produced negative returns when the United Kingdom avoided a triple-dip recession. Currency trading became a notable performance detractor in the months following. In July, long exposure to the U.S. dollar suffered due to the U.S.’s continuing accommodative monetary policy. In August, losses were concentrated in long Eurodollar positions as better-than-expected data raised Eurozone interest rate expectations. The losses sustained in September were attributable to long exposure to the U.S. dollar, dollar pairs against emerging-market currencies, and both long and short Euro exposures. Short exposure to Eurodollar and Short Sterling particularly suffered as accommodative monetary policy in the U.S. lowered expectations for interest rates globally.

Commodity trading started off the year generating a gain, largely due to short electricity contracts as milder, wetter weather drove prices down. Long exposure to oil and oil derivatives and short gold exposure also returned positive numbers. Energy trading took a hit in February though, with all positions contributing to the loss. Long positions in crude oil, crude oil by-products, and base metals followed the same theme. In March, the commodity allocations also delivered negative performance on the whole, driven predominantly by a long exposure to energy markets. Exposure to crude oil and its derivatives caused the greatest losses as the portfolio was long at the start of the period and suffered as oil prices fell. The portfolio’s exposure was subsequently reduced, and thus, did not participate in some of the upward movement towards the end of the period. Although some profits were obtained through a short allocation to both precious and base metals in April, exposure to wheat and corn detracted from these gains. Conversely, agricultural trading in May posted a gain primarily through long soybeans and short sugar positions. Energies produced slightly negative returns in May with long natural gas adding a loss that short electricity and coat contacts partially offset. In June, short metals added a notable gain as prices of both base and precious metals fell sharply. The reverse was true in July when Chinese growth figures pushed up the price of base metals and precious metals also rose. Short positions in agriculturals similarly generated a loss from increased prices in cocoa, coffee and soya. Commodity trading in August produced mixed results as early gains from long exposures were lost after increased industrial production in China hurt short positions in base metals. September provided similarly mixed results. While short exposure to precious metals suffered losses, agricultural holdings produced positive results overall. High Midwest temperatures threatened to damage soy bean crops and resulted in strong returns from long exposures to soy beans. Short corn positions further turned out to be profitable from larger-than-expected stockpiles of corn. Returns on energy trades were mixed as Middle East tensions created profit on long holdings of crude oil and oil prices subsequently dropped. Commodity trading in October also produced a loss as volatility in energy markets caused difficulties for directional trading. In contrast, short metal holdings generated positive gains in November after the price of gold and aluminum dropped throughout the month. Long soy bean holdings additionally helped performance as U.S. export demand increase. In the month of December, long crude oil holdings weighed the most on commodity trading profitability after Western countries and Iran reached an agreement over Iran’s nuclear program. The Partnership, however, still benefited from short positions on canola and wheat which sold off strongly through the month. Trading on metals produced mixed results in December.

The credit sector provided mixed performance results in 2013. Short exposure to European and U.S. credit default protection initially captured gains in January as the cost of default insurance fell, but subsequently, created losses after the cost of European default protection rose. The Partnership did achieve positive gains in the credit sector during the fourth quarter, however, after credit markets continued to tighten to post-crisis lows.

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

In equities trading, performance was negative for the month of January. As a general theme, profits from long positions in U.S. indices were outweighed by shorts in Asian bourses. The stock sector led returns in February; however, as the increased market confidence benefited a broad long positioning. Long exposure to stock indices added gains in March via U.S. and Japanese indices. The strongest returns came from long positions in the NASDAQ 100 and S&P 500 as each rose 4.2% and 3.1% respectively on the back of a flurry of positive new from the U.S. In April, the stock sector provided losses as broad long exposure suffered from the fall in global equities over the first half of the month. Losses were spread across regions, although U.S., German and Japanese indices were the main detractors. A general long exposure to stocks struggled in May as investors sold off risky assets. Stocks experienced volatility following elections in Europe and a plethora of negative news flows such as banking woes in Spain, JP Morgan’s trading loss and China’s slower growth. Exposure to stocks and energies hurt performance in June. Within stocks, exposure to European and U.S. equities returned losses. Stocks surged in June after EU leaders pleasantly surprised investors by announcing that they had agreed new steps to support the EU’s troubled members. After a volatile few months, stock trading detracted from performance in November. A long stance to U.S. indices generated losses, despite the S&P 500 and NASDAQ 100 rising 0.3% and 1.1% respectively, as losses incurred during the first half of November were not subsequently recouped. Amid the uncertainty, AHL returned a net profit in December to finish the year on a positive note. A broadly long exposure to equities was the main driver of performance, particularly from Japanese and other Asian Pacific index positions, as stocks benefitted from a well-received change of governing party in Japan, which was seen to be increasing the probability of new policies being adopted to stimulate Japanese growth.

Trading in bonds and short-term interest rates produced returns in January. Long positions in U.S. Treasuries made up the majority of bond sector gains in January as prices jumped following the unexpected announcement by the Federal Reserve that interest rates would be held at near zero until at least 2014. In February, long exposure to fixed income assets dragged on performance as investors increasingly sought riskier assets during the month. Exposure to fixed income assets weighed on performance in March as safe haven assets fell out of favor. In bonds, long holdings of U.S. Treasuries detracted the most from returns in March as prices fell following positive economic comments by the Federal Reserve which led to reduced expectations for further quantitative easing. Long-side exposure to bonds provided positive performance in April as investors increased their demand in the uncertain environment. German sovereign bonds were the main driver as general risk aversion, anxiety over unending Eurozone bailouts and less than encouraging economic indicator data added to demand for bonds. In May, long exposure to bonds largely drove performance as investors increasingly flocked to “safe haven” assets. In particular, positions in German bonds, U.S. Treasuries and UK Gilts proved well placed. A long exposure to the fixed income sector benefited in June from periods of increased demand for perceived safe haven assets as investors sought to preserve capital amid heightened risk aversion. However, some gains were given back in June as investors participated in the rally in risk assets during mid-period and at month-end. In July, the long exposure to bonds and interest rates drove performance as the deteriorating economic picture spurred investors to prioritize capital preservation over growth. However, some gains were given back towards the month end and in August, long exposure to bonds continued to struggle as investors sold out of safe haven assets. In September, long exposure to bonds added to performance, with Italian and Japanese bonds being the most profitable. Bond holdings were negative in October as a result of long exposure to U.S. Treasures, UK Gilts and bonds from commodity-focused economies. However, some gains were recovered by long exposure to French and Italian bonds. Long holdings of interest rate contracts also hurt performance over the period; notable detractors were Euribor and Eurodollar. Fixed income exposure also struggled in December as profits from long European and emerging market bonds were offset by losses from long positions in U.S. Treasuries and Canadian bonds, in particular, as a result of U.S. fiscal cliff negotiations.

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

In currencies, long U.S. dollar exposure in January offset profits elsewhere in the sector as the greenback fell 1.3% on a trade-weighted basis after signs of an economic recovery in the U.S. boosted investor risk appetite and saw the ‘safe-haven’ currency sell-off for much of the month. Long AUD/JPY proved the leading trade in February as the Australian dollar rallied after interest rates were left unchanged and hawkish Reserve Bank of Australia minutes led markets to revise their flat interest rate expectations. Whilst the U.S. dollar ended the month of February flat on a trade weighted basis, some short U.S. dollar pairs still added gains as increased risk appetite meant the greenback generally lost ground to emerging market and commodity-linked currencies. Trading in currencies added to losses overall in March, however. Short exposure to the U.S. dollar suffered after the greenback rallied on better-than-expected U.S. jobs and housing data. The currency sector contributed excellent returns in July, with short Euro pairs proving profitable after the ECB cut interest rates. In August, currency trading detracted the most from performance due to a lack of clear trends. Both long and short U.S. dollar exposures ended with modest losses, while euro trading posted losses from general short positioning. A short stance in commodities weighed on returns, as prices were supported by weakness in the U.S. dollar. Currency trading was up in September driven by short U.S. dollar pairs which generated profits as news of QE3 put downward pressure on the U.S. dollar. However, returns in September were pegged back as short euro positions suffered a loss across a host of currencies, with the single currency rising 1% on a trade-weighted basis. Currency trading added a small negative return in October. Short exposure to the U.S. dollar (against commodity-linked currencies in particular) drove the losses as it rose 0.6% on a trade-weighted basis. On a positive note, currency pairs of long Asian currencies and short U.S. dollar added gains. Currency trading continued to gain in November. Short U.S. dollar positions (especially against emerging market and commodity-linked currencies) were the main return drivers. Additional gains came from short positions in the Japanese Yen against the U.S. and Australian dollar. The Yen declined -3.3% on a trade-weighted basis, driven partly by the prospects of elections, expectations that the Bank of Japan may ease monetary policy aggressively and deterioration in Japan’s balance of payments. Currency trading proved rewarding in December, with short U.S. dollar (especially against emerging market currencies) and short Japanese Yen trades (particularly against USD, AUD, GBP and Euro) leading returns. U.S. fiscal cliff negotiations weighed on the U.S. dollar, whilst the Japanese Yen weakened amid expectations of aggressive easing by Shinzo Abe’s new government.

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

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2014. During 2014, the Partnership’s average capitalization was $184,337,947.

Fiscal Year 2014

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,065,335	1.66%	$3,505,989	$2,598,110
Bonds	$5,751,665	3.12%	$6,509,766	$4,517,993
Credit	$3,153,749	1.71%	$7,124,706	$671,564
Currencies	$5,091,968	2.76%	$5,369,137	$4,842,023
Energy	$3,196,630	1.73%	$3,535,898	$2,848,646
Interest rates	$6,531,261	3.54%	$9,186,362	$3,602,167
Metals	$1,954,477	1.06%	$2,707,026	$1,548,161
Stock indices	$8,124,890	4.41%	$11,240,974	$6,653,711
Total	$36,869,975	19.99%	$49,179,858	$27,282,375

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2014.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2013. During 2013, the Partnership’s average capitalization was $270,915,352.

Fiscal Year 2013

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$5,123,780	1.89%	$5,652,391	$4,390,033
Bonds	$5,516,490	2.04%	$9,431,432	$3,450,619
Credit	$22,715,307	8.38%	$31,707,590	$11,540,544
Currencies	$8,570,188	3.16%	$10,401,509	$7,275,703
Energy	$3,734,364	1.38%	$5,526,865	$2,813,362
Interest rates	$6,447,738	2.38%	$13,093,653	$1,775,744
Metals	$3,402,790	1.26%	$3,867,306	$2,907,879
Stock indices	$13,229,346	4.88%	$17,543,294	$8,104,285
Total	$68,740,003	25.37%	$97,224,040	$42,258,169

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the General Partner manages the Partnership’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2014 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Mexican Peso, Swedish Krona, Colombian Peso and Australian Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2014, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. The Partnership’s metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2014.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2014, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2014.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2014 and 2013. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014
Interest income (expense)*	61,165	50,050	37,816	63,785
Net Realized and Unrealized Gains (Losses)*	23,425,830	16,536,931	20,127,865	(3,753,063)
Expenses**	(2,391,747)	(2,149,482)	(2,162,153)	(2,416,361)
Net Income (Loss)	21,095,248	14,437,499	18,003,528	(6,105,639)
Net Income (Loss) Per Unit of Partnership Interest — Class A	359.37	241.22	280.70	(85.64)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	396.24	269.09	307.94	(81.88)
Net Income (Loss) Per Unit of Partnership Interest — Class B	361.08	241.35	280.73	(85.81)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	397.49	268.65	301.22	(79.03)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2013	2013	2013
Interest income (expense)*	90,499	108,348	53,104	50,637
Net Realized and Unrealized Gains (Losses)*	16,763,540	(14,888,917)	(17,606,627)	13,134,163
Expenses**	3,084,814	3,598,561	4,232,952	4,688,458
Net Income (Loss)	13,769,225	(18,379,130)	(21,786,475)	8,496,342
Net Income (Loss) Per Unit of Partnership Interest — Class A	161.52	(180.53)	(206.78)	64.65
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	179.53	(182.11)	(208.37)	77.47
Net Income (Loss) Per Unit of Partnership Interest — Class B	158.16	(180.53)	(206.79)	64.65
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	183.81	(179.93)	(208.34)	77.46

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the financial reporting of the Partnership. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America. The General Partner’s internal control over financial reporting includes those policies and procedures that:

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2014, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president of the General Partner and Mr. Shiraz Kajee is the senior managing fund accountant of the General Partner who serves as the Partnership’s principal financial officer and chief accounting officer. Their biographies are set forth below.

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

Shiraz Kajee, born February 1980, joined the General Partner in September 2012 and has served as its Principal Financial Officer since January 2013. Mr. Kajee is the Head of US Finance for Man responsible for Accounting, Financial Reporting, Tax, and Treasury. Prior to joining Man in 2012, Mr. Kajee was a VP in Finance for Goldman Sachs from 2010 to 2012. Previously, Mr. Kajee was a Senior VP in Finance at Citigroup. He began his career as an auditor for Ernst & Young in 2003. Mr. Kajee has an MS in Accounting and a BBA in International Finance from Baruch College. His professional designations include CPA, CGMA and FinOp.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a, b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Promoters and Control Persons

Not applicable.

(h) Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 452 5th Ave., 27th Floor, New York, NY 10018 or by calling: (212) 649-6600 (ask for the Chief Legal Officer).

(i) Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Shiraz Kajee, a senior managing fund accountant for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Kajee is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c) Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2014, the General Partner’s interest in the Partnership was valued at $653,467 which constituted 0.3% of total partners’ capital.

As of December 31, 2014, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $5,883,411 for the year ended December 31, 2014. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2014. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $1,918,407 in servicing fees for the year ended December 31, 2014. The General Partner’s interest in the Partnership earned net income of $148,800 for year ended December 31, 2014.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services provided by Ernst & Young, LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership and the Trading Company’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2014 and 2013 were approximately $213,100 and $210,000, respectively.

(2) Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young, LLP for the years ended December 31, 2014 and 2013.

(3) Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance services for the years ended December 31, 2014 and 2013 were approximately $134,000 and $424,000, respectively.

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 31, 2010 with the Partnership’s Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

Title with
Signature	General Partner	Date

/s/ Eric Burl Eric Burl	President (Principal Executive Officer)	March 31, 2015

/s/ Shiraz Kajee Shiraz Kajee	As Principal Financial and Chief Accounting Officer of the Registrant	March 31, 2015

(Being the principal executive officer, and the principal financial officer and chief accounting officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 31, 2015

By	/s/ Eric Burl
Eric Burl
President

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2014 and 2013, the results of its operations, the changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Chicago, Illinois

March 31, 2015

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2014 AND 2013

	2014		2013
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$202,024,664		$202,881,618
Due from Man-AHL Diversified Trading Company L.P.	3,211,055		12,263,503
Cash	797,660		115,000

Total assets	$206,033,379		$215,260,121

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$2,242,048		$11,208,131
Subscriptions received in advance	797,660		115,000
Management fees payable	495,882		521,567
Servicing fees payable	166,664		264,689
Accrued expenses and other liabilities	306,461		269,116

Total liabilities	4,008,715		12,378,503

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at December 31, 2014 and 2013)	653,467		504,667
Limited Partners - Class A Series 1 (38,626.17 and 51,137.49 units outstanding at December 31, 2014 and 2013, respectively)	135,431,809		138,471,344
Limited Partners - Class A Series 2 (5,116.21 and 6,110.49 units outstanding at December 31, 2014 and 2013, respectively)	19,279,996		17,561,929
Limited Partners - Class B Series 1 (13,238.31 and 16,990.84 units outstanding at December 31, 2014 and 2013, respectively)	46,416,540		46,008,333
Limited Partners - Class B Series 2 (64.44 and 116.68 units outstanding at December 31, 2014 and 2013, respectively)	242,852		335,345

Total partners’ capital	202,024,664		202,881,618

Total liabilities and partners’ capital	$206,033,379		$215,260,121

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,506.22		$2,707.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,768.41		$2,874.06

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,506.23		$2,707.83

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,768.48	*	$2,874.09

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$212,816	$302,588	$278,092
Brokerage commissions	(692,601)	(871,611)	(806,256)
Other expenses	(257,765)	(530,325)	(430,160)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(737,550)	(1,099,348)	(958,324)

PARTNERSHIP EXPENSES:
Management fees	5,460,196	8,870,728	13,728,950
Servicing fees	1,918,407	4,507,344	7,001,823
Administration fees	423,215	441,817	601,761
Professional fees	242,803	225,000	242,571
Other expenses	124,756	157,960	140,240

Total partnership expenses	8,169,377	14,202,849	21,715,345

Net investment loss	(8,906,927)	(15,302,197)	(22,673,669)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	50,159,478	(8,414,260)	(14,121,623)
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	6,178,085	5,816,419	(7,488,537)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	56,337,563	(2,597,841)	(21,610,160)

NET INCOME (LOSS)	$47,430,636	$(17,900,038)	$(44,283,829)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$741.76	$(180.42)	$(279.41)*

CLASS A Series 2	$852.88	$(67.35)	$(251.54)*

CLASS B Series 1	$744.55	$(195.30)	$(279.41)*

CLASS B Series 2	$720.96	$598.97	$(251.53)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	43,056.60	74,164.11

CLASS A Series 2	5,530.77	8,516.29

CLASS B Series 1	14,396.92	23,404.35

CLASS B Series 2	78.68	1,043.52

*	Based on change in net asset value per unit from the beginning of the year to the end of the year.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

Subscriptions	1,827,850	610	—	—	—	—	1,362,698	449	—	—	3,190,548	1,059
Redemptions	(36,656,169)	(13,122)	—	—	(2,999,033)	(994)	(11,673,718)	(4,202)	(149,218)	(53)	(51,478,138)	(18,371)
Net income	31,788,784	—	148,800	—	4,717,100	—	10,719,227	—	56,725	—	47,430,636	—

PARTNERS’ CAPITAL
December 31, 2014	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

Subscriptions	7,410,526	2,558	—	—	3,000,000	1,037	3,248,001	1,137	—	—	13,658,527	4,732
Redemptions	(114,422,486)	(41,153)	—	—	(18,150,602)	(5,936)	(30,893,164)	(11,265)	(8,761,606)	(2,685)	(172,227,858)	(61,039)
Net income (loss)	(13,347,680)	—	(32,923)	—	(573,557)	—	(4,570,910)	—	625,032	—	(17,900,038)	—

PARTNERS’ CAPITAL
December 31, 2013	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

PARTNERS’ CAPITAL
January 1, 2012	$356,053,748	112,537	$589,665	186	$51,848,998	15,832	$105,727,713	33,417	$13,445,739	4,106	$527,665,863	166,078

Subscriptions	38,089,856	12,444	—	—	4,825,000	1,565	14,631,579	4,734	467,000	145	58,013,435	18,888
Redemptions	(104,703,476)	(35,248)	—	—	(19,780,518)	(6,388)	(33,016,653)	(11,032)	(4,543,835)	(1,449)	(162,044,482)	(54,117)
Net loss	(30,609,144)	—	(52,075)	—	(3,607,392)	—	(9,118,233)	—	(896,985)	—	(44,283,829)	—

PARTNERS’ CAPITAL
December 31, 2012	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,430,636	$(17,900,038)	$(44,283,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(3,191,974)	(13,659,020)	(58,013,705)
Sales of investments in Man-AHL Diversified Trading Company L.P.	68,701,389	195,937,770	171,288,930
Net gain (loss) on trading activities and net investment loss allocated from investments in Man-AHL Diversified Trading Company L.P.	(55,600,013)	3,697,189	22,568,484
Changes in assets and liabilities:
Management fees payable	(25,685)	(444,357)	(319,861)
Servicing fees payable	(98,025)	(227,316)	(164,886)
Accrued expenses and other liabilities	37,345	(14,182)	30,525

Net cash provided by operating activities	57,253,673	167,390,046	91,105,658

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,873,208	12,856,686	51,429,841
Payments on redemptions	(60,444,221)	(181,093,523)	(149,074,438)

Net cash used in financing activities	(56,571,013)	(168,236,837)	(97,644,597)

NET INCREASE (DECREASE) IN CASH	682,660	(846,791)	(6,538,939)

CASH - Beginning of year	115,000	961,791	7,500,730

CASH - End of year	$797,660	$115,000	$961,791

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

2.    SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

At December 31, 2014 and 2013, the Partnership owned 15,219.21 and 20,694.54 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2014 and 2013 was 85.24% and 84.82%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2014, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2014, 2013 and 2012, no incentive fees were earned by the Advisor.

The Partnership paid a monthly servicing fee to MII in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The Partnership also paid a monthly servicing fee to MII, in an amount equal to 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. Effective February 1, 2014, the servicing fee to MII was reduced to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2014, 2013 and 2012. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

3.    LIMITED PARTNERSHIP AGREEMENT

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the number of units held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital subscription and net profits or losses, if any.

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

The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01% of the net aggregate capital subscriptions of all partners, or $500,000. The market value of the general partner investment fell below $500,000 during the first quarter of 2014 due to market fluctuations which were reversed in subsequent quarters.

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2014, 2013 and 2012.

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

5.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the years ended December 31, 2014, 2013 and 2012:

	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1 2014	Series 2 2014	Series 1 2014	Series 2 2014	Series 1 2013	Series 2 2013	Series 1 2013	Series 2 2013	Series 1 2012	Series 2 2012	Series 1 2012	Series 2 2012
Per unit operating performance:
Beginning net asset value	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42	$3,163.88	$3,274.94	$3,163.89	$3,274.95

Income (loss) from investment operations:
Net investment loss	(144.79)	(114.64)	(144.89)	(114.58)	(148.55)	(119.21)	(148.32)	(125.42)	(152.05)	(119.35)	(152.32)	(118.89)
Net realized and unrealized gains (losses) on trading activities	943.19	1,008.99	943.29	1,008.97	(28.10)	(30.13)	(28.33)	(23.91)	(127.36)	(132.19)	(127.09)	(132.64)

Total income
(loss) from investment operations	798.40	894.35	798.40	894.39	(176.65)	(149.34)	(176.65)	(149.33)	(279.41)	(251.54)	(279.41)	(251.53)

Ending net asset value	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.06%	3.77%	5.06%	3.82%	5.36%	4.11%	5.36%	4.19%	5.12%	3.87%	5.13%	3.85%

Total expenses	5.06%	3.77%	5.06%	3.82%	5.36%	4.11%	5.36%	4.19%	5.12%	3.87%	5.13%	3.85%

Net investment loss	(4.94)%	(3.66)%	(4.94)%	(3.70)%	(5.26)%	(4.01)%	(5.25)%	(4.12)%	(5.06)%	(3.81)%	(1.72)%	(3.79)%

Total return:
Total return before incentive fees	29.48%	31.12%	29.48%	31.12%	(6.12)%	(4.94)%	(6.12)%	(4.94)%	(8.83)%	(7.68)%	(8.83)%	(7.68)%

Total return after incentive fees	29.48%	31.12%	29.48%	31.12%	(6.12)%	(4.94)%	(6.12)%	(4.94)%	(8.83)%	(7.68)%	(8.83)%	(7.68)%

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.    SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2014 through the date of filing, limited partner subscriptions totaled $4,014,537, and limited partner redemptions totaled $3,667,592.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2014 and 2013, the results of its operations, the changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Chicago, Illinois

March 31, 2015

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$12,721,046	$9,757,518
Net unrealized trading gains on open forward contracts	3,006,750	885,769
Net unrealized trading gains on open swap agreements	3,714,799	12,520,347
Premiums paid on credit default swap agreements	2,536,277	3,357,116
Due from brokers	23,052,854	43,649,109

Total equity in trading accounts	45,031,726	70,169,859
Cash and cash equivalents	197,017,472	200,653,548
Interest receivable	5,240	31,670

Total assets	$242,054,438	$270,855,077

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open swap agreements	$633,071	$8,936,971
Premiums received on credit default swap agreements	—	5,175,526
Redemptions payable	4,215,389	17,453,462
Accrued expenses and other liabilities	209,504	103,473

Total liabilities	5,057,964	31,669,432

PARTNERS’ CAPITAL:
Limited Partners (17,853.76 and 24,397.67 units outstanding at December 31, 2014 and December 31, 2013, respectively)	236,996,474	239,185,645

Total partners’ capital	236,996,474	239,185,645

Total liabilities and partners’ capital	$242,054,438	$270,855,077

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$13,274.32	$9,803.63

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2014 AND 2013

	2014		2013
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(613,799)	(0.3)%	$(378,972)	(0.2)%
Currencies	1,454,938	0.6	(250,642)	(0.1)
Energy	(1,029,666)	(0.4)	180,567	0.1
Indices	1,366,946	0.6	7,850,513	3.3
Interest Rates	4,536,253	1.9	(1,418,192)	(0.6)
Metals	(785,568)	(0.3)	(18,266)	(0.0)

Total futures contracts - long	4,929,104	2.1	5,965,008	2.5

FUTURES CONTRACTS - Short:
Agricultural	2,680,187	1.1	1,409,672	0.6
Currencies	(15,334)	(0.0)	27,532	0.0
Energy	4,432,307	1.8	75,410	0.0
Indices	81,369	0.0	1,216,943	0.5
Interest Rates	(53,211)	(0.0)	609,658	0.3
Metals	666,624	0.3	453,295	0.2

Total futures contracts - short	7,791,942	3.2	3,792,510	1.6

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$12,721,046	5.3%	$9,757,518	4.1%

FORWARD CONTRACTS - Long:
Australian dollars	$(786,668)	(0.3)%	$(639,768)	(0.2)%
British pounds	(316,880)	(0.1)	1,005,261	0.4
Euro	(6,102,903)	(2.6)	323,916	0.1
Gold bullion	(3,629)	(0.0)	5,336	0.0
Japanese yen	(1,067,450)	(0.5)	(1,521,183)	(0.6)
New Zealand dollars	(11,436)	(0.0)	(141,605)	(0.1)
Other	(8,835,524)	(3.7)	(184,265)	(0.1)

Total forward contracts - long	(17,124,490)	(7.2)	(1,152,308)	(0.5)

FORWARD CONTRACTS - Short:
Australian dollars	1,618,863	0.7	619,919	0.3
British pounds	430,058	0.2	(849,091)	(0.3)
Euro	7,108,295	3.0	(275,708)	(0.1)
Gold bullion	56,875	0.0	449,803	0.2
Japanese yen	331,972	0.1	2,678,558	1.1
New Zealand dollars	(170,623)	(0.0)	79,803	0.0
Other	10,755,800	4.5	(665,207)	(0.3)

Total forward contracts - short	20,131,240	8.5	2,038,077	0.9

NET UNREALIZED TRADING GAINS ON OPEN FORWARD CONTRACTS	$3,006,750	1.3%	$885,769	0.4%

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $3,362,617 and $20,241,913, respectively)	$116,063	0.0%	$(26,328,625)	(11.0)%
Interest rate swaps	(6,358,892)	(2.6)	15,877,039	6.6

Total swap agreements - long	(6,242,829)	(2.6)	(10,451,586)	(4.4)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $5,898,894 and $18,423,503, respectively)	(779,303)	(0.3)%	37,081,732	15.5
Interest rate swaps	10,103,860	4.2	(23,046,770)	(9.6)

Total swap agreements - short	9,324,557	3.9	14,034,962	5.9

NET UNREALIZED TRADING GAINS ON OPEN SWAP AGREEMENTS	$3,081,728	1.3%	$3,583,376	1.5%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$18,809,524	7.9%	$14,226,663	6.0%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (continued)

AS OF DECEMBER 31, 2014 AND 2013

The following is a schedule of the investments in which the fair value of the investment is greater than 5% of partners’ capital.

As of December 31, 2014, there are no investments in which the fair value of the investment is greater than 5% of partners’ capital.

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
NET INVESTMENT INCOME:
Interest income	$251,243	$363,965	$344,321

EXPENSES
Brokerage commissions	819,351	1,049,330	995,413
Interest expense - brokers	36,512	424,325	287,378
Administration fees	10,000	10,000	10,000
Professional fees	209,653	153,624	152,348
Other expenses	48,164	50,888	84,218

Total expenses	1,123,680	1,688,167	1,529,357

Net investment loss	(872,437)	(1,324,202)	(1,185,036)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	59,326,465	(9,823,914)	(17,442,354)
Net change in unrealized gains on translation of foreign currency	2,567,195	(584,288)	(293,787)
Net change in unrealized trading gains (losses) on open contracts/agreements	4,582,861	7,811,644	(9,496,995)

Net gain (loss) on trading activities	66,476,521	(2,596,558)	(27,233,136)

NET INCOME (LOSS)	$65,604,084	$(3,920,760)	$(28,418,172)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the year)	$3,230.44	$(106.44)	$(461.12)*

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	20,308.07	36,836.25

*	Based on change in net asset value per unit form the beginning of the year to the end of the year.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398

Subscriptions	3,191,974	286	—	—	3,191,974	286
Redemptions	(70,985,229)	(6,830)	—	—	(70,985,229)	(6,830)
Net income	65,604,084	—	—	—	65,604,084	—

PARTNERS’ CAPITAL - December 31, 2014	$236,996,474	17,854	$—	—	$236,996,474	17,854

PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937

Subscriptions	14,792,733	1,478	—	—	14,792,733	1,478
Redemptions	(228,994,531)	(23,017)	—	—	(228,994,531)	(23,017)
Net loss	(3,920,760)	—	—	—	(3,920,760)	—

PARTNERS’ CAPITAL - December 31, 2013	$239,185,645	24,398	$—	—	$239,185,645	24,398

PARTNERS’ CAPITAL - January 1, 2012	$675,495,416	64,851	$—	—	$675,495,416	64,851

Subscriptions	61,580,328	6,015	—	—	61,580,328	6,015
Redemptions	(251,349,369)	(24,929)	—	—	(251,349,369)	(24,929)
Net loss	(28,418,172)	—	—	—	(28,418,172)	—

PARTNERS’ CAPITAL - December 31, 2012	$457,308,203	45,937	$—	—	$457,308,203	45,937

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65,604,084	$(3,920,760)	$(28,418,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	(4,582,861)	(7,811,644)	9,496,995
Changes in assets and liabilities:
Due from brokers	20,596,255	59,959,273	(60,225,133)
Interest receivable	26,430	(31,670)	6,972
Premiums paid on credit default swap agreements	820,839	—	—
Premiums received on credit default swap agreements	(5,175,526)	1,818,410	—
Accrued expenses and other liabilities	106,031	(24,622)	(22,004)

Net cash provided by (used in) operating activities	77,395,252	49,988,987	(79,161,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,191,974	14,792,733	61,580,328
Payments on redemptions	(84,223,302)	(236,691,331)	(236,454,346)

Net cash used in financing activities	(81,031,328)	(221,898,598)	(174,874,018)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,636,076)	(171,909,611)	(254,035,360)

CASH AND CASH EQUIVALENTS - Beginning of year	200,653,548	372,563,159	626,598,519

CASH AND CASH EQUIVALENTS - End of year	$197,017,472	$200,653,548	$372,563,159

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE YEAR:	$36,512	$424,325	$287,378

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.    ORGANIZATION OF THE TRADING COMPANY

The Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a subsidiary of Man Group plc, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $4,661,626 and $16,906,001 as of December 31, 2014 and 2013, respectively.

Expenses — Expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services.

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

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2014, 2013 and 2012. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.    PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2014, 2013 and 2012.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2014, 2013 and 2012.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use significant market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2014 and 2013, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2014 and 2013, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$16,280,363	$16,280,363	$—	$—
Forward contracts	21,126,846	—	21,126,846	—
Swap agreements	14,164,898	—	14,164,898	—

Total Assets	51,572,107	16,280,363	35,291,744	—

Liabilities
Futures contracts	(3,559,317)	(3,559,317)	—	—
Forward contracts	(18,120,096)	—	(18,120,096)	—
Swap agreements	(11,083,170)	—	(11,083,170)	—

Total Liabilities	(32,762,583)	(3,559,317)	(29,203,266)	—

Net Fair Value	$18,809,524	$12,721,046	$6,088,478	$—

	Fair Value Measurements
Investments	As of December 31, 2013	Level 1	Level 2	Level 3
Assets
Futures contracts	$13,161,532	$13,161,532	$—	$—
Forward contracts	8,431,935	—	8,431,935	—
Swap agreements	62,465,065	—	62,465,065	—

Total Assets	84,058,532	13,161,532	70,897,000	—

Liabilities
Futures contracts	(3,404,014)	(3,404,014)	—	—
Forward contracts	(7,546,166)	—	(7,546,166)	—
Swap agreements	(58,881,689)	—	(58,881,689)	—

Total Liabilities	(69,831,869)	(3,404,014)	(66,427,855)	—

Net Fair Value	$14,226,663	$9,757,518	$4,469,145	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of December 31, 2014 based on the levels assigned at December 31, 2013.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Trading Company seeks to achieve its investment objective by participation in the AHL Diversified Program directed on behalf of the Trading Company by the Advisor. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter markets (“OTC”)). The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculture.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as unrealized trading gains (losses) on open contracts/agreements in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

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

As of December 31, 2014 and 2013, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2014		December 31, 2013
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(527,166)	$200,176,000	$19,549,532	$1,558,937,500
101-250	—	$—	12,453,749	158,044,500
251-350	(193,023)	$18,147,000	5,078,451	123,715,000
350-450	(59,114)	5,000,000	—	—

Total	$(779,303)	$223,323,000	$37,081,732	$1,840,697,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. The credit spread of the underlying indices, derived from the fair value at December 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 356 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2013 of each credit default swap where the Trading Company is a seller, ranged between 54 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of December 31, 2014 the Trading Company posted cash collateral of $1,424,878, and as of December 31, 2013, the Trading Company posted cash collateral of $4,952,334, with respective counterparties of these agreements in the normal course of business. As of December 31, 2014, all open credit default swap agreements on selling protection have a maturity date of December 20, 2019. As of December 31, 2013, the maturity dates for open credit default swaps on selling protection ranged from June 20, 2018 through December 20, 2018.

During the year ended December 31, 2014, the Trading Company traded 424,681 exchange-traded futures contracts and settled 80,482 forward contracts and 6,164 swap agreements. During the year ended December 31, 2013, the Trading Company traded 158,435 exchange-traded futures contracts and settled 58,237 forward contracts and 5,979 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2014, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2014, may differ from the net liability amounts recorded as of December 31, 2014, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. The counterparty credit risk for centrally cleared swaps is generally lower than for OTC swaps because a clearing organization becomes substituted for each counterparty to a centrally cleared swap, and in effect, guarantees the parties’ performance under the agreement as each party to a trade looks only to the clearing organization for performance of financial obligations. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company.

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	December 31, 2014
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,955,092		$(18,105,718)
Metals		171,754		(14,378)

Total open forward contracts		21,126,846		(18,120,096)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,914,084		(847,696)
Currencies		1,525,101		(85,497)
Energy		4,525,430		(1,122,789)
Indices		2,010,981		(562,666)
Interest rates		4,631,776		(148,734)
Metals		672,991		(791,935)

Total open futures contracts		16,280,363		(3,559,317)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		268,780		(932,020)
Interest rates		13,896,118		(10,151,150)

Total open swap agreements		14,164,898		(11,083,170)

Total Derivatives		$51,572,107		$(32,762,583)

	December 31, 2013
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,958,109		$(7,473,578)
Metals		473,826		(72,588)

Total open forward contracts		8,431,935		(7,546,166)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,981,983		(951,283)
Currencies		35,616		(258,726)
Energy		399,933		(143,956)
Indices		9,124,763		(57,307)
Interest rates		1,041,240		(1,849,774)
Metals		577,997		(142,968)

Total open futures contracts		13,161,532		(3,404,014)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,243,040		(26,489,933)
Interest rates		25,222,025		(32,391,756)

Total open swap agreements		62,465,065		(58,881,689)

Total Derivatives		$84,058,532		$(69,831,869)

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2014	2013	2012
Location of loss or gain recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$17,675,018	$(9,623,503)	$(5,431,089)
Metals	(725,630)	5,808,937	(4,836,754)

Net realized trading gains (losses) on closed contracts/agreements	$16,949,388	$(3,814,566)	$(10,267,843)

Currencies	$2,364,843	$(6,114,862)	$(432,712)
Metals	(243,862)	1,490,253	(1,112,818)

Net change in unrealized trading gains (losses) on open contracts/agreements	$2,120,981	$(4,624,609)	$(1,545,530)

Futures contracts
Agricultural	$7,758,998	$2,772,389	$4,586,839
Currencies	7,208,203	(5,734)	5,246,673
Energy	9,342,665	(13,240,736)	(12,828,241)
Indices	(3,378,143)	35,540,074	(7,545,898)
Interest rates	22,107,103	(28,206,331)	16,507,872
Metals	(4,099,667)	(1,311,623)	(15,745,532)

Net realized trading gains (losses) on closed contracts/agreements	$38,939,159	$(4,451,961)	$(9,778,287)

Agricultural	$1,035,688	$797,998	$259,737
Currencies	1,662,714	(665,340)	(1,446,177)
Energy	3,146,664	(362,347)	(36,204)
Indices	(7,619,141)	6,889,861	1,822,904
Interest rates	5,291,576	(422,893)	(5,023,617)
Metals	(553,973)	2,287,148	(3,199,658)

Net change in unrealized trading gains (losses) on open contracts/agreements	$2,963,528	$8,524,427	$(7,623,015)

Swap agreements
Credit default swaps	$8,728,409	$2,606,057	$1,846,547
Interest rate swaps	(1,163,111)	(4,543,624)	—

Net realized trading gains (losses) on closed contracts/agreements	$7,565,298	$(1,937,567)	$1,846,547

Credit default swaps	$(11,416,347)	$11,512,828	$(759,721)
Interest rate swaps	10,914,699	(7,601,002)	431,271

Net change in unrealized trading gains (losses) on open contracts/agreements	$(501,648)	$3,911,826	$(328,450)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2014 and 2013, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2014
Open futures contracts
Credit Suisse	$4,671,620	$(1,099,453)	$3,572,167	$—	$—	$3,572,167
JPMorgan Chase	4,314,694	(597,942)	3,716,752	—	—	3,716,752
Bank of America Merrill Lynch	7,294,049	(1,861,922)	5,432,127	—	—	5,432,127

Total open futures contracts	$16,280,363	$(3,559,317)	$12,721,046	$—	$—	$12,721,046

Open forward contracts
Deutsche Bank	$11,008,775	$(9,425,844)	$1,582,931	$—	$—	$1,582,931
Royal Bank of Scotland	10,118,071	(8,694,252)	1,423,819	—	—	1,423,819

Total open forward contracts	$21,126,846	$(18,120,096)	$3,006,750	$—	$—	$3,006,750

Open swap agreements
Credit Suisse	$193,318	$(193,318)	$—	$—	$—	$—
JPMorgan Chase	3,915,054	(2,476,220)	1,438,834	—	—	1,438,834
Deutsche Bank	7,607,627	(5,331,662)	2,275,965	—	—	2,275,965
Royal Bank of Scotland	2,448,899	(2,448,899)	—	—	—	—

Total open swap agreements	$14,164,898	$(10,450,099)	$3,714,799	$—	$—	$3,714,799

As of December 31, 2013
Open futures contracts
Credit Suisse	$6,395,998	$(1,480,381)	$4,915,617	$—	$—	$4,915,617
JPMorgan Chase	5,281,158	(1,004,751)	4,276,407	—	—	4,276,407
Bank of America Merrill Lynch	1,484,376	(918,882)	565,494	—	—	565,494

Total open futures contracts	$13,161,532	$(3,404,014)	$9,757,518	$—	$—	$9,757,518

Open forward contracts
Deutsche Bank	$4,689,157	$(4,241,771)	$447,386	$—	$—	$447,386
Royal Bank of Scotland	3,742,778	(3,304,395)	438,383	—	—	438,383

Total open forward contracts	$8,431,935	$(7,546,166)	$885,769	$—	$—	$885,769

Open swap agreements
Credit Suisse	$25,882,027	$(13,361,680)	$12,520,347	$—	$—	$12,520,347
JPMorgan Chase	11,361,013	(11,361,013)	—	—	—	—
Royal Bank of Scotland	25,222,025	(25,222,025)	—	—	—	—

Total open swap agreements	$62,465,065	$(49,944,718)	$12,520,347	$—	$—	$12,520,347

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2014
Open futures contracts
Credit Suisse	$1,099,453	$(1,099,453)	$—	$—	$—	$—
JPMorgan Chase	597,942	(597,942)	—	—	—	—
Bank of America Merrill Lynch	1,861,922	(1,861,922)	—	—	—	—

Total open futures contracts	$3,559,317	$(3,559,317)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$9,425,844	$(9,425,844)	$—	$—	$—	$—
Royal Bank of Scotland	8,694,252	(8,694,252)	—	—	—	—

Total open forward contracts	$18,120,096	$(18,120,096)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$749,832	$(193,318)	$556,514	$—	$33,783	$522,731
JPMorgan Chase	2,476,220	(2,476,220)	—	—	—	—
Deutsche Bank	5,331,662	(5,331,662)	—	—	—	—
Royal Bank of Scotland	2,525,456	(2,448,899)	76,557	—	76,557	—

Total open swap agreements	$11,083,170	$(10,450,099)	$633,071	$—	$110,340	$522,731

As of December 31, 2013
Open futures contracts
Credit Suisse	$1,480,381	$(1,480,381)	$—	$—	$—	$—
JPMorgan Chase	1,004,751	(1,004,751)	—	—	—	—
Bank of America Merrill Lynch	918,882	(918,882)	—	—	—	—

Total open futures contracts	$3,404,014	$(3,404,014)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$4,241,771	$(4,241,771)	$—	$—	$—	$—
Royal Bank of Scotland	3,304,395	(3,304,395)	—	—	—	—

Total open forward contracts	$7,546,166	$(7,546,166)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$13,361,680	$(13,361,680)	$—	$—	$—	$—
JPMorgan Chase	13,128,253	(11,361,013)	1,767,240	—	1,767,240	—
Royal Bank of Scotland	32,391,756	(25,222,025)	7,169,731	—	7,169,731	—

Total open swap agreements	$58,881,689	$(49,944,718)	$8,936,971	$—	$8,936,971	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of December 31, 2014
Open swap agreements
Royal Bank of Scotland	$4,551,286

As of December 31, 2013
Open swap agreements
JPMorgan Chase	$2,140,326
Royal Bank of Scotland	5,828,704

6.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
Per unit operating performance:
Beginning net asset value	$9,803.63	$9,955.05	$10,416.17
Income (loss) from investment operations:
Net investment loss	(43.29)	(36.78)	(21.05)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	3,513.98	(114.64)	(440.07)

Total income (loss) from investment operations	3,470.69	(151.42)	(461.12)

Ending net asset value	$13,274.32	$9,803.63	$9,955.05

Ratios to average partners’ capital:
Expenses	0.51%	0.47%	0.27%

Net investment loss	(0.40)%	(0.37)%	(0.21)%

Total return	35.40%	(1.52)%	(4.43)%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2014 through the date of filing, limited partner subscriptions totaled $8,014,537, and limited partner redemptions totaled $3,667,592.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.