Form 10-Q
period 2015-03-31
MAN AHL DIVERSIFIED I LP
filed 2015-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended March 31, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015
	(Unaudited)		December 31, 2014
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$218,619,104		$202,024,664
Due from Man-AHL Diversified Trading Company L.P.	2,509,260		3,211,055
Cash	1,527,300		797,660

Total assets	$222,655,664		$206,033,379

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,482,705		$2,242,048
Subscriptions received in advance	1,527,300		797,660
Management fees payable	534,623		495,882
Servicing fees payable	179,659		166,664
Accrued expenses and other liabilities	312,272		306,461

Total liabilities	4,036,559		4,008,715

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at March 31, 2015 and December 31, 2014)	710,397		653,467
Limited Partners - Class A Series 1 (38,259.15 and 38,626.17 units outstanding at March 31, 2015 and December 31, 2014, respectively)	145,831,491		135,431,809
Limited Partners - Class A Series 2 (4,997.71 and 5,116.21 units outstanding at March 31, 2015 and December 31, 2014, respectively)	20,538,459		19,279,996
Limited Partners - Class B Series 1 (13,451.77 and 13,238.31 units outstanding at March 31, 2015 and December 31, 2014, respectively)	51,273,920		46,416,540
Limited Partners - Class B Series 2 (64.44 units outstanding at March 31, 2015 and December 31, 2014)	264,838		242,852

Total partners’ capital	218,619,105		202,024,664

Total liabilities and partners’ capital	$222,655,664		$206,033,379

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,811.68		$3,506.22

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,109.57		$3,768.41

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,811.69		$3,506.23

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$4,109.64	*	$3,768.48	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$67,974	$63,785
Brokerage commissions	(204,966)	(179,297)
Other expenses	(60,468)	(98,649)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(197,460)	(214,161)

PARTNERSHIP EXPENSES:
Management fees	1,589,967	1,395,195
Servicing fees	534,333	552,230
Administration fees	105,421	105,351
Professional fees	47,889	48,333
Other expenses	31,700	37,306

Total partnership expenses	2,309,310	2,138,415

Net investment loss	(2,506,770)	(2,352,576)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	26,349,101	1,671,806
Net change in unrealized trading losses on open contracts/agreeements and translation of foreign currency	(6,112,139)	(5,424,869)

Net gain (loss) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	20,236,962	(3,753,063)

NET INCOME (LOSS)	$17,730,192	$(6,105,639)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$305.87	$(85.64)

CLASS A Series 2	$345.23	$(81.88)

CLASS B Series 1	$304.52	$(85.81)

CLASS B Series 2	$341.19	$(79.03)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	38,843.98	49,008.86

CLASS A Series 2	5,049.61	6,034.84

CLASS B Series 1	13,410.16	16,377.73

CLASS B Series 2	64.44	111.47

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2015	$135,431,809	38,626	653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230
Subscriptions	2,604,375	700	—	—	50,000	13	1,360,162	369	—	—	4,014,537	1,082
Redemptions	(4,029,081)	(1,067)	—	—	(534,826)	(131)	(586,381)	(155)	—	—	(5,150,288)	(1,353)
Net income	11,824,388	—	56,930	—	1,743,289	—	4,083,599	—	21,986	—	17,730,192	—

PARTNERS’ CAPITAL
March 31, 2015	$145,831,491	38,259	$710,397	186	$20,538,459	4,998	$51,273,920	13,452	$264,838	64	$218,619,105	56,959

PARTNERS’ CAPITAL
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542
Subscriptions	602,600	226	—	—	—	—	188,986	70	—	—	791,586	296
Redemptions	(17,048,447)	(6,421)	—	—	(914,671)	(324)	(5,047,144)	(1,903)	(81,946)	(29)	(23,092,208)	(8,677)
Net loss	(4,181,268)	—	(15,979)	—	(494,152)	—	(1,405,431)	—	(8,809)	—	(6,105,639)	—

PARTNERS’ CAPITAL
March 31, 2014	$117,844,229	44,943	$488,688	186	$16,153,106	5,786	$39,744,744	15,158	$244,590	88	$174,475,357	66,161

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,730,192	$(6,105,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(4,014,537)	(791,586)
Sales of investments in Man-AHL Diversified Trading Company L.P.	8,161,394	29,333,347
Net gain (loss) on trading activities and net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(20,039,502)	3,967,224
Changes in assets and liabilities:
Management fees payable	38,741	(79,738)
Servicing fees payable	12,995	(116,238)
Accrued expenses and other liabilities	5,811	(3,644)

Net cash provided by operating activities	1,895,094	26,203,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,744,177	717,586
Payments on redemptions	(5,909,631)	(26,995,312)

Net cash used in financing activities	(1,165,454)	(26,277,726)

NET INCREASE (DECREASE) IN CASH	729,640	(74,000)
CASH - Beginning of period	797,660	115,000

CASH - End of period	$1,527,300	$41,000

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2015, and the results of its operations for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

At March 31, 2015 and December 31, 2014, the Partnership owned 14,985.86 and 15,219.21 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2015 and December 31, 2014 was 83.72% and 85.24%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2015, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2015 and 2014, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2015 and 2014. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the balance in each partner’s capital account. However, no limited partner is liable for obligations of the Partnership in excess of its capital subscription and net profits or losses, if any.

The Partnership’s units are continuously offered as of the first business day of each month at net asset value, as defined in the Agreement. Limited partners may redeem any or all of their units as of the end of any month at the month-end net asset value per unit on 10 days prior written notice to the General Partner. The Partnership will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Agreement.

The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01% of the net aggregate capital subscriptions of all partners, or $500,000.

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2015 or for the year ended December 31, 2014.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

4.	FINANCIAL GUARANTEES

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. At March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, no liabilities were recorded by the Partnership in relation to these indemnifications.

5.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09

Income (loss) from investment operations:
Net investment loss	(44.76)	(35.25)	(44.73)	(35.16)	(33.83)	(26.75)	(33.73)	(27.24)
Net realized and unrealized gains (losses) on trading activities	350.22	376.41	350.19	376.32	(51.90)	(55.51)	(52.00)	(55.01)

Total income (loss) from investment operations	305.46	341.16	305.46	341.16	(85.73)	(82.26)	(85.73)	(82.25)

Ending net asset value	$3,811.68	$4,109.57	$3,811.69	$4,109.64	$2,622.09	$2,791.80	$2,622.10	$2,791.84

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.02%	3.71%	5.02%	3.70%	5.28%	3.96%	5.26%	4.03%

Total expenses	5.02%	3.71%	5.02%	3.70%	5.28%	3.96%	5.26%	4.03%

Net investment loss	(4.89)%	(3.58)%	(4.89)%	(3.57)%	(5.14)%	(3.83)%	(5.13)%	(3.89)%

Total return[2]:
Total return before incentive fees	8.71%	9.05%	8.71%	9.05%	(3.17)%	(2.86)%	(3.17)%	(2.86)%

Total return after incentive fees	8.71%	9.05%	8.71%	9.05%	(3.17)%	(2.86)%	(3.17)%	(2.86)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2015 through the date of filing, limited partner subscriptions totaled $3,290,640, and limited partner redemptions totaled $498,693.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

STATEMENTS OF FINANCIAL CONDITION (a)

CONDENSED SCHEDULES OF INVESTMENTS (a)

STATEMENTS OF OPERATIONS (b)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (b)

STATEMENTS OF CASH FLOWS (b)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

(a)	At March 31, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended March 31, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$6,351,935	$12,721,046
Net unrealized trading gains on open forward contracts	—	3,006,750
Net unrealized trading gains on open swap agreements	4,161,502	3,714,799
Premiums paid on credit default swap agreements	8,731,056	2,536,277
Due from brokers	37,488,617	23,052,854

Total equity in trading accounts	56,733,110	45,031,726
Cash and cash equivalents	208,746,500	197,017,472
Interest receivable	21,275	5,240

Total assets	$265,500,885	$242,054,438

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,164,202	$—
Net unrealized trading losses on open swap agreements	321,009	633,071
Redemptions payable	2,705,576	4,215,389
Accrued expenses and other liabilities	173,136	209,504

Total liabilities	4,363,923	5,057,964

PARTNERS’ CAPITAL:
Limited Partners (17,900.37 and 17,853.76 units outstanding at March 31, 2015 and December 31, 2014, respectively)	261,136,962	236,996,474

Total partners’ capital	261,136,962	236,996,474

Total liabilities and partners’ capital	$265,500,885	$242,054,438

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,588.36	$13,274.32

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2015 (Unaudited)		December 31, 2014
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(672,187)	(0.3)%	$(613,799)	(0.3)%
Currencies	811,692	0.3	1,454,938	0.6
Energy	(294,757)	(0.1)	(1,029,666)	(0.4)
Indices	1,047,974	0.4	1,366,946	0.6
Interest Rates	3,087,380	1.2	4,536,253	1.9
Metals	(1,541,667)	(0.6)	(785,568)	(0.3)

Total futures contracts - long	2,438,435	0.9	4,929,104	2.1

FUTURES CONTRACTS - Short:
Agricultural	2,064,415	0.7	2,680,187	1.1
Currencies	(119,277)	(0.0)	(15,334)	(0.0)
Energy	1,838,121	0.7	4,432,307	1.8
Indices	441,508	0.2	81,369	0.0
Interest Rates	(41,814)	(0.0)	(53,211)	(0.0)
Metals	(269,453)	(0.1)	666,624	0.3

Total futures contracts - short	3,913,500	1.5	7,791,942	3.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$6,351,935	2.4%	$12,721,046	5.3%

FORWARD CONTRACTS - Long:
Australian dollars	$(2,445,640)	(0.9)%	$(786,668)	(0.3)%
British pounds	(446,051)	(0.2)	(316,880)	(0.1)
Euro	(2,239,257)	(0.9)	(6,102,903)	(2.6)
Gold bullion	(13,410)	(0.0)	(3,629)	(0.0)
Japanese yen	351,912	0.1	(1,067,450)	(0.5)
New Zealand dollars	(386,422)	(0.1)	(11,436)	(0.0)
Other	(2,079,240)	(0.8)	(8,835,524)	(3.7)

Total forward contracts - long	(7,258,108)	(2.8)	(17,124,490)	(7.2)

FORWARD CONTRACTS - Short:
Australian dollars	1,445,889	0.5	1,618,863	0.7
British pounds	474,187	0.2	430,058	0.2
Euro	3,841,192	1.5	7,108,295	3.0
Gold bullion	(69,430)	(0.0)	56,875	0.0
Japanese yen	(294,083)	(0.1)	331,972	0.1
New Zealand dollars	(62,816)	(0.0)	(170,623)	(0.0)
Other	758,967	0.3	10,755,800	4.5

Total forward contracts - short	6,093,906	2.4	20,131,240	8.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,164,202)	(0.4)%	$3,006,750	1.3%

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $9,625,865 and $3,362,617, respectively)	$242,326	0.1%	$116,063	0.0%
Interest rate swaps	(14,982,097)	(5.7)	(6,358,892)	(2.6)

Total swap agreements - long	(14,739,771)	(5.6)	(6,242,829)	(2.6)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $18,356,921 and $5,898,894, respectively)	(682,393)	(0.3)	(779,303)	(0.3)
Interest rate swaps	19,262,657	7.4	10,103,860	4.2

Total swap agreements - short	18,580,264	7.1	9,324,557	3.9

NET UNREALIZED TRADING GAINS ON OPEN SWAP AGREEMENTS	$3,840,493	1.5%	$3,081,728	1.3%

NET UNREALIZED TRADING GAINS ON OPEN CONTRACTS/AGREEMENTS	$9,028,226	3.5%	$18,809,524	7.9%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
NET INVESTMENT INCOME:
Interest income	$81,064	$75,566

EXPENSES
Brokerage commissions	244,445	212,958
Interest expense - brokers	12,659	64,976
Administration fees	2,500	2,500
Professional fees	44,864	37,656
Other expenses	12,094	11,852

Total expenses	316,562	329,942

Net investment loss	(235,498)	(254,376)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	31,426,925	2,024,254
Net change in unrealized gains on translation of foreign currency	2,483,298	246,898
Net change in unrealized trading losses on open contracts/agreements	(9,781,298)	(6,726,993)

Net gain (loss) on trading activities	24,128,925	(4,455,841)

NET INCOME (LOSS)	$23,893,427	$(4,710,217)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,318.10	$(200.65)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	18,127.16	23,475.19

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854
Subscriptions	8,014,537	586	—	—	8,014,537	586
Redemptions	(7,767,476)	(540)	—	—	(7,767,476)	(540)
Net income	23,893,427	—	—	—	23,893,427	—

PARTNERS’ CAPITAL - March 31, 2015	$261,136,962	17,900	$—	—	$261,136,962	17,900

PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398
Subscriptions	791,586	82	—	—	791,586	82
Redemptions	(28,073,103)	(2,903)	—	—	(28,073,103)	(2,903)
Net loss	(4,710,217)	—	—	—	(4,710,217)	—

PARTNERS’ CAPITAL - March 31, 2014	$207,193,911	21,577	$—	—	$207,193,911	21,577

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,893,427	$(4,710,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading losses on open contracts/agreements	9,781,298	6,726,993
Changes in assets and liabilities:
Due from brokers	(14,435,763)	411,229
Interest receivable	(16,035)	1,958
Premiums paid on credit default swap agreements	(6,194,779)	—
Premiums received on credit default swap agreements	—	2,479,901
Accrued expenses and other liabilities	(36,368)	25,625

Net cash provided by operating activities	12,991,780	4,935,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	8,014,537	791,586
Payments on redemptions	(9,277,289)	(34,660,696)

Net cash used in financing activities	(1,262,752)	(33,869,110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,729,028	(28,933,621)
CASH AND CASH EQUIVALENTS - Beginning of period	197,017,472	200,653,548

CASH AND CASH EQUIVALENTS - End of period	$208,746,500	$171,719,927

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$12,659	$64,976

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2015, and the results of its operations for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $10,683,801 and $4,661,626 as of March 31, 2015 and December 31, 2014, respectively.

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

Foreign Currency — All assets and liabilities of the Trading Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign investments are converted at the prevailing rate of exchange on the respective dates of such transactions. The Trading Company does not isolate that portion of gains and losses on investments which is due to changes in foreign exchange rates from that which is due to changes in market prices of the investments. Such changes are included with the net realized and unrealized gains or losses on trading activities.

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all significant tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2015 and 2014. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the balance in each partner’s capital account. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the three months ended March 31, 2015 and the year ended December 31, 2014.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2015 or for the year ended December 31, 2014.

Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at the month-end net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2015 and December 31, 2014, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2015 and December 31, 2014, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$11,132,384	$11,132,384	$—	$—
Forward contracts	11,957,865	—	11,957,865	—
Swap agreements	23,668,992	—	23,668,992	—

Total Assets	46,759,241	11,132,384	35,626,857	—

Liabilities
Futures contracts	(4,780,449)	(4,780,449)	—	—
Forward contracts	(13,122,067)	—	(13,122,067)	—
Swap agreements	(19,828,499)	—	(19,828,499)	—

Total Liabilities	(37,731,015)	(4,780,449)	(32,950,566)	—

Net Fair Value	$9,028,226	$6,351,935	$2,676,291	$—

	Fair Value Measurements
Investments	As of December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$16,280,363	$16,280,363	$—	$—
Forward contracts	21,126,846	—	21,126,846	—
Swap agreements	14,164,898	—	14,164,898	—

Total Assets	51,572,107	16,280,363	35,291,744	—

Liabilities
Futures contracts	(3,559,317)	(3,559,317)	—	—
Forward contracts	(18,120,096)	—	(18,120,096)	—
Swap agreements	(11,083,170)	—	(11,083,170)	—

Total Liabilities	(32,762,583)	(3,559,317)	(29,203,266)	—

Net Fair Value	$18,809,524	$12,721,046	$6,088,478	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of March 31, 2015 based on the levels assigned at December 31, 2014.

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

The periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains on closed contracts/agreements in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) the closing transaction and the Trading Company’s basis in the contract, if any. Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized on the statements of financial condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty or the clearing organization to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

As of March 31, 2015 and December 31, 2014, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2015		December 31, 2014
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(593,497)	$445,351,000	$(527,166)	$200,176,000
101-250	—	—	—	—
251-350	(88,896)	92,424,000	(193,023)	18,147,000
350-450	—	—	(59,114)	5,000,000

Total	$(682,393)	$537,775,000	$(779,303)	$223,323,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. The credit spread of the underlying indices, derived from the fair value at March 31, 2015 of each credit default swap where the Trading Company is a seller, ranged between 50 basis points and 343 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 356 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of March 31, 2015, the Trading Company posted cash collateral of $435,064, and as of December 31, 2014, the Trading Company posted cash collateral of $1,424,878, with respective counterparties of these agreements in the normal course of business. As of March 31, 2015, the maturity dates for open credit default swap agreements on selling protection ranged from December 20, 2019 through June 20, 2020. As of December 31, 2014, all open credit default swap agreements on selling protection have a maturity date of December 20, 2019.

During the three months ended March 31, 2015, the Trading Company traded 72,450 exchange-traded futures contracts and settled 22,838 forward contracts and 2,112 swap agreements. During the three months ended March 31, 2014, the Trading Company traded 111,722 exchange-traded futures contracts and settled 17,644 forward contracts and 1,084 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading losses on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2015, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features may differ from the net liability amounts recorded as of March 31, 2015, and such differences can be material.

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

The following table presents the fair value of the Trading Company’s derivative instruments and statements of financial condition location:

	March 31, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$11,860,146		$(12,643,671)
Metals		97,719		(478,396)

Total open forward contracts		11,957,865		(13,122,067)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,417,670		(1,025,442)
Currencies		824,236		(131,821)
Energy		1,935,288		(391,924)
Indices		2,122,561		(633,079)
Interest rates		3,237,394		(191,828)
Metals		595,235		(2,406,355)

Total open futures contracts		11,132,384		(4,780,449)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		398,054		(838,121)
Interest rates		23,270,938		(18,990,378)

Total open swap agreements		23,668,992		(19,828,499)

Total Derivatives		$46,759,241		$(37,731,015)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,955,092		$(18,105,718)
Metals		171,754		(14,378)

Total open forward contracts		21,126,846		(18,120,096)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,914,084		(847,696)
Currencies		1,525,101		(85,497)
Energy		4,525,430		(1,122,789)
Indices		2,010,981		(562,666)
Interest rates		4,631,776		(148,734)
Metals		672,991		(791,935)

Total open futures contracts		16,280,363		(3,559,317)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		268,780		(932,020)
Interest rates		13,896,118		(10,151,150)

Total open swap agreements		14,164,898		(11,083,170)

Total Derivatives		$51,572,107		$(32,762,583)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2015	2014
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$10,911,671	$(64,310)
Metals	(304,308)	(1,542,754)

Net realized trading gains on closed contracts/agreements	$10,607,363	$(1,607,064)

Currencies	$(3,632,899)	$505,578
Metals	(538,053)	(606,191)

Net change in unrealized trading losses on open contracts/agreements	$(4,170,952)	$(100,613)

Futures contracts
Agricultural	$821,170	$821,391
Currencies	3,398,986	1,307,445
Energy	1,597,598	(1,359,361)
Indices	4,924,823	1,301,553
Interest rates	9,851,825	4,620,519
Metals	723,857	(1,124,028)

Net realized trading gains on closed contracts/agreements	$21,318,259	$5,567,519

Agricultural	$(674,160)	$(729,163)
Currencies	(747,189)	129,982
Energy	(1,859,277)	519,547
Indices	41,167	(8,183,127)
Interest rates	(1,437,476)	928,471
Metals	(1,692,176)	(897,063)

Net change in unrealized trading losses on open contracts/agreements	$(6,369,111)	$(8,231,353)

Swap agreements
Credit default swaps	$883,046	$480,621
Interest rate swaps	2,068,566	(2,474,348)

Net realized trading gains on closed contracts/agreements	$2,951,612	$(1,993,727)

Credit default swaps	$223,173	$(1,155,724)
Interest rate swaps	535,592	2,760,697

Net change in unrealized trading losses on open contracts/agreements	$758,765	$1,604,973

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ receivables and/or payables with collateral held and/or posted and create one single net payment. As of March 31, 2015 and December 31, 2014, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$3,337,258	$(964,109)	$2,373,149	$—	$—	$2,373,149
Credit Suisse	3,699,242	(2,711,197)	988,045	—	—	988,045
JPMorgan Chase	4,095,884	(1,105,143)	2,990,741	—	—	2,990,741

Total open futures contracts	$11,132,384	$(4,780,449)	$6,351,935	$—	$—	$6,351,935

Open forward contracts
Deutsche Bank	$6,368,374	$(6,368,374)	$—	$—	$—	$—
Royal Bank of Scotland	5,589,491	(5,589,491)	—	—	—	—

Total open forward contracts	$11,957,865	$(11,957,865)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$265,908	$(265,908)	$—	$—	$—	$—
Deutsche Bank	13,504,198	(10,890,137)	2,614,061	—	—	2,614,061
JPMorgan Chase	9,335,528	(7,788,087)	1,547,441	—	—	1,547,441
Royal Bank of Scotland	563,358	(563,358)	—	—	—	—

Total open swap agreements	$23,668,992	$(19,507,490)	$4,161,502	$—	$—	$4,161,502

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$7,294,049	$(1,861,922)	$5,432,127	$—	$—	$5,432,127
Credit Suisse	4,671,620	(1,099,453)	3,572,167	—	—	3,572,167
JPMorgan Chase	4,314,694	(597,942)	3,716,752	—	—	3,716,752

Total open futures contracts	$16,280,363	$(3,559,317)	$12,721,046	$—	$—	$12,721,046

Open forward contracts
Deutsche Bank	$11,008,775	$(9,425,844)	$1,582,931	$—	$—	$1,582,931
Royal Bank of Scotland	10,118,071	(8,694,252)	1,423,819	—	—	1,423,819

Total open forward contracts	$21,126,846	$(18,120,096)	$3,006,750	$—	$—	$3,006,750

Open swap agreements
Credit Suisse	$193,318	$(193,318)	$—	$—	$—	$—
Deutsche Bank	7,607,627	(5,331,662)	2,275,965	—	—	2,275,965
JPMorgan Chase	3,915,054	(2,476,220)	1,438,834	—	—	1,438,834
Royal Bank of Scotland	2,448,899	(2,448,899)	—	—	—	—

Total open swap agreements	$14,164,898	$(10,450,099)	$3,714,799	$—	$—	$3,714,799

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$964,109	$(964,109)	$—	$—	$—	$—
Credit Suisse	2,711,197	(2,711,197)	—	—	—	—
JPMorgan Chase	1,105,143	(1,105,143)	—	—	—	—

Total open futures contracts	$4,780,449	$(4,780,449)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$7,052,048	$(6,368,374)	$683,674	$—	$683,674	$—
Royal Bank of Scotland	6,070,019	(5,589,491)	480,528	—	480,528	—

Total open forward contracts	$13,122,067	$(11,957,865)	$1,164,202	$—	$1,164,202	$—

Open swap agreements
Credit Suisse	$480,717	$(265,908)	$214,809	$—	$—	$214,809
Deutsche Bank	10,890,137	(10,890,137)	—	—	—	—
JPMorgan Chase	7,788,087	(7,788,087)	—	—	—	—
Royal Bank of Scotland	669,558	(563,358)	106,200	—	106,200	—

Total open swap agreements	$19,828,499	$(19,507,490)	$321,009	$—	$106,200	$214,809

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$1,861,922	$(1,861,922)	$—	$—	$—	$—
Credit Suisse	1,099,453	(1,099,453)	—	—	—	—
JPMorgan Chase	597,942	(597,942)	—	—	—	—

Total open futures contracts	$3,559,317	$(3,559,317)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$9,425,844	$(9,425,844)	$—	$—	$—	$—
Royal Bank of Scotland	8,694,252	(8,694,252)	—	—	—	—

Total open forward contracts	$18,120,096	$(18,120,096)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$749,832	$(193,318)	$556,514	$—	$33,783	$522,731
Deutsche Bank	5,331,662	(5,331,662)	—	—	—	—
JPMorgan Chase	2,476,220	(2,476,220)	—	—	—	—
Royal Bank of Scotland	2,525,456	(2,448,899)	76,557	—	76,557	—

Total open swap agreements	$11,083,170	$(10,450,099)	$633,071	$—	$110,340	$522,731

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2015
Open forward contracts
Deutsche Bank	$4,176,128
Royal Bank of Scotland	1,201,466

Open swap agreements
Royal Bank of Scotland	$4,035,805

As of December 31, 2014
Open swap agreements
Royal Bank of Scotland	$4,551,286

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. At March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, no liabilities were recorded by the Trading Company in relation to these indemnifications.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Per unit operating performance:
Beginning net asset value	$13,274.32	$9,803.63
Income (loss) from investment operations:
Net investment loss	(13.11)	(10.93)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,327.15	(190.35)

Total income (loss) from investment operations	1,314.04	(201.28)

Ending net asset value	$14,588.36	$9,602.35

Ratios to average partners’ capital[1]:
Expenses	0.51%	0.59%

Net investment loss	(0.38)%	(0.46)%

Total return[2]	9.90%	(2.05)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2015 through the date of filing, limited partner subscriptions totaled $4,040,640, and limited partner redemptions totaled $1,065,598.

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Trading Advisor”). The Trading Advisor also serves as the Partnership’s commodity pool operator. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the counter markets). The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its future results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and swap agreements and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 31, 2015.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2015. The Partnership’s capitalization was $218,619,105 as of March 31, 2015. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$3,915,734	1.79%
Bonds	$5,991,026	2.74%
Credit	$5,875,151	2.69%
Currencies	$6,414,349	2.93%
Energy	$4,908,356	2.25%
Interest rates	$6,305,730	2.88%
Metals	$3,448,993	1.58%
Stock indices	$12,473,804	5.71%
Total	$49,333,143	22.57%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2015:

31-Mar-15
Ending Equity	$218,619,105

Three months ended March 31, 2015:

Net assets increased $16,594,441 for the three months ended March 31, 2015. This increase was attributable to subscriptions in the amount of $4,014,537, redemptions in the amount of $5,150,288 and a net gain from operations of $17,730,192.

Management fees of $1,589,967 and servicing fees of $534,333 were paid or accrued, and interest of $67,974 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the three months ended March 31, 2015.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2015 were $185,010.

The Partnership generated notable gains in January with trading in bonds, currencies, and interest rates providing the largest profits. Fixed income trading proved to be one of the stronger contributors to growth as the Partnership’s long positions in Canadian bonds and U.S. Treasuries were well timed to take advantage of Canada’s surprise cut to its benchmark interest rate and the U.S.’s collapsing bond yields. The Partnership’s long bond exposure was further benefitted by a subsequent announcement from Mario

Draghi of the European Central Bank (the “ECB”) committing the ECB to buy 60 billion Euros per month well into 2016. Although the Partnership sustained minor losses following the Swiss government’s surprise move to unpeg the Swiss franc from the Euro, currency trading remained positive for the month as long dollar positions against the Euro and UK pound each returned sizeable gains. These gains were partially offset by losses on the Partnership’s agricultural positions and stock indices shorts.

February trading provided a minor loss for the Partnership as gains realized from equity and currency trading were slightly outweighed by losses sustained in the fixed income and energy markets. With respect to equity and fixed income trading, strong U.S. employment data instigated a shift in investor demand from U.S. bonds to equities. Although favorable for the Partnership’s long equity positioning, the gains were offset by the Partnership’s long exposure to U.S. Treasuries. These losses were further increased by the Partnership’s short energy positioning as prices for crude oil and related products experienced a substantial increase in a short timeframe. Although gains realized in the foreign currency mitigated these losses, the Partnership ended the month with negative overall performance.

In March, the Partnership posted modest and well-dispersed trading profits despite notable volatility. Energy, bond, and foreign currency trading contributed most to profits while the Partnership’s equity, metals and credit positions provided partially offsetting losses. In the foreign currency markets, the Partnership’s short Brazilian real positions against the U.S. dollar contributed most to the Partnership’s net gain as Brazil became increasingly engulfed in political scandal and economic troubles. Energy trading also brought net positive performance as prices of oil and related products fell back after their earlier rally in February. The Partnership’s long exposure to U.S. and European bonds, though diminished from months past, continued to achieve gains on account of the European Central Bank’s massive asset purchase program and remarks from U.S. Federal Reserve’s Janet Yellen suggesting that U.S. interest rates would rise later than previously expected. Although long trades in crude oil, nickel, soybeans and the S&P 500 each provided losses, the Partnership ended the quarter on a positive note with a net gain.

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

In February, trading in the bond, commodity, and energy markets generated modest overall performance with long positions in Italian bond futures, soybeans, and natural gas contributing most to the positive returns. Long positions in Italian bonds were particularly profitable as demand increased for such bonds in spite of other key bond yields remaining relatively stagnant. On the commodity side, trading results were mixed. Although an unusually cold winter across the eastern half of North America made long exposure to natural gas profitable, short exposure to wheat and sugar offset these gains. A drought in Brazil increased the price of soft commodities such as sugar, and concerns of lower wheat production on account of the harsh U.S. winter drove up prices for wheat. Trading in the currency markets also provided mixed results. While short positions in the Russian Rouble provided positive gains in light of the political turmoil in Ukraine, a slightly weaker U.S. dollar caused losses for the Partnership’s positions in Brazilian real, Korean won and Malaysian ringgit.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2015. As of March 31, 2015, the Partnership’s average capitalization was $218,619,105.

Quarter-Ended March 31, 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,915,734	1.79%	$3,915,734	$3,915,734
Bonds	$5,991,026	2.74%	$5,991,026	$5,991,026
Credit	$5,875,151	2.69%	$5,875,151	$5,875,151
Currencies	$6,414,349	2.93%	$6,414,349	$6,414,349
Energies	$4,908,356	2.25%	$4,908,356	$4,908,356
Interest rates	$6,305,730	2.88%	$6,305,730	$6,305,730
Metals	$3,448,993	1.58%	$3,448,993	$3,448,993
Stock indices	$12,473,804	5.71%	$12,473,804	$12,473,804
Total	$49,333,143	22.57%	$49,333,143	$49,333,143

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2015. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2015.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2015, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2015, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2015, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2015, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2015.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2015, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2015.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended

March 31, 2015. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, certain foreign exchange forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

The Securities Exchange Commissioin (“SEC”) or the CFTC may also require a substantial portion of derivatives transactions that are currently executed on a bilateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives trades are currently subject to these rules, although it is not yet clear when the parallel SEC requirements will go into effect. If the Trading Company decides to become a direct member of one or more of these exchanges or execution facilities, the Trading Company would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On January 1, 2015, February 1, 2015 and March 1, 2015, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $416,500, $1,858,875 and $329,000, respectively. On January 1, 2015, February 1, 2015 and March 1, 2015, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $50,000, $0 and $0, respectively. On January 1, 2015, February 1, 2015 and March 1, 2015, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $330,660, $169,202 and $860,300, respectively. On January 1, 2015, February 1, 2015 and March 1, 2015, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 31, 2015	$1,992,268	$484,826	$28,478	$0
February 28, 2015	$898,589	$0	$263,431	$0
March 31, 2015	$1,138,224	$50,000	$294,472	$0
TOTAL	$4,029,081	$534,826	$586,381	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on March 31, 2011, for the year ended December 31, 2010, with the Partnership’s Annual Report on Form 10-K.

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2014, for the quarterly period ended June 30, 2014, with the Partnership’s Quarterly Report on Form 10-Q.

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified Trading Company L.P., Man Investments (USA) Corp. and AHL Partners LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2015.

Man-AHL Diversified I L.P. (Registrant)

By: Man Investments (USA) Corp. General Partner

By: /s/ Eric Burl
President and Chief Executive Officer

By: /s/ Michael Fagan
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