Form 10-Q
period 2015-06-30
MAN AHL DIVERSIFIED I LP
filed 2015-08-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended June 30, 2015 and 2014 (unaudited) and for the six months ended June 30, 2015 and 2014 (unaudited)
(c)	For the six months ended June 30, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015
	(Unaudited)		December 31, 2014
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$189,469,320		$202,024,664
Due from Man-AHL Diversified Trading Company L.P.	1,803,734		3,211,055
Cash	—		797,660

Total assets	$191,273,054		$206,033,379

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,803,734		$2,242,048
Subscriptions received in advance	—		797,660
Management fees payable	967,499		495,882
Servicing fees payable	325,137		166,664
Accrued expenses and other liabilities	293,906		306,461

Total liabilities	3,390,276		4,008,715

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at June 30, 2015 and December 31, 2014)	619,757		653,467
Limited Partners - Class A Series 1 (37,037.57 and 38,626.17 units outstanding at June 30, 2015 and December 31, 2014, respectively)	123,162,611		135,431,809
Limited Partners - Class A Series 2 (4,963.26 and 5,116.21 units outstanding at June 30, 2015 and December 31, 2014, respectively)	17,850,274		19,279,996
Limited Partners - Class B Series 1 (13,838.65 and 13,238.31 units outstanding at June 30, 2015 and December 31, 2014, respectively)	46,018,364		46,416,540
Limited Partners - Class B Series 2 (64.44 units outstanding at June 30, 2015 and December 31, 2014, respectively)	231,772		242,852

Total partners’ capital	187,882,778		202,024,664

Total liabilities and partners’ capital	$191,273,054		$206,033,379

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,325.34		$3,506.22

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,596.48		$3,768.41

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,325.35		$3,506.23

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,596.55	*	$3,768.48	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$30,477	$37,816	$98,451	$101,601
Other income	60,145	—	60,145	—
Brokerage commissions	(218,055)	(181,730)	(423,021)	(411,837)
Interest expense	(14,893)	—	(14,893)	—
Administration fees	(32,175)	—	(32,175)	—
Other expenses	(41,931)	(59,642)	(102,399)	(107,481)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(216,432)	(203,556)	(413,892)	(417,717)

PARTNERSHIP EXPENSES:
Management fees	1,489,749	1,302,280	3,079,716	2,697,475
Servicing fees	500,639	437,619	1,034,972	989,849
Administration fees	—	104,912	105,421	210,263
Professional fees	25,775	45,000	73,664	93,333
Other expenses	53,690	30,970	85,390	68,276

Total partnership expenses	2,069,853	1,920,781	4,379,163	4,059,196

Net investment loss	(2,286,285)	(2,124,337)	(4,793,055)	(4,476,913)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	(13,497,917)	19,219,205	12,851,184	20,891,011
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(12,056,679)	908,660	(18,168,818)	(4,516,209)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(25,554,596)	20,127,865	(5,317,634)	16,374,802

NET INCOME (LOSS)	$(27,840,881)	$18,003,528	$(10,110,689)	$11,897,889

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(483.45)	$280.70	$(172.42)	$172.86

CLASS A Series 2	$(512.93)	$307.94	$(163.02)	$211.14

CLASS B Series 1	$(488.50)	$280.73	$(193.54)	$173.07

CLASS B Series 2	$(513.13)	$301.22	$(171.93)	$148.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	38,339.10	43,394.58	38,590.15	46,186.21

CLASS A Series 2	4,994.80	5,588.58	5,022.05	5,810.48

CLASS B Series 1	13,737.81	14,530.62	13,574.89	15,449.07

CLASS B Series 2	64.44	75.05	64.44	93.16

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED June 30, 2015, AND 2014

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

Subscriptions	5,401,976	1,451	—	—	50,000	13	3,112,635	843	—	—	8,564,611	2,307
Redemptions	(11,051,270)	(3,039)	—	—	(661,038)	(166)	(883,500)	(242)	—	—	(12,595,808)	(3,447)
Net income (loss)	(6,619,904)	—	(33,710)	—	(818,684)	—	(2,627,311)	—	(11,080)	—	(10,110,689)	—

PARTNERS’ CAPITAL June 30, 2015	$123,162,611	37,038	$619,757	186	$17,850,274	4,963	$46,018,364	13,839	$231,772	64	$187,882,778	56,090

PARTNERS’ CAPITAL January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

Subscriptions	679,100	254	—	—	—	—	317,186	119	—	—	996,286	373
Redemptions	(29,051,169)	(10,751)	—	—	(2,271,635)	(786)	(9,977,130)	(3,675)	(149,218)	(53)	(41,449,152)	(15,265)
Net income (loss)	7,946,845	—	36,673	—	1,226,823	—	2,673,750	—	13,798	—	11,897,889	—

PARTNERS’ CAPITAL June 30, 2014	$118,046,120	40,641	$541,340	186	$16,517,117	5,324	$39,022,139	13,435	$199,925	64	$174,326,641	59,650

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,110,689)	$11,897,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(7,481,220)	(996,286)
Sales of investments in Man-AHL Diversified Trading Company L.P.	15,712,359	51,993,506
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	5,731,526	(15,957,085)
Changes in assets and liabilities:
Management fees payable	471,617	(86,427)
Servicing fees payable	158,473	(118,446)
Accrued expenses and other liabilities	(12,555)	36,322

Net cash provided by operating activities	4,469,511	46,769,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	7,766,951	1,028,286
Payments on redemptions	(13,034,122)	(47,765,759)

Net cash used in financing activities	(5,267,171)	(46,737,473)

NET INCREASE (DECREASE) IN CASH	(797,660)	32,000

CASH - Beginning of period	797,660	115,000

CASH - End of period	$—	$147,000

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

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

From December 31, 2014 through March 31, 2015, Citibank N.A. served as the administrator of the Partnership. As of April 1, 2015, The Bank of New York Mellon assumed the role as the administrator of the Partnership.

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

At June 30, 2015 and December 31, 2014, the Partnership owned 14,726.84 and 15,219.21 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2015 and December 31, 2014 was 84.26% and 85.24%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2015, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the six months ended June 30, 2015, and 2014, no incentive fees were earned by the Advisor.

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

Cash — Cash balances are held with Citibank N.A. and The Bank of New York Mellon.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2015 and 2014. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2015 or the year ended December 31, 2014.

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

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015				For the three months ended June 30, 2014
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,811.68	$4,109.57	$3,811.69	$4,109.64	$2,622.09	$2,791.80	$2,622.10	$2,791.84

Income (loss) from investment operations:
Net investment loss	(41.17)	(31.99)	(40.99)	(32.01)	(34.32)	(27.07)	(34.38)	(27.80)
Net realized and unrealized gains (losses) on trading activities	(445.17)	(481.10)	(445.35)	(481.08)	316.83	337.57	316.88	338.31

Total income (loss) from investment operations	(486.34)	(513.09)	(486.34)	(513.09)	282.51	310.50	282.50	310.51

Ending net asset value	$3,325.34	$3,596.48	$3,325.35	$3,596.55	$2,904.60	$3,102.30	$2,904.60	$3,102.35

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	4.73%	3.45%	4.71%	3.45%	5.10%	3.79%	5.11%	3.91%

Total expenses	4.73%	3.45%	4.71%	3.45%	5.10%	3.79%	5.11%	3.91%

Net investment loss	(4.55)%	(3.28)%	(4.54)%	(3.27)%	(5.01)%	(3.70)%	(5.02)%	(3.82)%

Total return[2]:
Total return before incentive fees	(12.76)%	(12.49)%	(12.76)%	(12.49)%	10.77%	11.12%	10.77%	11.12%

Total return after incentive fees	(12.76)%	(12.49)%	(12.76)%	(12.49)%	10.77%	11.12%	10.77%	11.12%

	For the six months ended June 30, 2015				For the six months ended June 30, 2014
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09

Income (loss) from investment operations:
Net investment loss	(86.09)	(67.24)	(85.69)	(67.08)	(68.39)	(54.01)	(68.43)	(55.93)
Net realized and unrealized gains (losses) on trading activities	(94.79)	(104.69)	(95.19)	(104.85)	265.17	282.25	265.20	284.19

Total income (loss) from investment operations	(180.88)	(171.93)	(180.88)	(171.93)	196.78	228.24	196.77	228.26

Ending net asset value	$3,325.34	$3,596.48	$3,325.35	$3,596.55	$2,904.60	$3,102.30	$2,904.60	$3,102.35

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	4.88%	3.58%	4.86%	3.57%	5.19%	3.87%	5.19%	4.03%

Total expenses	4.88%	3.58%	4.86%	3.57%	5.19%	3.87%	5.19%	4.03%

Net investment loss	(4.73)%	(3.43)%	(4.71)%	(3.42)%	(5.07)%	(3.76)%	(5.08)%	(3.91)%

Total return[2]:
Total return before incentive fees	(5.16)%	(4.56)%	(5.16)%	(4.56)%	7.27%	7.94%	7.27%	7.94%

Total return after incentive fees	(5.16)%	(4.56)%	(5.16)%	(4.56)%	7.27%	7.94%	7.27%	7.94%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2015 through the date of filing, limited partner subscriptions totaled $2,901,624 and limited partner redemptions totaled $1,574,591.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended June 30, 2015 and 2014 (unaudited) and for the six months ended June 30, 2015 and 2014 (unaudited)
(c)	For the six months ended June 30, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015
	(Unaudited)	December 31, 2014
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$—	$12,721,046
Net unrealized trading gains on open forward contracts	845,465	3,006,750
Net unrealized trading gains on open swap agreements	1,393,632	3,714,799
Net premiums paid on credit default swap agreements	—	2,536,277
Due from brokers	37,363,041	23,052,854

Total equity in trading accounts	39,602,138	45,031,726
Cash and cash equivalents	196,843,750	197,017,472
Interest receivable	11,964	5,240

Total assets	$236,457,852	$242,054,438

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$4,518,125	$—
Net unrealized trading losses on open forward contracts	2,054,955	—
Net unrealized trading losses on open swap agreements	2,001,301	633,071
Net premiums received on credit default swap agreements	129,545	—
Redemptions payable	2,729,940	4,215,389
Accrued expenses and other liabilities	164,858	209,504

Total liabilities	11,598,724	5,057,964

PARTNERS’ CAPITAL:
Limited Partners (17,477.57 and 17,853.76 units outstanding at June 30, 2015 and December 31, 2014, respectively)	224,859,128	236,996,474

Total partners’ capital	224,859,128	236,996,474

Total liabilities and partners’ capital	$236,457,852	$242,054,438

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$12,865.58	$13,274.32

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2015 (Unaudited)		December 31, 2014
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$1,313,350	0.6	$(613,799)	(0.3)
Currencies	13,565	0.0	1,454,938	0.6
Energy	(41,678)	0.0	(1,029,666)	(0.4)
Indices	(2,236,344)	(1.0)	1,366,946	0.6
Interest Rates	447,466	0.2	4,536,253	1.9
Metals	—	0.0	(785,568)	(0.3)

Total futures contracts - long	(503,641)	(0.2)	4,929,104	2.1

FUTURES CONTRACTS - Short:
Agricultural	(3,854,476)	(1.7)	2,680,187	1.1
Currencies	(5,844)	0.0	(15,334)	0.0
Energy	(249,959)	(0.1)	4,432,307	1.8
Indices	304,008	0.1	81,369	0.0
Interest Rates	(646,381)	(0.3)	(53,211)	0.0
Metals	438,168	0.2	666,624	0.3

Total futures contracts - short	(4,014,484)	(1.8)	7,791,942	3.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$(4,518,125)	(2.0)	$12,721,046	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$(472,382)	(0.2)	$(786,668)	(0.3)
British pounds	(43,939)	0.0	(316,880)	(0.1)
Euro	(1,614,329)	(0.7)	(6,102,903)	(2.6)
Gold bullion	(364,277)	(0.2)	(3,629)	0.0
Japanese yen	438,150	0.2	(1,067,450)	(0.5)
New Zealand dollars	(174,028)	(0.1)	(11,436)	0.0
Other	(2,767,766)	(1.2)	(8,835,524)	(3.7)

Total forward contracts - long	(4,998,571)	(2.2)	(17,124,490)	(7.2)

FORWARD CONTRACTS - Short:
Australian dollars	547,371	0.2	1,618,863	0.7
British pounds	(815,924)	(0.4)	430,058	0.2
Euro	1,074,311	0.6	7,108,295	3.0
Gold bullion	728,245	0.3	56,875	0.0
Japanese yen	(583,646)	(0.3)	331,972	0.1
New Zealand dollars	769,514	0.3	(170,623)	0.0
Other	2,069,210	1.0	10,755,800	4.5

Total forward contracts - short	3,789,081	1.7	20,131,240	8.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,209,490)	(0.5)	$3,006,750	1.3

SWAP AGREEMENTS - Long:

Credit default swaps - centrally cleared (upfront premiums received $3,370,751 and $3,362,617, respectively)	$53,276	0.0	$116,063	0.0
Interest rate swaps	4,977,536	2.2	(6,358,892)	(2.6)

Total swap agreements - long	5,030,812	2.2	(6,242,829)	(2.6)

SWAP AGREEMENTS - Short:

Credit default swaps - centrally cleared (upfront premiums paid $3,241,206 and $5,898,894, respectively)	(646,305)	(0.3)	(779,303)	(0.3)
Interest rate swaps	(4,992,176)	(2.2)	10,103,860	4.2

Total swap agreements - short	(5,638,481)	(2.5)	9,324,557	3.9

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$(607,669)	(0.3)	$3,081,728	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$(6,335,284)	(2.8)	$18,809,524	7.9

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

NET INVESTMENT INCOME:
Interest income	$36,306	$45,045	$117,370	$120,611
Other income	72,665	—	72,665	—

Total investment income	$108,971	$45,045	$190,035	$120,611

EXPENSES
Brokerage commissions	259,920	216,481	504,365	489,663
Interest expense	17,927	19,445	30,586	24,197
Administration fees	42,907	2,500	45,407	5,000
Professional fees	38,250	37,656	83,114	75,312
Other expenses	8,059	11,467	20,153	23,319

Total expenses	367,063	287,549	683,625	617,491

Net investment income (loss)	(258,092)	(242,504)	(493,590)	(496,880)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading losses on closed contracts/agreements and foreign currency transactions	(16,077,566)	22,925,451	15,349,359	24,949,705
Net change in unrealized losses on translation of foreign currency	994,826	41,728	3,478,124	288,626
Net change in unrealized trading losses on open contracts/agreements	(15,363,510)	1,037,522	(25,144,808)	(5,689,471)

Net gain (loss) on trading activities	(30,446,250)	24,004,701	(6,317,325)	19,548,860

NET INCOME (LOSS)	$(30,704,342)	$23,762,197	$(6,810,915)	$19,051,980

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(1,714.94)	$1,146.36	$(378.07)	$862.31

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	17,904.06	20,728.40	18,014.99	22,094.21

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854

Subscriptions	11,751,115	848	—	—	11,751,115	848
Redemptions	(17,077,546)	(1,224)	—	—	(17,077,546)	(1,224)
Net loss	(6,810,915)	—	—	—	(6,810,915)	—

PARTNERS’ CAPITAL - June 30, 2015	$224,859,128	17,478	$—	—	$224,859,128	17,478

PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398

Subscriptions	996,286	102	—	—	996,286	102
Redemptions	(54,380,324)	(5,452)	—	—	(54,380,324)	(5,452)
Net loss	19,051,980	—	—	—	19,051,980	—

PARTNERS’ CAPITAL - June 30, 2014	$204,853,587	19,048	$—	—	$204,853,587	19,048

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,810,915)	$19,051,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading gains on open contracts/agreements	25,144,808	5,689,471
Changes in assets and liabilities:
Due from brokers	(14,310,187)	10,508,704
Interest receivable	(6,724)	3,275
Net premiums paid on credit default swap agreements	2,536,277	—
Net premiums received on credit default swap agreements	129,545	(7,732,320)
Accrued expenses and other liabilities	(44,646)	16,037

Net cash provided by operating activities	6,638,158	27,537,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	11,751,115	996,286
Payments on redemptions	(18,562,995)	(61,950,454)

Net cash used in financing activities	(6,811,880)	(60,954,168)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,722)	(33,417,021)

CASH AND CASH EQUIVALENTS - Beginning of period	197,017,472	200,653,548

CASH AND CASH EQUIVALENTS - End of period	$196,843,750	$167,236,527

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE PERIOD:	$30,586	$24,197

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The Trading Company has engaged Man Investments Limited, a company organized under the Laws of the United Kingdom, to manage the foreign currency forward trading component of the AHL Diversified Program, at no additional cost to the Trading Company. The personnel of Man Investments Limited responsible for implementing the foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

From December 31, 2014 through March 31, 2015, Citibank N.A. served as the administrator of the Trading Company. As of April 1, 2015, The Bank of New York Mellon assumed the role as the administrator of the Trading Company.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse (“CS”), JPMorgan Chase (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank (“DB”), Bank of America Merrill Lynch (“ML”) and HSBC. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $28,081,149 and $4,661,626 as of June 30, 2015 and December 31, 2014, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America, and BNP Paribas. As of June 30, 2015, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A..

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2015 and 2014. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2015, and the year ended December 31, 2014.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2015 and June 30, 2014.

Partner contributions occur as of the first business day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at net asset value per unit on 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2015 and December 31, 2014, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2015 and December 31, 2014, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$3,407,254	$3,407,254	$—	$—
Forward contracts	10,341,109	—	10,341,109	—
Swap agreements	16,046,663	—	16,046,663	—

Total Assets	29,795,026	3,407,254	26,387,772	—

Liabilities
Futures contracts	(7,925,379)	(7,925,379)	—	—
Forward contracts	(11,550,599)	—	(11,550,599)	—
Swap agreements	(16,654,332)	—	(16,654,332)	—

Total Liabilities	(36,130,310)	(7,925,379)	(28,204,931)	—

Net Fair Value	$(6,335,284)	$(4,518,125)	$(1,817,159)	$—

	Fair Value Measurements
Investments	As of December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$16,280,363	$16,280,363	$—	$—
Forward contracts	21,126,846	—	21,126,846	—
Swap agreements	14,164,898	—	14,164,898	—

Total Assets	51,572,107	16,280,363	35,291,744	—

Liabilities
Futures contracts	(3,559,317)	(3,559,317)	—	—
Forward contracts	(18,120,096)	—	(18,120,096)	—
Swap agreements	(11,083,170)	—	(11,083,170)	—

Total Liabilities	(32,762,583)	(3,559,317)	(29,203,266)	—

Net Fair Value	$18,809,524	$12,721,046	$6,088,478	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of June 30, 2015 based on the levels assigned at December 31, 2014.

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

Futures contracts, forward contracts and swap agreements are recorded on the trade date. Upon entering into futures contracts, forward contracts and swap agreements, the Trading Company may be required to deposit cash or collateral with the brokers. Gains or losses are realized when contracts are matured or closed. Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition.

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains (losses) on closed contracts/agreements in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement.

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

As of June 30, 2015 and December 31, 2014, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2015		December 31, 2014
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(361,678)	$(90,000,000)	$(527,166)	$200,176,000
101-250	—	—	—	—
251-350	(123,683)	(5,000,000)	(193,023)	18,147,000
351-450	(160,944)	(15,000,000)	(59,114)	5,000,000

Total	$(646,305)	$(110,000,000)	$(779,303)	$223,323,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2015 and December 31, 2014, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2015 of each credit default swap where the Trading Company is a seller, ranged between 70 basis points and 355 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 356 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of June 30, 2015 the Trading Company posted cash collateral of $2,233,113, and as of December 31, 2014, the Trading Company posted cash collateral of $1,424,878, with respective counterparties of these agreements in the normal course of business. As of June 30, 2015, the maturity date for all open credit default swap agreements on selling protection was June 20, 2020. As of December 31, 2014, all open credit default swap agreements on selling protection have a maturity date of December 20, 2019.

During the quarter ended June 30, 2015, the Trading Company traded 78,310 exchange-traded futures contracts and settled 37,659 forward contracts and 1,891 swap agreements. During the six months ended June 30, 2015, the Trading Company traded 150,760 exchange-traded futures contracts and settled 60,497 forward contracts and 4,003 swap agreements. During the quarter ended June 30, 2014, the Trading Company traded 115,555 exchange-traded futures contracts and settled 16,968 forward contracts and 1,806 swap agreements. During the six months ended June 30, 2014, the Trading Company traded 227,277 exchange-traded futures contracts and settled 34,612 forward contracts and 2,890 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2015, the OTC contracts subject to such trigger events in a net liability position were the interest rate swaps and credit default swaps. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2015, may differ from the net liability amounts recorded as of June 30, 2015, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. The counterparty credit risk for centrally cleared swaps is generally lower than for OTC swaps because a clearing organization becomes substituted for each counterparty to a centrally cleared swap, and in effect, guarantees the parties’ performance under the agreement as each party to a trade looks only to the clearing organization for performance of financial obligations. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company. As of June 30, 2015 and December 31, 2014, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	June 30, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$8,395,734		$(9,969,192)
Metals		1,945,375		(1,581,407)

Total open forward contracts		10,341,109		(11,550,599)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,795,684		(4,336,810)
Currencies		13,565		(5,844)
Energy		166,702		(458,339)
Indices		472,964		(2,405,300)
Interest rates		520,171		(719,086)
Metals		438,168		—

Total open futures contracts		3,407,254		(7,925,379)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		106,986		(700,015)
Interest rates		15,939,677		(15,954,317)

Total open swap agreements		16,046,663		(16,654,332)

Total Derivatives		$29,795,026		$(36,130,310)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,955,092		$(18,105,718)
Metals		171,754		(14,378)

Total open forward contracts		21,126,846		(18,120,096)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,914,084		(847,696)
Currencies		1,525,101		(85,497)
Energy		4,525,430		(1,122,789)
Indices		2,010,981		(562,666)
Interest rates		4,631,776		(148,734)
Metals		672,991		(791,935)

Total open futures contracts		16,280,363		(3,559,317)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		268,780		(932,020)
Interest rates		13,896,118		(10,151,150)

Total open swap agreements		14,164,898		(11,083,170)

Total Derivatives		$51,572,107		$(32,762,583)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts
Currencies	$(9,694,670)	$2,453,587	$1,217,001	$2,389,277
Metals	(1,720,573)	160,267	(2,024,881)	(1,382,487)

Net realized trading gains (losses) on closed contracts/agreements	$(11,415,243)	$2,613,854	$(807,880)	$1,006,790

Currencies	$423,950	$(289,616)	$(3,208,949)	$215,962
Metals	549,190	(817,330)	11,137	(1,423,521)

Net change in unrealized trading gains (losses) on open contracts/agreements	$973,140	$(1,106,946)	$(3,197,812)	$(1,207,559)

Futures contracts
Agricultural	$(434,453)	$899,174	$386,717	$1,720,565
Currencies	(104,312)	718,000	3,294,675	2,025,445
Energy	(2,198,773)	(2,284,242)	(601,175)	(3,643,603)
Indices	2,385,604	5,063,810	7,310,426	6,365,363
Interest rates	(4,260,003)	4,994,685	5,591,822	9,615,204
Metals	(42,430)	(1,722,550)	681,427	(2,846,578)

Net realized trading gains (losses) on closed contracts/agreements	$(4,654,367)	$7,668,877	$16,663,892	$13,236,396

Agricultural	$(4,064,452)	$1,876,045	$(4,738,612)	$1,146,882
Currencies	(18,308)	830,402	(765,497)	960,384
Energy	(2,114,028)	793,875	(3,973,305)	1,313,422
Indices	(2,930,267)	1,309,004	(2,889,100)	(6,874,123)
Interest rates	(3,547,777)	2,736,053	(4,985,253)	3,664,524
Metals	315,632	1,161,238	(1,376,544)	264,175

Net change in unrealized trading gains (losses) on open contracts/agreements	$(12,359,200)	$8,706,617	$(18,728,311)	$475,264

Swap agreements
Credit default swaps	$(2,155,332)	$12,172,325	$(1,272,286)	$12,652,946
Interest rate swaps	1,798,658	719,965	3,867,224	(1,754,383)

Net realized trading gains (losses) on closed contracts/agreements	$(356,674)	$12,892,290	$2,594,938	$10,898,563

Credit default swaps	$213,011	$(10,366,114)	$436,184	$(11,521,838)
Interest rate swaps	(4,190,461)	3,803,965	(3,654,869)	6,564,662

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,977,450)	$(6,562,149)	$(3,218,685)	$(4,957,176)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2015 and December 31, 2014, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
ASSETS
As of June 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,869,577	$(1,869,577)	$—	$—	$—	$—
Credit Suisse	348,791	(348,791)	—	—	—	—
JPMorgan Chase	1,188,886	(1,188,886)	—	—	—	—

Total open futures contracts	$3,407,254	$(3,407,254)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$1,010,226	$(1,010,226)	$—	$—	$—	$—
Deutsche Bank	3,353,293	(3,353,293)	—	—	—	—
HSBC	653,359	(653,359)	—	—	—	—
Royal Bank of Scotland	5,324,232	(4,478,767)	845,465	—	—	845,465

Total open forward contracts	$10,341,110	$(9,495,645)	$845,465	$—	$—	$845,465

Open swap agreements
Credit Suisse	$48,002	$(48,002)	$—	$—	$—	$—
Deutsche Bank	11,868,957	(10,475,325)	1,393,632	1,030,410	—	363,222
JPMorgan Chase	4,129,704	(4,129,704)	—	—	—	—

Total open swap agreements	$16,046,663	$(14,653,031)	$1,393,632	$1,030,410	$—	$363,222

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$7,294,049	$(1,861,922)	$5,432,127	$—	$—	$5,432,127
Credit Suisse	4,671,620	(1,099,453)	3,572,167	—	—	3,572,167
JPMorgan Chase	4,314,694	(597,942)	3,716,752	—	—	3,716,752

Total open futures contracts	$16,280,363	$(3,559,317)	$12,721,046	$—	$—	$12,721,046

Open forward contracts
Deutsche Bank	$11,008,775	$(9,425,844)	$1,582,931	$—	$—	$1,582,931
Royal Bank of Scotland	10,118,071	(8,694,252)	1,423,819	—	—	1,423,819

Total open forward contracts	$21,126,846	$(18,120,096)	$3,006,750	$—	$—	$3,006,750

Open swap agreements
Credit Suisse	$193,318	$(193,318)	$—	$—	$—	$—
Deutsche Bank	7,607,627	(5,331,662)	2,275,965	—	—	2,275,965
JPMorgan Chase	3,915,054	(2,476,220)	1,438,834	—	—	1,438,834
Royal Bank of Scotland	2,448,899	(2,448,899)	—	—	—	—

Total open swap agreements	$14,164,898	$(10,450,099)	$3,714,799	$—	$—	$3,714,799

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
LIABILITIES
As of June 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$3,772,193	$(1,869,577)	$1,902,616	$—	$1,902,616	—
Credit Suisse	1,283,632	(348,791)	934,841	—	934,841	—
JPMorgan Chase	2,869,554	(1,188,886)	1,680,668	—	1,680,668	—

Total open futures contracts	$7,925,379	$(3,407,254)	$4,518,125	$—	$4,518,125	—

Open forward contracts
Credit Suisse	$1,425,731	$(1,010,226)	$415,505	$—	$415,505	—
Deutsche Bank	4,383,703	(3,353,293)	1,030,410	1,030,410	—	—
HSBC	1,262,399	(653,359)	609,040	—	609,040	—
Royal Bank of Scotland	4,478,767	(4,478,767)	—	—	—	—

Total open forward contracts	$11,550,600	$(9,495,645)	$2,054,955	$1,030,410	$1,024,545	—

Open swap agreements
Credit Suisse	$409,172	$(48,002)	$361,170	$—	$361,170	—
Deutsche Bank	10,475,325	(10,475,325)	—	—	—	—
JPMorgan Chase	5,769,835	(4,129,704)	1,640,131	—	1,640,131	—

Total open swap agreements	$16,654,332	$(14,653,031)	$2,001,301	$—	$2,001,301	—

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$1,861,922	$(1,861,922)	$—	$—	$—	$—
Credit Suisse	1,099,453	(1,099,453)	—	—	—	—
JPMorgan Chase	597,942	(597,942)	—	—	—	—

Total open futures contracts	$3,559,317	$(3,559,317)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$9,425,844	$(9,425,844)	$—	$—	$—	$—
Royal Bank of Scotland	8,694,252	(8,694,252)	—	—	—	—

Total open forward contracts	$18,120,096	$(18,120,096)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$749,832	$(193,318)	$556,514	$—	$33,783	$522,731
Deutsche Bank	5,331,662	(5,331,662)	—	—	—	—
JPMorgan Chase	2,476,220	(2,476,220)	—	—	—	—
Royal Bank of Scotland	2,525,456	(2,448,899)	76,557	—	76,557	—

Total open swap agreements	$11,083,170	$(10,450,099)	$633,071	$—	$110,340	$522,731

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Manual
(i)
Additional Collateral Pledged
LIABILITIES
As of June 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$5,369,698
Credit Suisse	$7,625,608
JP Morgan Chase	$5,918,179

Open forward contracts
HSBC	$1,623,695

As of December 31, 2014
Open swap agreements
Royal Bank of Scotland	$4,551,286

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Per unit operating performance:
Beginning net asset value	$14,588.36	$9,602.35	$13,274.32	$9,803.63

Income (loss) from investment operations:
Net investment loss	(14.51)	(11.80)	(27.65)	(22.79)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(1,708.27)	1,164.29	(381.09)	974.00

Total income (loss) from investment operations	(1,722.78)	1,152.49	(408.74)	951.21

Ending net asset value	$12,865.58	$10,754.84	$12,865.58	$10,754.84

Ratios to average partners’ capital[1]:
Expenses	0.59%	0.55%	0.55%	0.57%

Net investment gain/(loss)	(0.42)%	(0.47)%	(0.40)%	(0.46)%

Total return[2]	(11.81)%	12.00%	(3.08)%	9.70%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2015 through the date of filing, limited partner subscriptions totaled $3,301,624, and limited partner redemptions totaled $4,002,864.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank N.A., and The Bank of New York Mellon, and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and swap agreements and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 31, 2015.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2015. The Partnership’s capitalization was $187,882,778 as of June 30, 2015. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,570,889	1.37%
Bonds	$2,359,833	1.26%
Credit	$563,289	0.30%
Currencies	$8,014,125	4.27%
Energy	$2,716,390	1.45%
Interest rates	$3,633,402	1.93%
Metals	$2,171,783	1.16%
Stock indices	$5,281,603	2.80%
Total	$27,311,314	14.54%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2015:

30-June-15
Ending Equity	$187,882,778

Six months ended June 30, 2015:

Net assets decreased by $14,141,886 for the six months ended June 30, 2015. This decrease was attributable to subscriptions in the amount of $8,564,611, redemptions in the amount of $12,595,808 and a net loss from operations of $10,110,689.

Management fees of $3,079,716 and servicing fees of $1,034,972 were paid or accrued, and interest of $98,451 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2015.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2015 were $264,475.

Three months ended June 30, 2015: Net assets decreased $30,736,327 for the three months ended June 30, 2015. This decrease was attributable to subscriptions in the amount of $4,550,074, redemptions in the amount of $7,445,520 and a net loss from operations of $27,840,881.

Management Fees of $1,489,749 and servicing fees of $500,639 were paid or accrued, and interest of $30,477 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2015.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2015 were $79,465.

The Partnership began the second quarter in April with modest losses as gains derived from stock and commodity trading were outweighed by the Partnership’s losses in the bond and currency markets. Of the month’s positive performance, equity trading served as a primary driver as long positions in Hang Seng and H-share futures were well placed to take advantage of the buoyant equity markets in Hong Kong and China. Long exposure to base metals such as aluminum similarly proved profitable on account of the resurgent Chinese market, and continuing shorts in grains such as wheat and corn provided gains due to sustained downward pressure on these commodities. With respect to the Partnership’s bond trading, however, strong swings in the German bonds market produced negative returns which were further increased by unprofitable short positions in Australian bonds. Although gains realized from the Partnership’s swaps in Thailand and China helped mitigate these losses, currency trading also proved unprofitable for the Partnership as long U.S. dollar positions against many G10 markets became costly with the Euro retracing nearly 6% from its prior lows. The Partnership’s positions in the currencies of emerging markets was more evenly split as longs in Russian Roubles yielded positive gains while shorts in the Brazilian Real created losses.

May trading resulted in another month of net losses for the Partnership with its fixed income positions continuing to serve as the loss leader and commodities and currency trading further contributing to the month’s negative results. Uncertainty surrounding the Greek debt crisis weighed heavily on the Eurozone market as yields increased throughout the region and resulted in the Partnership’s long positions in Italian bonds and Swedish swaps producing losses. Commodities trading similarly resulted in negative returns as profits from short coffee positions were more than offset by a sharp reversal in base metals which had previously experienced a rallying of prices in the months prior. This was particularly the case with the Partnership’s long exposure to zinc whose 3-month forward prices had rallied more than 20% since March but fell back around 10% in May due to weaker demand and a better supply from China. The Partnership’s energy positions provided more mixed results as trading in the European power markets, particularly in Scandinavia, proved successful while the Partnership sustained losses on its crude oil positions. Currency trading generated modest losses despite the Partnership realizing substantial gains from its short exposure to the Japanese Yen against the U.S. dollar and its long positions in British Pound against the Japanese Yen.

The Partnership generated a notable loss in June as whipsaw-like conditions in the agricultural and equity markets provided a difficult trading environment for the Partnership’s trend-following approach. These conditions particularly hurt the Partnership’s short positions in agricultural commodities, including corn, wheat, soybeans and soymeal, as mid-month heavy rains and flooding across the U.S. growing region hurt crops and quickly reversed the steady price decline which had taken place during the first part of the year. The equity markets were similarly subject to sharp reversals as the continuing failure of Greece and its negotiators to reach a resolution to the Greek debt crisis produced spikes in volatility in a number of regions and hurt the Partnership’s long positions. Although certain metal positions, particularly shorts in aluminum and palladium, helped to mitigate these losses, the Partnership’s currency trading also proved unprofitable in the face of increased volatility from a weakening U.S. dollar which quickly rebounded on the failure of the Greek negotiations in June.

Three months ended March 31, 2015

The Partnership generated notable gains in January with trading in bonds, currencies, and interest rates providing the largest profits. Fixed income trading proved to be one of the stronger contributors to growth as the Partnership’s long positions in Canadian bonds and U.S. Treasuries were well timed to take advantage of Canada’s surprise cut to its benchmark interest rate and the U.S.’s collapsing bond yields. The Partnership’s long bond exposure was further benefitted by a subsequent announcement from Mario Draghi of the European Central Bank (the “ECB”) committing the ECB to buy 60 billion Euros per month well into 2016. Although the Partnership sustained minor losses following the Swiss government’s surprise move to unpeg the Swiss franc from the Euro, currency trading remained positive for the month as long dollar positions against the Euro and British Pound each returned sizeable gains. These gains were partially offset by losses on the Partnership’s agricultural positions and stock indices shorts.

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

Three months ended March 31, 2014

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

The fair value of the Partnership’s futures and forward positions and swap agreements does not have any optionality component. However, the General Partner may also trade commodity options on behalf of the Partnership. The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2015. As of June 30, 2015, the Partnership’s average capitalization was $203,250,942.

Quarter-Ended June 30, 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,243,312	1.60%	$3,915,735	$2,570,889
Bonds	$4,175,430	2.05%	$5,991,027	$2,359,832
Credit	$3,219,220	1.58%	$5,875,151	$563,289
Currencies	$7,214,237	3.55%	$8,014,125	$6,414,350
Energies	$3,812,373	1.88%	$4,908,357	$2,716,390
Interest rates	$4,969,566	2.45%	$6,305,731	$3,633,402
Metals	$2,810,388	1.38%	$3,448,993	$2,171,783
Stock indices	$8,877,704	4.37%	$12,473,804	$5,281,603
Total	$38,322,230	18.86%	$50,932,923	$25,711,538

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2015. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2015.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2015, by market sector:

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2015, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, British Pound, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus British Pound, British Pound versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2015, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2015, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2015.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2015, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2015.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended

June 30, 2015. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

The Securities and Exchange Commission (the “SEC”) or the CFTC may also require a substantial portion of derivatives transactions that are currently executed on a bilateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives trades are currently subject to these rules, although it is not yet clear when the parallel SEC requirements will go into effect. If the Trading Company decides to become a direct member of one or more of these exchanges or execution facilities, the Trading Company would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On April 1, 2015, May 1, 2015 and June 1, 2015, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $771,600, $1,627,000 and $399,001, respectively. On April 1, 2015, May 1, 2015 and June 1, 2015, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On April 1, 2015, May 1, 2015 and June 1, 2015, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $754,700, $130,865 and $866,908, respectively. On April 1, 2015, May 1, 2015 and June 1, 2015, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2015:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 30, 2015	$1,257,755	$0	$66,138	$0
May 31, 2015	$4,266,769	$30,000	$21,125	$0
June 30, 2015	$1,497,665	$96,212	$209,856	$0
TOTAL	$7,022,189	$126,212	$297,119	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2015, for the quarterly period ended June 30, 2015, with the Partnership’s Quarterly Report on Form 10-Q.

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified Trading Company L.P., Man Investments (USA) Corp. and AHL Partners LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2015.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp. General Partner

By: /s/ Eric Burl
President and Principal Executive Officer

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