Form 10-Q
period 2015-09-30
MAN AHL DIVERSIFIED I LP
filed 2015-11-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended September 30, 2015 and 2014 (unaudited) and for the nine months ended September 30, 2015 and 2014 (unaudited)
(c)	For the nine months ended September 30, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (Unaudited)		December 31, 2014
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$203,931,867		$202,024,664
Due from Man-AHL Diversified Trading Company L.P.	1,832,379		3,211,055
Cash	—		797,660

Total assets	$205,764,246		$206,033,379

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,832,379		$2,242,048
Subscriptions received in advance	—		797,660
Management fees payable	496,585		495,882
Servicing fees payable	167,213		166,664
Accrued expenses and other liabilities	215,162		306,461

Total liabilities	2,711,339		4,008,715

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at September 30, 2015 and December 31, 2014)	672,586		653,467
Limited Partners - Class A Series 1 (37,114.83 and 38,626.17 units outstanding at September 30, 2015 and December 31, 2014, respectively)	133,939,821		135,431,809
Limited Partners - Class A Series 2 (4,948.31 and 5,116.21 units outstanding at September 30, 2015 and December 31, 2014, respectively)	19,374,099		19,279,996
Limited Partners - Class B Series 1 (13,551.61 and 13,238.31 units outstanding at September 30, 2015 and December 31, 2014, respectively)	48,905,280		46,416,540
Limited Partners - Class B Series 2 (41.15 and 64.44 units outstanding at September 30, 2015 and December 31, 2014, respectively)	161,121		242,852

Total partners’ capital	203,052,907		202,024,664

Total liabilities and partners’ capital	$205,764,246		$206,033,379

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,608.80		$3,506.22

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,915.30		$3,768.41

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,608.82		$3,506.23

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,915.37	*	$3,768.48	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$19,053	$50,050	$117,504	$151,651
Other income	—	—	60,145	—
Brokerage commissions	(200,760)	(112,117)	(623,781)	(523,954)
Interest expense	(22,251)	—	(37,144)	—
Administration fees	(33,330)	—	(65,505)	—
Other expenses	(49,692)	(65,289)	(152,091)	(172,770)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(286,980)	(127,356)	(700,872)	(545,073)

PARTNERSHIP EXPENSES:
Management fees	1,464,727	1,329,325	4,544,443	4,026,800
Servicing fees	492,245	446,783	1,527,217	1,436,632
Administration fees	3,700	106,423	109,121	316,686
Professional fees	45,620	50,867	119,284	144,200
Other expenses	44,370	38,678	129,760	106,954

Total partnership expenses	2,050,662	1,972,076	6,429,825	6,031,272

Net investment loss	(2,337,642)	(2,099,432)	(7,130,697)	(6,576,345)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	6,268,780	13,118,932	19,119,964	34,009,943
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	12,267,821	3,417,999	(5,900,997)	(1,098,210)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	18,536,601	16,536,931	13,218,967	32,911,733

NET INCOME (LOSS)	$16,198,959	$14,437,499	$6,088,270	$26,335,388

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$283.46	$241.22	$105.35	$400.91

CLASS A Series 2	$318.86	$269.09	$152.44	$470.64

CLASS B Series 1	$284.33	$241.35	$94.33	$400.27

CLASS B Series 2	$342.09	$268.65	$94.62	$372.65

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	37,703.18	40,457.86	38,291.24	44,255.78

CLASS A Series 2	4,958.22	5,306.13	5,000.54	5,640.51

CLASS B Series 1	13,765.44	13,396.58	13,639.11	14,757.39

CLASS B Series 2	48.75	64.44	59.15	83.48

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED September 30, 2015, AND 2014

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

Subscriptions	8,072,680	2,239	—	—	50,000	13	3,729,759	1,025	—	—	11,852,439	3,277
Redemptions	(13,579,347)	(3,750)	—	—	(718,201)	(181)	(2,527,590)	(711)	(87,328.00)	(23)	(16,912,466)	(4,665)
Net income (loss)	4,014,679	—	19,119	—	762,304	—	1,286,571	—	5,597	—	6,088,270	—

PARTNERS’ CAPITAL September 30, 2015	$133,939,821	37,115	$672,586	186	$19,374,099	4,948	$48,905,280	13,552	$161,121	41	$203,052,907	55,842

PARTNERS’ CAPITAL January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

Subscriptions	1,095,100	389	—	—	—	—	521,163	188	—	—	1,616,263	577
Redemptions	(32,819,399)	(11,985)	—	—	(2,449,567)	(839)	(10,831,633)	(3,955)	(149,218)	(53)	(46,249,817)	(16,832)
Net income (loss)	17,660,947	—	81,708	—	2,654,639	—	5,906,985	—	31,109	—	26,335,388	—

PARTNERS’ CAPITAL September 30, 2014	$124,407,992	39,542	$586,375	186	$17,767,001	5,271	$41,604,848	13,224	$217,236	64	$184,583,452	58,287

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,088,270	$26,335,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(9,367,844)	(1,617,689)
Sales of investments in Man-AHL Diversified Trading Company L.P.	21,357,412	61,714,089
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(12,518,095)	(32,366,660)
Changes in assets and liabilities:
Management fees payable	703	(68,769)
Servicing fees payable	549	(112,505)
Accrued expenses and other liabilities	(91,299)	18,574

Net cash provided by operating activities	5,469,696	53,902,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	11,054,779	1,794,633
Payments on redemptions	(17,322,135)	(55,340,759)

Net cash used in financing activities	(6,267,356)	(53,546,126)

NET INCREASE (DECREASE) IN CASH	(797,660)	356,302

CASH - Beginning of period	797,660	115,000

CASH - End of period	$—	$471,302

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

At September 30, 2015 and December 31, 2014, the Partnership owned 14,456.82 and 15,219.21 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2015 and December 31, 2014 was 85.10% and 85.24%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2015, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended September 30, 2015, and 2014, no incentive fees were earned by the Advisor.

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

Cash — Cash balances are held with Citibank N.A and The Bank of New York Mellon.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2015 and 2014. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2015 or the year ended December 31, 2014.

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

The following represents the ratios to average limited partners’ capital and other supplemental information for the periods ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015				For the three months ended September 30, 2014
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,325.34	$3,596.48	$3,325.35	$3,596.55	$2,904.60	$3,102.30	$2,904.60	$3,102.35

Income (loss) from investment operations:
Net investment loss	(42.69)	(33.65)	(42.44)	(35.51)	(36.23)	(28.43)	(36.23)	(28.38)
Net realized and unrealized gains (losses) on trading activities	326.15	352.47	325.91	354.33	277.86	297.06	277.87	297.01

Total income (loss) from investment operations	283.46	318.82	283.47	318.82	241.63	268.63	241.64	268.63

Ending net asset value	$3,608.80	$3,915.30	$3,608.82	$3,915.37	$3,146.23	$3,370.93	$3,146.24	$3,370.98

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	4.93%	3.61%	4.91%	3.83%	4.87%	3.60%	4.87%	3.59%

Total expenses	4.93%	3.61%	4.91%	3.83%	4.87%	3.60%	4.87%	3.59%

Net investment loss	(4.89)%	(3.57)%	(4.87)%	(3.79)%	(4.76)%	(3.49)%	(4.76)%	(3.48)%

Total return[2]:
Total return before incentive fees	8.52	8.86	8.52	8.86%	8.32%	8.66%	8.32%	8.66%

Total return after incentive fees	8.52%	8.86%	8.52%	8.86%	8.32%	8.66%	8.32%	8.66%

	For the nine months ended September 30, 2015				For the nine months ended September 30, 2014
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09

Income (loss) from investment operations:
Net investment loss	(129.20)	(100.93)	(128.40)	(104.31)	(104.39)	(82.39)	(104.45)	(83.37)
Net realized and unrealized gains (losses) on trading activities	231.78	247.82	230.99	251.20	542.80	579.26	542.86	580.26

Total income (loss) from investment operations	102.58	146.89	102.59	146.89	438.41	496.87	438.41	496.89

Ending net asset value	$3,608.80	$3,915.30	$3,608.82	$3,915.37	$3,146.23	$3,370.93	$3,146.24	$3,370.98

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	4.88	3.57	4.86	3.68%	5.07%	3.78%	5.08%	3.86%

Total expenses	4.88%	3.57%	4.86%	3.68%	5.07%	3.78%	5.08%	3.86%

Net investment loss	(4.77)%	(3.45)%	(4.74)%	(3.56)%	(4.96)%	(3.67)%	(4.97)%	(3.75)%

Total return[2]:
Total return before incentive fees	2.93	3.90	2.93	3.90%	16.19%	17.29%	16.19%	17.29%

Total return after incentive fees	2.93%	3.90%	2.93%	3.90%	16.19%	17.29%	16.19%	17.29%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2015 through the date of filing, limited partner subscriptions totaled $4,002,722 and limited partner redemptions totaled $916,049.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2015 (unaudited) and December 31, 2014
(b)	For the three months ended September 30, 2015 and 2014 (unaudited) and for the nine months ended September 30, 2015 and 2014 (unaudited)
(c)	For the nine months ended September 30, 2015 and 2014 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015
	(Unaudited)	December 31, 2014
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$6,721,493	$12,721,046
Net unrealized trading gains on open forward contracts	1,288,405	3,006,750
Net unrealized trading gains on open swap agreements	2,591,929	3,714,799
Net premiums paid on credit default swap agreements	164,957	2,536,277
Due from brokers	27,276,045	23,052,854

Total equity in trading accounts	38,042,829	45,031,726
Cash and cash equivalents	208,774,938	197,017,472
Interest receivable	13,630	5,240

Total assets	$246,831,397	$242,054,438

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,712,951	$—
Net unrealized trading losses on open swap agreements	537,258	633,071
Net premiums received on credit default swap agreements	2,263,966	—
Due to brokers	92,155	—
Redemptions payable	2,422,334	4,215,389
Accrued expenses and other liabilities	166,515	209,504

Total liabilities	7,195,179	5,057,964

PARTNERS’ CAPITAL:
Limited Partners (16,987.91 and 17,853.76 units outstanding at September 30, 2015 and December 31, 2014, respectively)	239,636,218	236,996,474

Total partners’ capital	239,636,218	236,996,474

Total liabilities and partners’ capital	$246,831,397	$242,054,438

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,106.28	$13,274.32

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2015 (Unaudited)		December 31, 2014
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(149,880)	(0.1)	$(613,799)	(0.3)
Currencies	9,016	0.0	1,454,938	0.6
Energy	45,484	0.0	(1,029,666)	(0.4)
Indices	(160,319)	(0.1)	1,366,946	0.6
Interest Rates	2,801,485	1.2	4,536,253	1.9
Metals	(28,975)	(0.0)	(785,568)	(0.3)

Total futures contracts - long	2,516,811	1.0	4,929,104	2.1

FUTURES CONTRACTS - Short:
Agricultural	753,411	0.4	2,680,187	1.1
Currencies	—	—	(15,334)	0.0
Energy	1,882,010	0.8	4,432,307	1.8
Indices	1,795,626	0.7	81,369	0.0
Interest Rates	(176,100)	(0.1)	(53,211)	(0.0)
Metals	(50,265)	(0.0)	666,624	0.3

Total futures contracts - short	4,204,682	1.8	7,791,942	3.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$6,721,493	2.8	$12,721,046	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$(1,607,647)	(0.7)	$(786,668)	(0.3)
British pounds	(2,187,512)	(0.9)	(316,880)	(0.1)
Euro	(1,993,711)	(0.8)	(6,102,903)	(2.6)
Gold bullion	(123,766)	(0.1)	(3,629)	(0.0)
Japanese yen	1,549,051	0.6	(1,067,450)	(0.5)
New Zealand dollars	141,130	0.1	(11,436)	(0.0)
Other	(3,575,304)	(1.5)	(8,835,524)	(3.7)

Total forward contracts - long	(7,797,759)	(3.3)	(17,124,490)	(7.2)

FORWARD CONTRACTS - Short:
Australian dollars	1,779,574	0.7	1,618,863	0.7
British pounds	2,658,204	1.1	430,058	0.2
Euro	560,357	0.3	7,108,295	3.0
Gold bullion	438,240	0.2	56,875	0.0
Japanese yen	(1,131,697)	(0.5)	331,972	0.1
New Zealand dollars	(200,833)	(0.1)	(170,623)	(0.0)
Other	3,269,368	1.4	10,755,800	4.5

Total forward contracts - short	7,373,213	3.1	20,131,240	8.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(424,546)	(0.2)	$3,006,750	1.3

SWAP AGREEMENTS - Long:

Credit default swaps - centrally cleared (upfront premiums received $2,263,966 and $3,362,617, as of September 30, 2015 and December 31, 2014, respectively)	$489,794	0.2	$116,063	0.0
Interest rate swaps	13,762,744	5.7	(6,358,892)	(2.6)

Total swap agreements - long	14,252,538	5.9	(6,242,829)	(2.6)

SWAP AGREEMENTS - Short:

Credit default swaps - centrally cleared (upfront premiums paid $164,957 and $5,898,894, as of September 30, 2015 and December 31, 2014, respectively)	837	0.0	(779,303)	(0.3)
Interest rate swaps	(12,198,704)	(5.0)	10,103,860	4.2

Total swap agreements - short	(12,197,867)	(5.0)	9,324,557	3.9

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$2,054,671	0.9	$3,081,728	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$8,351,618	3.5	$18,809,524	7.9

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

NET INVESTMENT INCOME:
Interest income	$22,424	$58,783	$139,794	$179,394
Other income	—	—	72,665	—

Total investment income	$22,424	$58,783	$212,459	$179,394

EXPENSES
Brokerage commissions	236,584	131,683	740,949	621,346
Interest expense - brokers	26,184	4,645	56,770	28,842
Administration fees	39,298	2,500	84,705	7,500
Professional fees	46,830	56,438	129,944	131,750
Other expenses	11,731	13,100	31,884	36,419

Total expenses	360,627	208,366	1,044,252	825,857

Net investment income (loss)	(338,203)	(149,583)	(831,793)	(646,463)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	7,304,017	15,405,922	22,653,376	40,355,627
Net change in unrealized gains (losses) on translation of foreign currency	(111,155)	917,375	3,366,969	1,206,001
Net change in unrealized trading gains (losses) on open contracts/agreements	14,686,902	3,091,745	(10,457,906)	(2,597,726)

Net gain (loss) on trading activities	21,879,764	19,415,042	15,562,439	38,963,902

NET INCOME (LOSS)	$21,541,561	$19,265,459	$14,730,646	$38,317,439

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,233.05	$1,023.07	$826.11	$1,825.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	17,470.09	18,831.03	17,831.36	20,994.53

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854

Subscriptions	13,637,739	995	—	—	13,637,739	995
Redemptions	(25,728,641)	(1,861)	—	—	(25,728,641)	(1,861)
Net income	14,730,646	—	—	—	14,730,646	—

PARTNERS’ CAPITAL - September 30, 2015	$239,636,218	16,988	$—	—	$239,636,218	16,988

PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398

Subscriptions	1,617,689	157	—	—	1,617,689	157
Redemptions	(62,498,466)	(6,165)	—	—	(62,498,466)	(6,165)
Net income	38,317,439	—	—	—	38,317,439	—

PARTNERS’ CAPITAL - September 30, 2014	$216,622,307	18,390	$—	—	$216,622,307	18,390

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,730,646	$38,317,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading losses on open contracts/agreements	10,457,906	2,597,726
Changes in assets and liabilities:
Due from brokers	(4,223,191)	17,686,065
Interest receivable	(8,390)	14,997
Net premiums paid on credit default swap agreements	2,371,320	868,686
Net premiums received on credit default swap agreements	2,263,966	(5,175,526)
Due to brokers	92,155	—
Accrued expenses and other liabilities	(42,989)	24,800

Net cash provided by operating activities	25,641,423	54,334,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	13,637,739	1,617,689
Payments on redemptions	(27,521,696)	(76,444,521)

Net cash used in financing activities	(13,883,957)	(74,826,832)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,757,466	(20,492,645)

CASH AND CASH EQUIVALENTS - Beginning of period	197,017,472	200,653,548

CASH AND CASH EQUIVALENTS - End of period	$208,774,938	$180,160,903

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE PERIOD:	$56,770	$28,842

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The Advisor is responsible for implementing the AHL Diversified Program on behalf of the Trading Company.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $19,175,093 and $4,661,626 as of September 30, 2015 and December 31, 2014, respectively.

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

Realized and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, in the statements of operations. All trading activities are accounted for on a trade-date basis.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, and bank time deposits with original maturities of 90 days or less, held with Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas. As of September 30, 2015, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2015 and 2014. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the Statement of Operations includes amounts previously accrued in conjunction with the bankruptcy of MF Global.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2015, and the year ended December 31, 2014.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2015 and September 30, 2014.

Partner contributions occur as of the first day of any month at the opening net asset value. Limited partners may redeem any or all of their units as of the end of any month at the net asset value per unit with 10 days prior written notice to the General Partner. The General Partner may suspend redemptions of units of the Trading Company if the Trading Company’s ability to withdraw capital from any investment is restricted. The Trading Company will be dissolved on December 31, 2037, or upon the occurrence of certain events, as specified in the Trading Company’s limited partnership agreement.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2015 and December 31, 2014, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2015 and December 31, 2014, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,897,237	$8,897,237	$—	$—
Forward contracts	15,176,568	—	15,176,568	—
Swap agreements	26,525,091	—	26,525,091	—

Total Assets	50,598,896	8,897,237	41,701,659	—

Liabilities
Futures contracts	(2,175,744)	(2,175,744)	—	—
Forward contracts	(15,601,114)	—	(15,601,114)	—
Swap agreements	(24,470,420)	—	(24,470,420)	—

Total Liabilities	(42,247,278)	(2,175,744)	(40,071,534)	—

Net Fair Value	$8,351,618	$6,721,493	$1,630,125	$—

	Fair Value Measurements
Investments	As of December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$16,280,363	$16,280,363	$—	$—
Forward contracts	21,126,846	—	21,126,846	—
Swap agreements	14,164,898	—	14,164,898	—

Total Assets	51,572,107	16,280,363	35,291,744	—

Liabilities
Futures contracts	(3,559,317)	(3,559,317)	—	—
Forward contracts	(18,120,096)	—	(18,120,096)	—
Swap agreements	(11,083,170)	—	(11,083,170)	—

Total Liabilities	(32,762,583)	(3,559,317)	(29,203,266)	—

Net Fair Value	$18,809,524	$12,721,046	$6,088,478	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of September 30, 2015 based on the levels assigned at December 31, 2014.

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

All of the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems. A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within pre-defined risk parameters. Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility. Market correlation is closely monitored to prevent over-concentration of risk and ensure optimal portfolio weightings. Market liquidity is examined with the objective of ensuring that the Trading Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

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

As of September 30, 2015 and December 31, 2014, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2015		December 31, 2014
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$(527,166)	$200,176,000
101-250	—	—	—	—
251-350	—	—	(193,023)	18,147,000
351-450	837	(5,000,000)	(59,114)	5,000,000

Total	$837	$(5,000,000)	$(779,303)	$223,323,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2015 and December 31, 2014, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying index, derived from the fair value at September 30, 2015 of the credit default swap where the Trading Company is a seller, was 431 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 356 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of September 30, 2015 the Trading Company posted cash collateral of $2,541,230, and as of December 31, 2014, the Trading Company posted cash collateral of $1,424,878, with respective counterparties on these agreements in the normal course of business. As of September 30, 2015, the maturity date for the open credit default swap agreement on selling protection is September 20, 2020. As of December 31, 2014, all open credit default swap agreements on selling protection have a maturity date of December 20, 2019.

During the quarter ended September 30, 2015, the Trading Company traded 77,553 exchange-traded futures contracts and settled 37,719 forward contracts and 1,708 swap agreements. During the nine months ended September 30, 2015, the Trading Company traded 228,313 exchange-traded futures contracts and settled 98,216 forward contracts and 5,711 swap agreements. During the quarter ended September 30, 2014, the Trading Company traded 136,837 exchange-traded futures contracts and settled 24,758 forward contracts and 1,761 swap agreements. During the nine months ended September 30, 2014, the Trading Company traded 364,114 exchange-traded futures contracts and settled 59,370 forward contracts and 4,651 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2015, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forwards contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2015, may differ from the net liability amounts recorded as of September 30, 2015, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. The counterparty credit risk for centrally cleared swaps is generally lower than for OTC swaps because a clearing organization becomes substituted for each counterparty to a centrally cleared swap, and in effect, guarantees the parties’ performance under the agreement as each party to a trade looks only to the clearing organization for performance of financial obligations. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company. As of September 30, 2015 and December 31, 2014, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	September 30, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$14,476,084		$(15,215,104)
Metals		700,484		(386,010)

Total open forward contracts		15,176,568		(15,601,114)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,553,392		(949,861)
Currencies		9,336		(320)
Energy		2,005,907		(78,413)
Indices		2,070,147		(434,840)
Interest rates		3,217,695		(592,310)
Metals		40,760		(120,000)

Total open futures contracts		8,897,237		(2,175,744)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		544,470		(53,839)
Interest rates		25,980,621		(24,416,581)

Total open swap agreements		26,525,091		(24,470,420)

Total Derivatives		$50,598,896		$(42,247,278)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,955,092		$(18,105,718)
Metals		171,754		(14,378)

Total open forward contracts		21,126,846		(18,120,096)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,914,084		(847,696)
Currencies		1,525,101		(85,497)
Energy		4,525,430		(1,122,789)
Indices		2,010,981		(562,666)
Interest rates		4,631,776		(148,734)
Metals		672,991		(791,935)

Total open futures contracts		16,280,363		(3,559,317)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		268,780		(932,020)
Interest rates		13,896,118		(10,151,150)

Total open swap agreements		14,164,898		(11,083,170)

Total Derivatives		$51,572,107		$(32,762,583)

The following table presents the impact of derivative instruments on the statements of operations:

Location of gain or loss recognized in income on derivatives	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts
Currencies	$8,594,303	$6,911,880	$9,811,304	$9,301,157
Metals	3,208,534	(643,490)	1,183,653	(2,025,977)

Net realized trading gains (losses) on closed contracts/agreements	$11,802,837	$6,268,390	$10,994,957	$7,275,180

Currencies	$834,436	$2,796,663	$(2,374,513)	$3,012,625
Metals	(49,492)	1,830,282	(38,355)	406,761

Net change in unrealized trading gains (losses) on open contracts/agreements	$784,944	$4,626,945	$(2,412,868)	$3,419,386

Futures contracts
Agricultural	$(4,282,470)	$6,799,571	$(3,895,753)	$8,520,136
Currencies	(151,280)	2,607,318	3,143,395	4,632,763
Energy	4,815,074	3,078,321	4,213,899	(565,282)
Indices	(4,326,170)	(1,647,420)	2,984,257	4,717,943
Interest rates	(215,233)	3,341,035	5,376,589	12,956,239
Metals	1,913,610	1,292,286	2,595,037	(1,554,292)

Net realized trading gains (losses) on closed contracts/agreements	$(2,246,469)	$15,471,111	$14,417,423	$28,707,507

Agricultural	$3,161,878	$2,838,922	$(1,576,734)	$3,985,804
Currencies	1,294	53,162	(764,203)	1,013,546
Energy	2,201,909	82,590	(1,771,396)	1,396,012
Indices	3,567,643	(3,225,395)	678,543	(10,099,518)
Interest rates	2,824,302	(2,696,179)	(2,160,951)	968,345
Metals	(517,408)	(2,068,078)	(1,893,952)	(1,803,903)

Net change in unrealized trading gains (losses) on open contracts/agreements	$11,239,618	$(5,014,978)	$(7,488,693)	$(4,539,714)

Swap agreements
Credit default swaps	$(2,068,703)	$(1,354,237)	$(3,340,989)	$11,298,709
Interest rate swaps	(184,812)	(2,996,218)	3,682,412	(4,750,601)

Net realized trading gains (losses) on closed contracts/agreements	$(2,253,515)	$(4,350,455)	$341,423	$6,548,108

Credit default swaps	$1,083,642	$(787,884)	$1,519,826	$(12,309,722)
Interest rate swaps	1,578,698	4,267,662	(2,076,171)	10,832,324

Net change in unrealized trading gains (losses) on open contracts/agreements	$2,662,340	$3,479,778	$(556,345)	$(1,477,398)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2015 and December 31, 2014, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
ASSETS
As of September 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$2,267,788	$(1,377,330)	$890,458	$—	$—	$890,458
Credit Suisse	1,797,346	(308,163)	1,489,183	—	—	1,489,183
JPMorgan Chase	4,832,103	(490,251)	4,341,852	—	—	4,341,852

Total open futures contracts	$8,897,237	$(2,175,744)	$6,721,493	$—	$—	$6,721,493

Open forward contracts
Credit Suisse	$337,374	$(34,536)	$302,838	$—	$—	$302,838
Deutsche Bank	6,418,097	(6,418,097)	—	—	—	—
HSBC	3,513,273	(2,527,706)	985,567	—	—	985,567
Royal Bank of Scotland	4,907,824	(4,907,824)	—	—	—	—

Total open forward contracts	$15,176,568	$(13,888,163)	$1,288,405	$—	$—	$1,288,405

Open swap agreements
Credit Suisse	$314,112	$(2,958)	$311,154	$—	$—	$311,154
Deutsche Bank	18,609,573	(16,328,798)	2,280,775	—	—	2,280,775
JPMorgan Chase	7,601,406	(7,601,406)	—	—	—	—

Total open swap agreements	$26,525,091	$(23,933,162)	$2,591,929	$—	$—	$2,591,929

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$7,294,049	$(1,861,922)	$5,432,127	$—	$—	$5,432,127
Credit Suisse	4,671,620	(1,099,453)	3,572,167	—	—	3,572,167
JPMorgan Chase	4,314,694	(597,942)	3,716,752	—	—	3,716,752

Total open futures contracts	$16,280,363	$(3,559,317)	$12,721,046	$—	$—	$12,721,046

Open forward contracts
Deutsche Bank	$11,008,775	$(9,425,844)	$1,582,931	$—	$—	$1,582,931
Royal Bank of Scotland	10,118,071	(8,694,252)	1,423,819	—	—	1,423,819

Total open forward contracts	$21,126,846	$(18,120,096)	$3,006,750	$—	$—	$3,006,750

Open swap agreements
Credit Suisse	$193,318	$(193,318)	$—	$—	$—	$—
Deutsche Bank	7,607,627	(5,331,662)	2,275,965	—	—	2,275,965
JPMorgan Chase	3,915,054	(2,476,220)	1,438,834	—	—	1,438,834
Royal Bank of Scotland	2,448,899	(2,448,899)	—	—	—	—

Total open swap agreements	$14,164,898	$(10,450,099)	$3,714,799	$—	$—	$3,714,799

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
LIABILITIES
As of September 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,377,330	$(1,377,330)	$—	$—	$—	$—
Credit Suisse	308,163	(308,163)	—	—	—	—
JPMorgan Chase	490,251	(490,251)	—	—	—	—

Total open futures contracts	$2,175,744	$(2,175,744)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$34,536	$(34,536)	$—	$—	$—	$—
Deutsche Bank	8,088,605	(6,418,097)	1,670,508	—	1,670,508	—
HSBC	2,527,706	(2,527,706)	—	—	—	—
Royal Bank of Scotland	4,950,267	(4,907,824)	42,443	—	42,443	—

Total open forward contracts	$15,601,114	$(13,888,163)	$1,712,951	$—	$1,712,951	$—

Open swap agreements
Credit Suisse	$2,958	$(2,958)	$—	$—	$—	$—
Deutsche Bank	16,328,798	(16,328,798)	—	—	—	—
JPMorgan Chase	8,138,664	(7,601,406)	537,258	—	537,258	—

Total open swap agreements	$24,470,420	$(23,933,162)	$537,258	$—	$537,258	$—

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$1,861,922	$(1,861,922)	$—	$—	$—	$—
Credit Suisse	1,099,453	(1,099,453)	—	—	—	—
JPMorgan Chase	597,942	(597,942)	—	—	—	—

Total open futures contracts	$3,559,317	$(3,559,317)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$9,425,844	$(9,425,844)	$—	$—	$—	$—
Royal Bank of Scotland	8,694,252	(8,694,252)	—	—	—	—

Total open forward contracts	$18,120,096	$(18,120,096)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$749,832	$(193,318)	$556,514	$—	$33,783	$522,731
Deutsche Bank	5,331,662	(5,331,662)	—	—	—	—
JPMorgan Chase	2,476,220	(2,476,220)	—	—	—	—
Royal Bank of Scotland	2,525,456	(2,448,899)	76,557	—	76,557	—

Total open swap agreements	$11,083,170	$(10,450,099)	$633,071	$—	$110,340	$522,731

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Manual (i)
Additional Collateral Pledged
LIABILITIES
As of September 30, 2015
Open futures contracts
Bank of America Merrill Lynch	$5,546,009
JPMorgan Chase	$4,516,087

Open forward contracts
Deutsche Bank	$4,415,443
Royal Bank of Scotland	$1,477,458

As of December 31, 2014
Open swap agreements
Royal Bank of Scotland	$4,551,286

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Per unit operating performance:
Beginning net asset value	$12,865.58	$10,754.84	$13,274.32	$9,803.63

Income (loss) from investment operations:
Net investment loss	(19.42)	(7.96)	(47.01)	(31.11)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,260.12	1,032.57	878.97	2,006.93

Total income (loss) from investment operations	1,240.70	1,024.61	831.96	1,975.82

Ending net asset value	$14,106.28	$11,779.45	$14,106.28	$11,779.45

Ratios to average partners’ capital[1]:
Expenses	0.61%	0.39%	0.57%	0.51%

Net investment gain/(loss)	(0.57)%	(0.28)%	(0.45)%	(0.40)%

Total return[2]	9.64%	9.53%	6.27%	20.15%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2015 through the date of filing, limited partner subscriptions totaled $4,002,722, and limited partner redemptions totaled $8,243,956.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank, N.A. and The Bank of New York Mellon and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and swap agreements and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 31, 2015.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2015. The Partnership’s capitalization was $203,052,907 as of September 30, 2015. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$3,243,976	1.60%
Bonds	$4,377,134	2.16%
Credit	$2,502,405	1.23%
Currencies	$4,574,873	2.25%
Energy	$3,609,635	1.78%
Interest rates	$6,004,901	2.96%
Metals	$1,920,141	0.95%
Stock indices	$5,099,016	2.51%
Total	$31,332,081	15.44%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2015:

30-September-15
Ending Equity	$203,052,907

Nine months ended September 30, 2015:

Net assets increased $1,028,243 for the nine months ended September 30, 2015. This increase was attributable to subscriptions in the amount of $11,852,439, redemptions in the amount of $16,912,466 and a net gain from operations of $6,088,270.

Management fees of $4,544,443 and servicing fees of $1,527,217 were paid or accrued, and interest of $117,504 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2015.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2015 were $358,165.

Three months ended September 30, 2015:

Net assets increased $15,170,129 for the three months ended September 30, 2015. This increase was attributable to subscriptions in the amount of $3,287,828, redemptions in the amount of $4,316,658 and a net gain from operations of $16,198,959.

Management fees of $1,464,727 and servicing fees of $492,245 were paid or accrued, and interest of $19,053 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the three months ended September 30, 2015.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2015 were $93,690.

In July, the Partnership posted sizeable trading profits on account of the return of strong economic trends. Currency and commodity trading provided the biggest gains while the Partnership’s trading in equities, fixed income and interest rates gave rise to partially offsetting losses. With respect to the commodity and currency sectors, favorable economic data from the United States and the prospect of higher U.S. interest rates contributed to a long U.S. Dollar trend. This led to a fall of commodity prices and foreign currency values relative to the U.S. Dollar that was further exacerbated by a strong selloff in Chinese equities and increasing expectations of weakened Chinese demand. The Partnership most favorably capitalized on these trends with a short position on gold and short exposure to South Korean Won and Brazilian Real relative to the U.S. Dollar. The Partnership’s short positions in energies, including crude oil, gasoline and diesel, also proved profitable as news of the U.S.’s successful negotiations with Iran led the markets to believe that Iranian oil would soon enter the global market and further depress oil prices. These gains were partially offset, however, by losses on the Partnership’s equity and fixed income trading, including short positions on U.S. Treasuries and long exposure to large and small cap indices in the U.S. and Hong Kong’s Hang Seng index.

August trading continued to generate modest gains for the Partnership as positive returns from the Partnership’s currency, commodity, and fixed income positions outweighed losses from its equity and credit trading. The Partnership’s largest gains for the month came from its short foreign exchange positions as investors moved away from the currencies of emerging markets to the comparative safety of the U.S. Dollar. Short positions in Brazilian Real, South Korean Won and the Australian Dollar relative to the U.S. Dollar were particularly well timed and produced substantial returns. Commodity trading was also net positive for the month despite whipsaw market action in the oil sector. Initially experiencing continued downward pressure, crude oil prices rallied significantly by the end of the month on account of increased market intervention by the People’s Bank of China which strove to counteract the continued selloff in Chinese equities. Although this whipsaw movement hurt the Partnership’s performance in the main oil markets, prices of coal and electricity continued lower and benefitted the Partnership’s short exposure to such energies. Trading in the equity sector produced the greatest drag on August performance as data signaling weakened business activity in China prompted continued selloffs in the Shanghai composite index and S&P 500. The CBOE Volatility Index (“VIX”) tripled over the same time period hurting the Partnership’s short positions in VIX volatility index futures.

In September, the Partnership again achieved notable gains with trading in the fixed income, credit and commodity sectors serving as the leading contributors to profit. In the fixed income markets, long positions in Short Sterling rates, Italian bonds, and Eurodollars each produced substantial positive returns following the U.S. Federal Reserve’s mid-month confirmation that interest rates would remain at near-zero levels. Although the Partnership sustained losses in the agricultural markets because of its short positions in sugar and corn, September commodity trading was overall net positive. This gain was largely attributable to the Partnership’s short exposure to oil and industrial metals which benefitted from continued reports of weakened Chinese business activity and growing expectations of shrinking Chinese demand for commodities. The Partnership’s bearish stance towards the equities markets also contributed to the month’s gains on account of shrinking global risk appetite. Although the Partnership’s shorting of Brazilian Real relative to the U.S. Dollar served as the Partnership’s largest return for the month, currency trading overall produced net losses in September.

Three months ended June 30, 2015:

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

The Partnership generated a notable loss in June as whipsaw-like conditions in the agricultural and equity markets provided a difficult trading environment for the Partnership’s trend-following approach. These conditions particularly hurt the Partnership’s short positions in agricultural commodities, including corn, wheat, soybeans and soymeal, as mid-month heavy rains and flooding across of the U.S. growing region hurt crops and quickly reversed the steady price decline which had taken place during the first part of the year. The equity markets were similarly subject to sharp reversals as the continuing failure of Greece and its negotiators to reach a resolution to the Greek debt crisis produced spikes in volatility in a number of regions and hurt the Partnership’s long positions. Although certain metal positions, particularly shorts in aluminum and palladium, helped to mitigate these losses, the Partnership’s currency trading also proved unprofitable in the face of increased volatility from a weakening U.S. dollar which quickly rebounded on the failure of the Greek negotiations in June.

Three months ended March 31, 2015:

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

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2014 were $567,840

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2015. As of September 30, 2015, the Partnership’s average capitalization was $203,184,930.

Quarter-Ended September 30, 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,243,311	1.60%	$3,915,734	$2,570,889
Bonds	$4,175,429	2.05%	$5,991,026	$2,359,833
Credit	$3,219,220	1.58%	$5,875,151	$563,289
Currencies	$6,294,499	3.10%	$8,014,125	$4,574,873
Energies	$3,812,373	1.88%	$4,908,356	$2,716,390
Interest rates	$4,969,566	2.45%	$6,305,730	$3,633,402
Metals	$2,684,567	1.32%	$3,448,993	$1,920,141
Stock indices	$8,786,409	4.32%	$12,473,803	$5,099,016
Total	$37,185,374	18.30%	$50,932,918	$23,437,833

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2015. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2015.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion of its assets in deposits, in AAA - rated Money Market Fund and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2015, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2015, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, British Pound, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus British Pound, British Pound versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2015, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2015, the Partnership’s primary metals market exposures were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2015.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2015, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2015.

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

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible margin requirements mandated by the CFTC, the Securities and Exchange Commission (the “SEC”) and/or federal prudential regulators. OTC derivative dealers are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments have increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

The CFTC also now requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. If the Trading Company decides to become a direct member of one or more of these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Trading Company would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

Institutional Risks. Institutions, such as banks and brokers, will have custody of the assets of the Partnership. These firms may encounter financial difficulties that impair the operating capabilities or the capital position of the Partnership, the Trading Company or the General Partner.

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

(a) Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On July 1, 2015, August 1, 2015 and September 1, 2015, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $1,548,000, $834,203 and $288,501, respectively. On July 1, 2015, August 1, 2015 and September 1, 2015, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On July 1, 2015, August 1, 2015 and September 1, 2015, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $338,624, $178,502 and $99,998, respectively. On July 1, 2015, August 1, 2015 and September 1, 2015, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2015:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 31, 2015	$634,268	$0	$1,001,772	$87,328
August 31, 2015	$470,561	$57,163	$233,187	$0
September 30, 2015	$1,423,248	$0	$409,131	$0
TOTAL	$2,528,077	$57,163	$1,644,090	$87,328

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2015.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
the General Partner

By:	/s/ Eric Burl
President, Principal Executive Officer

By:	/s/ Michael Fagan
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document