Form 10-K
period 2015-12-31
MAN AHL DIVERSIFIED I LP
filed 2016-03-29
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2015 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1. Business

(a) General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL Diversified Trading Company L.P. (the “Trading Company”). AHL Partners LLP (the “Trading Advisor”), a United Kingdom limited liability partnership, is the Partnership’s and the Trading Company’s trading advisor. The Trading Advisor also serves as the Partnership’s commodity pool operator. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, is the Partnership’s general partner. The Trading Advisor is an affiliate of the General Partner. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, a United Kingdom public limited company, is the sole shareholder of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The registration statement, which was subsequently amended, became effective on or about March 28, 2008. The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”): Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. On April 1, 2009, the Partnership added two new series of Units: Class A Series 2 Units (“Class A-2”) and Class B Series 2 Units (“Class B-2”). Except as described in section (c) below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully.

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

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed Man-AHL (USA) Limited to serve as the trading advisor to the Partnership commencing as of April 1, 2005. Following the appointments of the General Partner as a general partner and Man-AHL (USA) Limited as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. On June 1, 2014, the General Partner appointed the Trading Advisor as trading advisor of the Partnership, and Man-AHL (USA) Limited resigned as trading advisor. The Trading Advisor implements the same trading program and employs substantively the same personnel as did Man-AHL (USA) Limited. The General Partner controls and manages the business of the Partnership, but has otherwise delegated its investment management authority and commodity pool operator responsibilities with respect to the Partnership to the Trading Advisor. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: HSBC Tower, 452 5th Ave., 27th Floor, New York, NY, 10018; telephone (212) 649-6600.

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

In addition to sector and market diversification, the AHL Diversified Program seeks to achieve diversification by combining various systems driven by computerized processes or trading algorithms, which sample prices in real time and measure price momentum and breakouts. In aggregate, the systems run more than 2,000 price samples each day spread across the 240 or so markets. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the AHL Diversified Program may also include algorithmic systems based on quantitative fundamental data that can be captured efficiently, such as interest rate data. Another aspect of diversification is the fact that the various systems generate signals across different time frames, ranging from two to three days to several months, which helps to reduce the risk of the AHL Diversified Program.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse Securities (USA), J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, HSBC, Credit Suisse Securities (USA) and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Chase Bank, N.A. and Credit Suisse Securities (USA) also act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain OTC interest rate swap trading through the JPMorgan Chase Bank, N.A., Royal Bank of Scotland and Deutsche Bank AG, London Branch (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company. Most of the Trading Company’s assets will be held in cash or United States (“U.S.”) government securities in accounts in the name of the Trading Company at the brokers or a bank, which currently is The Bank of New York Mellon and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the brokers. Approximately 20% to 40% of the Trading Company’s assets will be committed as margin for futures positions. The brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the brokers in the form of cash.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and trading in futures and swaps (as defined in the CEA) are subject to regulation by the CFTC. The NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “swap dealers,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner and Trading Advisor, respectively, and commodity brokers, swap dealers, or futures commission merchants to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Trading Advisor as a commodity pool operator or commodity trading advisor were terminated or suspended, the Trading Advisor would be unable to fulfill its obligations as the Partnership’s commodity pool operator or implement the AHL Diversified Program on behalf of the Partnership. Should the Trading Advisor’s registrations be suspended, termination of the Partnership might result.

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

Trading in OTC derivative instruments is conducted with individual counterparties rather than on organized exchanges. There have been periods during which forward and swap contract dealers have refused to quote prices for forward and swap contracts or have quoted prices with an unusually wide spread between the bid and asked price.

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

Where correct or complete Data is not available, the Trading Advisor may, and often will, continue to generate forecasts and make trading decisions based on the Data available to it. Additionally, the Trading Advisor may determine that certain available Data, while potentially useful in generating forecasts and/or making trade decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in such cases, the Trading Advisor will not utilize such Data. Limited Partners should be aware that there is no guarantee that any specific Data or type of Data will be utilized in generating forecasts or making trading decisions with respect to the Models, nor is there any guarantee that the Data actually utilized in generating forecasts or making trading decisions underlying the Models will be (i) the most accurate data available or (ii) free of errors. Limited Partners should assume that the Data set used in connection with the Models is limited and should understand that the foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of investing with a process-driven, systematic adviser such as the Trading Advisor.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including certain forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as was widely permitted before the Reform Act. Taken together, these regulatory developments have increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees including clearing account maintenance fees.

The CFTC also now requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. If the Trading Company executes derivatives transactions through such exchanges or execution facilities — and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Trading Company would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional requirements under applicable regulations and under rules of the relevant exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership remains uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

(b) Holders.

As of December 31, 2015, there were 715 holders of Class A Units, 51 holders of Class A-2 Units, 745 holders of Class B Units and 1 holder of Class B-2 Units.

(c) Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, the Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On October 1, 2015, November 1, 2015 and December 1, 2015, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $2,661,801, $280,868 and $588,597, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $789,259, $263,498 and $431,000, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f) Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2015:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
October 31, 2015	$445,519	$0	$470,535	$0
November 30, 2015	$16,342,727	$0	$292,163	$0
December 31, 2015	$7,825,047	$77,014	$688,090	$0

TOTAL	$24,613,293	$77,014	$1,450,788	$0

Item 6. Selected Financial Data

The following is a summary of operations for the fiscal years 2015, 2014, 2013, 2012 and 2011 and total assets of the Partnership at December 31, 2015, 2014, 2013, 2012 and 2011.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenue:*
Total net realized and unrealized gains (losses)	$6,864,267	$56,337,563	$(2,597,841)	$(21,610,160)	$(21,507,936)
Interest income	149,041	212,816	302,588	278,092	765,963
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	5,952,076	5,460,196	8,870,728	13,728,950	14,924,300
Servicing fees	2,000,360	1,918,407	4,507,344	7,001,823	7,631,473
Brokerage commissions	880,423	692,601	871,611	806,256	1,094,952
Administrative expenses	917,580	1,048,539	1,355,102	1,414,732	1,849,873
Net income (loss)	$(2,737,131)	$47,430,636	$(17,900,038)	$(44,283,829)	$(46,242,571)
Total assets	$183,176,794	$206,033,379	$215,260,121	$402,082,851	$544,465,499
Total Partnership capital	$173,101,434	$202,024,664	$202,881,618	$379,350,987	$527,665,863
Net Asset Value per outstanding unit — Class A — Series 1	$3,444.80	$3,506.22	$2,707.82	$2,884.47	$3,163.88
Net Asset Value per outstanding unit — Class A — Series 2	$3,749.11	$3,768.41	$2,874.06	$3,023.40	$3,274.94
Net Asset Value per outstanding unit — Class B — Series 1	$3,444.82	$3,506.23	$2,707.83	$2,884.48	$3,163.89
Net Asset Value per outstanding unit — Class B — Series 2	$3,749.17	$3,768.48	$2,874.09	$3,023.42	$3,274.95
Increase (decrease) in Net Asset Value per Class A — Series 1 unit^	$(44.88)	$741.76	$(180.42)	$(279.41)	$(307.37)
Increase (decrease) in Net Asset Value per Class A — Series 2 unit^	$(12.04)	$852.88	$(67.35)	$(251.54)	$(273.38)
Increase (decrease) in Net Asset Value per Class B — Series 1 unit^	$(71.60)	$744.55	$(195.30)	$(279.41)	$(307.37)
Increase (decrease) in Net Asset Value per Class B —Series 2 unit^	$(21.95)	$720.96	$598.97	$(251.53)	$(273.38)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year. Prior to 2013, based on change in net asset value per unit from the beginning of year to the end of the year.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank N.A. and The Bank of New York Mellon and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other OTC contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

During its operations through December 31, 2015, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2015 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2015. The Partnership’s capitalization was $173,101,434 as of December 31, 2015. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2015
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$3,269,274	1.89%
Bonds	$3,487,583	2.01%
Credit	$385,675	0.22%
Currencies	$6,589,364	3.81%
Energy	$3,259,755	1.88%
Interest rates	$4,286,774	2.48%
Metals	$1,655,725	0.96%
Stock indices	$3,654,535	2.11%
Total	$26,588,685	15.36%

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

Performance Summary

The Partnership is a speculative managed futures fund which trades pursuant to the AHL Diversified Program, indirectly through its investment in the Trading Company. The AHL Diversified Program is a futures and forward OTC price trend-following, trading system. The AHL Diversified Program is entirely quantitative in nature and implements trading positions on the basis of statistical analyses of past price histories. The AHL

Diversified Program, like most trend-following systems, is designed in the anticipation that most of its trades will be unprofitable; the objective of overall profitability depends on the system identifying certain major trends which occur and recognizing significant profits from participating in such trends.

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

	2015	2014
	31-Dec -15	31-Dec -14
Ending Equity	$173,101,434	$202,024,664

Net assets decreased $28,923,230 for the year ended December 31, 2015. This decrease was attributable to subscriptions in the amount of $16,867,462, redemptions in the amount of $43,053,561 and net loss from operations of $2,737,131.

For the year ended December 31, 2015, the Partnership accrued or paid total expenses of $9,810,584, including $2,000,360 in servicing fees, $5,952,076 in General Partner administrative fees and Trading Advisor management fees, and $1,858,148 in other expenses. Interest income of $149,041 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $61.42 to $3,444.80. The Net Asset Value of a Class B Unit decreased by $61.41 to $3,444.82. The Net Asset Value of a Class A-2 Unit decreased by $19.30 to $3,749.11. The Net Asset Value of a Class B-2 Unit decreased by $19.31 to $3,749.17.

Partnership trading yielded mixed results in 2015 and ended the year overall in negative performance territory. In the equities sector, reversals in market sentiment predominated the first quarter. The Partnership started off the year sustaining losses from its stock indices shorts in January, subsequently achieved gains in February on account of long equity positioning and ended the quarter with additional losses driven by long exposure to the S&P 500. Second quarter equity trading entailed similar volatility. Although the Partnership’s long exposure to Heng Seng and H-share futures in April capitalized on buoyant equity markets in Hong Kong and China, the Partnership’s long exposure to the Eurozone suffered as uncertainty surrounding the Greek debt crises negotiations produced spikes in volatility. A shrinking global risk appetite as well as weakened business activity in China subsequently prompted selloffs in the Asian and U.S. markets which battered the Partnership’s long equity positions in both markets in the third quarter. Fourth quarter trading of equities also brought negative results as the news of a large and significant fall in the growth of the U.S. workforce accompanied by the European Central Bank’s (“ECB”) failure to expand its asset purchases ran counter to the Partnership’s long equity positions.

With respect to fixed-income trading, the Partnership started off the year with strong first quarter returns. In January, Canada’s surprise cut to its benchmark interest rate and collapsing U.S. bond yields contributed to making the Partnership’s bond and rate positions among the Partnership’s strongest profit drivers for the year. Despite moderate February losses on account of investor demand shifting from bonds to equities, March bond trading proved profitable as the ECB’s massive asset purchase program and accommodative remarks from U.S. Federal Reserve Chair, Janet Yellen, favored the Partnership’s long exposure to the U.S. and European bond markets. The second quarter, however, brought a reversal of fortunes as the Partnership suffered losses from strong swings in the German bond market, unprofitable short positions in Australian bonds and continuing investor uncertainty regarding the Greek debt crisis. The Partnership thereafter experienced a return to profitability in the fixed-income sector as the Partnership’s positions in Italian bonds and Eurodollars produced substantial positive returns and overshadowed July losses sustained from short U.S. Treasury positions. Although the Partnership’s European bond positions achieved gains in October, notable volatility in December resulted in losses for the Partnership’s German, Italian and French bond positions at the end of the year.

Relative to the Partnership’s experience in the equities and fixed-income sectors, commodity trading produced more favorable returns in 2015, but was similarly hampered by sharp price reversals throughout the year. In January, returns from the Partnership’s commodity positions were neutral as losses sustained in the agricultural sector offset gains achieved in the energy markets. This offsetting relationship subsequently reversed in February as short oil exposure suffered from substantial and swift price increases while the Partnership’s agricultural positions produced gains. The prices of oil and oil-related products reversed course again in March, falling significantly from a strong February rally and buoying the Partnership’s March results. Following a neutral month of commodity trading in April, quick reversals in the agricultural markets in May and June resulted in substantial losses for the Partnership. Long exposure to base metals and short agricultural positions produced particularly large losses during this period as zinc prices dropped around 10% following a 20% rally in March and mid-month heavy rains and flooding across growing regions damaged crops and generally reversed a steady price decline which had taken place during the first part of the year. In July, a subsequent long U.S. dollar trend and heightened prospects of Iranian oil entering the global markets supported the Partnership’s gold, energies, crude oil, gasoline and diesel shorts. The Partnership’s short exposure to coal and electricity generated gains in August as each maintained their downward trend despite short-term reversals in oil prices. September trading additionally produced profits as continued reports of weakened Chinese business activity and growing expectations of shrinking Chinese demand for commodities benefitted the Partnership’s short positions in oil and industrial metals. The theme of falling oil prices and overall depressed commodity demand continued to drive the Partnership’s trading successes during the fourth quarter as the Partnership realized gains from its shorts in natural gas, oil and metals. These profits were partially reduced by losses sustained from short positions in live cattle and December short-term trend reversals.

Although starting off the first quarter with positive momentum, currency trading produced net losses over the course of 2015 as heightened volatility and swift market corrections during the second and fourth quarters proved challenging for the Partnership’s trend-following approach. In January, long U.S. dollar positions against the Euro and UK pound each returned gains, which were augmented by positive returns from February trading in the foreign currency markets. This profitable run continued in March due to the Partnership’s short exposure to the Brazilian real which was negatively affected by the country’s continuing political scandals and economic troubles. The second quarter, however, produced a sharp reversal in trading returns. In April, the Partnership’s long U.S. dollar positions against several G10 markets suffered as the value of the Euro jumped approximately 6% from prior lows. Although gains realized from short exposure to the Japanese yen helped to offset these May losses, June trading experienced a continuing run of negative results on account of the Partnership’s U.S. dollar positioning. In July, the Partnership subsequently returned to profitability in the currencies sector as a long U.S. dollar trend arising from reports of favorable U.S. economic data and the prospect of higher U.S. interest rates benefitted the Partnership’s short positions in gold and foreign currencies relative to the U.S. dollar. With the U.S. dollar continuing to strengthen on account of investor flight from emerging market currencies to the comparative safety of the U.S., the Partnership’s continuing short exposure to foreign currencies, such as the Brazilian real, South Korean won and the Australian dollar, produced substantial returns in August. These gains were partially offset by losses sustained during September currency trading. The Partnership thereafter ended the year with moderately negative results from fourth-quarter currency trading as the Partnership experienced offsetting returns in October and November while December trading produced losses from a swift rallying of the Euro.

Trading in the credit sector, although having a neutral impact during most of the year, served as a slight drag on the Partnership’s overall performance during 2015. Protective positioning in investment and higher yield credit index swaps provided positive returns in February, but these gains were subsequently outweighed by moderate losses sustained during the remaining quarters of the year.

2014

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

The Net Asset Value of a Class A Unit increased by $798.40 to $3,506.22. The Net Asset Value of a Class B Unit increased by $798.40 to $3,506.23. The Net Asset Value of a Class A-2 Unit increased by $894.35 to $3,768.41. The Net Asset Value of a Class B-2 Unit increased by $894.39 to $3,768.48.

The Partnership’s investments produced overall noteworthy results in 2014, with particularly strong performance achieved in the fixed-income sector. The key themes that influenced the Partnership’s bond trading were the increasingly accommodative monetary policy of the ECB as well as the continued interventionist strategies employed by the United States and Japan. In January, existing long positions in French and Italian bond futures, as well as Euro-bund and Canadian contracts, provided the most significant returns. Long Italian and French positions thereafter buoyed the Partnership’s fixed-income results for March in the face of sharp reversals in both the Eurodollar and U.S. Treasury bond markets. Trading profits in the second quarter were similarly driven by the ECB’s accommodative stance relative to the continued stimulus tapering by the United States. As desire for higher yields increased investor demand back to the U.S. and other bond markets in May, the Partnership realized profits from its long U.S. and Australian bond positions. Although a long stake in U.S. Treasuries subsequently produced losses in June, corresponding long positions in European bonds offset these losses with the rallying of European markets. In July and August, the Partnership’s long positions in Europe and the United States generated positive returns as investors sought security in safe-haven assets and Federal Reserve Chair, Janet Yellen, and ECB President, Mario Draghi, respectively noted the commitment of the U.S. to low short-term interest rates and the ECB’s intention to pursue a more active interventionist stance to boost growth and prevent deflation. September and the first part of October subsequently brought notable volatility and losses, but bond trading ultimately ended the year on a strong note. The Partnership generated positive returns in each month of the fourth quarter from its long positions in the rallying Japanese and Canadian bond markets and as its investments proved well-timed to take advantage of the ECB’s first-ever purchases of asset-backed debt, continued deflationary risks, and increased stresses to oil producing countries from falling energy prices.

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

Commodity trading started off the year generating a gain, largely due to short electricity contracts as milder, wetter weather drove prices down. Long exposure to oil and oil derivatives and short gold exposure also returned positive numbers. Energy trading took a hit in February though, with all positions contributing to the loss. Long positions in crude oil, crude oil by-products, and base metals followed the same theme. In March, the commodity allocations also delivered negative performance on the whole, driven predominantly by a long exposure to energy markets. Exposure to crude oil and its derivatives caused the greatest losses as the portfolio was long at the start of the period and suffered as oil prices fell. The portfolio’s exposure was subsequently reduced, and thus, did not participate in some of the upward movement towards the end of the period. Although some profits were obtained through a short allocation to both precious and base metals in April, exposure to wheat and corn detracted from these gains. Conversely, agricultural trading in May posted a gain primarily through long soybeans and short sugar positions. Energies produced slightly negative returns in May with long natural gas adding a loss that short electricity and coat contacts partially offset. In June, short metals added a notable gain as prices of both base and precious metals fell sharply. The reverse was true in July when Chinese growth figures pushed up the price of base metals and precious metals also rose. Short positions in agriculturals similarly generated a loss from increased prices in cocoa, coffee and soya. Commodity trading in August produced mixed results as early gains from long exposures were lost after increased industrial production in China hurt short positions in base metals. September provided similarly mixed results. While short exposure to precious metals suffered losses, agricultural holdings produced positive results overall. High Midwest temperatures threatened to damage soyabean crops and resulted in strong returns from long exposures to soyabeans. Short corn positions further turned out to be profitable from larger-than-expected stockpiles of corn. Returns on energy trades were mixed as Middle East tensions created profit on long holdings of crude oil and oil prices subsequently dropped. Commodity trading in October also produced a loss as volatility in energy markets caused difficulties for directional trading. In contrast, short metal holdings generated positive gains in November after the price of gold and aluminum dropped throughout the month. Long soyabean holdings additionally helped performance as US export demand increase. In the month of December, long crude oil holdings weighed the most on commodity trading profitability after Western countries and Iran reached an agreement over Iran’s nuclear program. The Partnership, however, still benefited from short positions on canola and wheat which sold off strongly through the month. Trading on metals produced mixed results in December.

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

For regulatory purposes, initial margin requirements have been used by the Partnership as the measure of its Value at Risk. For trading and internal risk monitoring purposes, a different approach based on simulated market movements is used. Initial margin requirements include a credit risk factor and a maintenance margin factor and thus overstate the maximum one-day loss reflected by the maintenance margin requirement by the amount of the credit risk factor used in setting initial margin requirements. Maintenance margin requirements are set by dealers, exchanges and OTC clearing counterparties to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers, exchanges and OTC clearing counterparties using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2015. During 2015, the Partnership’s average capitalization was $195,664,056.

Fiscal Year 2015

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,249,968	1.66%	$3,915,734	$2,570,889
Bonds	$4,053,894	2.07%	$5,991,026	$2,359,833
Credit	$2,331,630	1.19%	$5,875,151	$385,675
Currencies	$6,398,178	3.27%	$8,014,125	$4,574,873
Energies	$3,623,534	1.85%	$4,908,356	$2,716,390
Interest rates	$5,057,702	2.58%	$6,305,730	$3,633,402
Metals	$2,299,160	1.18%	$3,448,993	$1,655,725
Stock indices	$6,627,240	3.39%	$12,473,804	$3,654,535
Total	$33,641,306	17.19%	$50,932,919	$21,551,322

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2015.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2014. During 2014, the Partnership’s average capitalization was $184,337,947.

Fiscal Year 2014

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,065,335	1.66%	$3,505,989	$2,598,110
Bonds	$5,751,665	3.12%	$6,509,766	$4,517,993
Credit	$3,153,749	1.71%	$7,124,706	$671,564
Currencies	$5,091,968	2.76%	$5,369,137	$4,842,023
Energy	$3,196,630	1.73%	$3,535,898	$2,848,646
Interest rates	$6,531,261	3.54%	$9,186,362	$3,602,167
Metals	$1,954,477	1.06%	$2,707,026	$1,548,161
Stock indices	$8,124,890	4.41%	$11,240,974	$6,653,711
Total	$36,869,975	19.99%*	$49,179,858	$27,282,375

*	Percentage total does not foot due to rounding.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion of its assets in U.S. government securities (Treasury Bills) and interest-bearing bank accounts. These cash and cash equivalents are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2015 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, UK Sterling, Brazilian Real, Mexican Peso and Singapore Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2015, the Partnership’s primary exposures were in the Dax, Nikkei, Korean Kospi, S&P 500 and Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. The Partnership’s metals market exposure were in aluminum, gold, silver, copper, nickel and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, cotton and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2015.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2015, the main exposures were in crude oil, heating oil, gasoline, natural gas and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2015.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian dollar, British pounds, Swedish krona and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in deposits, U.S. Government Treasury Bills and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e. appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e. appropriate level of liquidity risk) with durations no longer than 1 year.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2015 and 2014. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2015	2015	2015	2015
Interest income*	31,537	19,053	30,477	67,974
Net Realized and Unrealized Gains (Losses)*	(6,354,700)	18,536,601	(25,554,596)	20,236,962
Expenses**	(2,502,238)	(2,356,695)	(2,316,762)	(2,574,744)
Net Income (Loss)	(8,825,401)	16,198,959	(27,840,881)	17,730,192
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 1	(157.28)	283.46	(483.45)	305.87
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	(166.20)	318.86	(512.93)	345.23
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 1	(164.87)	284.33	(488.50)	304.52
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	(166.20)	342.09	(513.13)	341.19

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014
Interest income*	61,165	50,050	37,816	63,785
Net Realized and Unrealized Gains (Losses)*	23,425,830	16,536,931	20,127,865	(3,753,063)
Expenses**	(2,391,747)	(2,149,482)	(2,162,153)	(2,416,361)
Net Income (Loss)	21,095,248	14,437,499	18,003,528	(6,105,639)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 1	359.37	241.22	280.70	(85.64)
Net Income (Loss) Per Unit of Partnership Interest — Class A — Series 2	396.24	269.09	307.94	(81.88)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 1	361.08	241.35	280.73	(85.81)
Net Income (Loss) Per Unit of Partnership Interest — Class B — Series 2	397.49	268.65	301.22	(79.03)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2015.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (the “1992 Framework”). Based on its assessment, management has concluded that, as of December 31, 2015, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president and chief executive officer of the General Partner and Mr. Michael Fagan is the principal financial officer and principal accounting officer of the General Partner. Their biographies are set forth below.

Eric Burl, born January, 1979, is Co-Head of Global Sales at Man Group. Additionally, Eric is a member of the Man Group Executive Committee and Head of Man Americas. He oversees all business and sales activities in North America. Previously he was Head of Managed Accounts at Man Group’s (‘Man’) multi-manager business (which merged with FRM in 2012), where he led the teams responsible for business development, product management and structuring of Man’s proprietary managed account platform. Eric joined Man Investments in 2004 and has held a number of roles in Man’s multi-manager business including Head of structured products, portfolio construction, quantitative analysis and product strategy and business development. Prior to joining Man, Eric spent two years with UBS in London. Eric holds a BA (Hons) in management studies from the University of Nottingham and is CAIA certified.

Michael Fagan, born July 1978, joined Man in May 2014 and is Controller — Middle Office Accounting in the U.S. His main responsibilities are to oversee all accounting and investment management operations for single manager funds. Prior to joining Man, Michael worked at Continental Grain Company / The Arlon Group from 2011, with responsibility for all accounting & reporting aspects of their private equity and hedge funds. Prior to that Michael worked at Clearwater Capital Partners from 2007, a private equity firm focused on the Pan-Asian credit markets. Michael worked in the audit practice at McGladrey & Pullen starting in 2002, where he focused on a wide range of clients, and his career began at the Bank of New York. Michael holds a BS in Accountancy from Providence College. He is a Certified Public Accountant licensed in the State of New York.

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

(i) Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Michael Fagan, the principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Fagan is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c) Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2015, the General Partner’s interest in the Partnership was valued at $642,022 which constituted 0.37% of total partners’ capital.

As of December 31, 2015, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $6,064,897 for the year ended December 31, 2015. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2015. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $2,000,360 in servicing fees for the year ended December 31, 2015. The General Partner’s interest in the Partnership earned net loss of $11,445 for year ended December 31, 2015.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services provided by Ernst & Young, LLP, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2015 and 2014 were approximately $261,750 and $213,100, respectively.

(2) Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young, LLP for the years ended December 31, 2015 and 2014.

(3) Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, advice and planning services for the years ended December 31, 2015 and 2014 were approximately $136,000 and $134,000, respectively.

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

(a)(3) Exhibits as required by Item  601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of President, Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2016.

Title with
Signature	General Partner	Date

/s/ Eric Burl Eric Burl	President, Principal Executive Officer	March 28, 2016

/s/ Michael Fagan Michael Fagan	Principal Financial Officer	March 28, 2016

(Being the President, principal executive officer, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 28, 2016

By	/s/ Eric Burl
Eric Burl
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2015 and 2014, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 28, 2016

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015		December 31, 2014
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$174,586,643		$202,024,664
Due from Man-AHL Diversified Trading Company L.P.	8,590,151		3,211,055
Cash	—		797,660

Total assets	$183,176,794		$206,033,379

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$8,590,151		$2,242,048
Subscriptions received in advance	—		797,660
Management fees payable	932,993		495,882
Servicing fees payable	313,968		166,664
Accrued expenses and other liabilities	238,248		306,461

Total liabilities	10,075,360		4,008,715

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at December 31, 2015 and December 31, 2014)	642,022		653,467
Limited Partners - Class A Series 1 (31,106.90 and 38,626.17 units outstanding at December 31, 2015 and December 31, 2014, respectively)	107,157,136		135,431,809
Limited Partners - Class A Series 2 (4,927.77 and 5,116.21 units outstanding at December 31, 2015 and December 31, 2014, respectively)	18,474,728		19,279,996
Limited Partners - Class B Series 1 (13,548.81 and 13,238.31 units outstanding at December 31, 2015 and December 31, 2014, respectively)	46,673,266		46,416,540
Limited Partners - Class B Series 2 (41.15 and 64.44 units outstanding at December 31, 2015 and December 31, 2014, respectively)	154,282		242,852

Total partners’ capital	173,101,434		202,024,664

Total liabilities and partners’ capital	$183,176,794		$206,033,379

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,444.80		$3,506.22

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,749.11		$3,768.41

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,444.82		$3,506.23

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,749.17	*	$3,768.48	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

	2015	2014	2013
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$149,041	$212,816	$302,588
Other income	60,145	—	—
Brokerage commissions	(880,423)	(692,601)	(871,611)
Interest expense	(58,742)	—	—
Administration fees	(205,475)	—	—
Other expenses	(190,949)	(257,765)	(530,325)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(1,126,403)	(737,550)	(1,099,348)

PARTNERSHIP EXPENSES:
Management fees	5,952,076	5,460,196	8,870,728
Servicing fees	2,000,360	1,918,407	4,507,344
Administration fees	112,821	423,215	441,817
Professional fees	255,005	242,803	225,000
Other expenses	154,733	124,756	157,960

Total partnership expenses	8,474,995	8,169,377	14,202,849

Net investment loss	(9,601,398)	(8,906,927)	(15,302,197)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	22,507,796	50,159,478	(8,414,260)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(15,643,529)	6,178,085	5,816,419

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,864,267	56,337,563	(2,597,841)

NET INCOME (LOSS)	$(2,737,131)	$47,430,636	$(17,900,038)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$(44.88)	$741.76	$(180.42)

CLASS A Series 2	$(12.04)	$852.88	$(67.35)

CLASS B Series 1	$(71.60)	$744.55	$(195.30)

CLASS B Series 2	$(21.95)	$720.96	$598.97

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	37,824.49	43,056.60	74,164.11

CLASS A Series 2	4,987.32	5,530.77	8,516.29

CLASS B Series 1	13,664.08	14,396.92	23,404.35

CLASS B Series 2	56.59	78.68	1,043.52

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

Subscriptions	11,603,946	3,224	—	—	50,000	13	5,213,516	1,442	—	—	16,867,462	4,679
Redemptions	(38,192,640)	(10,743)	—	—	(795,215)	(201)	(3,978,378)	(1,131)	(87,328)	(23)	(43,053,561)	(12,098)
Net income (loss)	(1,685,979)	—	(11,445)	—	(60,053)	—	(978,412)	—	(1,242)	—	(2,737,131)	—

PARTNERS’ CAPITAL
December 31, 2015	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

PARTNERS’ CAPITAL
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

Subscriptions	1,827,850	610	—	—	—	—	1,362,698	449	—	—	3,190,548	1,059
Redemptions	(36,656,169)	(13,122)	—	—	(2,999,033)	(994)	(11,673,718)	(4,202)	(149,218)	(53)	(51,478,138)	(18,371)
Net income (loss)	31,788,784	—	148,800	—	4,717,100	—	10,719,227	—	56,725	—	47,430,636	—

PARTNERS’ CAPITAL
December 31, 2014	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

PARTNERS’ CAPITAL
January 1, 2013	$258,830,984	89,733	$537,590	186	$33,286,088	11,009	$78,224,406	27,119	$8,471,919	2,802	$379,350,987	130,849

Subscriptions	7,410,526	2,558	—	—	3,000,000	1,037	3,248,001	1,137	—	—	13,658,527	4,732
Redemptions	(114,422,486)	(41,153)	—	—	(18,150,602)	(5,936)	(30,893,164)	(11,265)	(8,761,606)	(2,685)	(172,227,858)	(61,039)
Net income (loss)	(13,347,680)	—	(32,923)	—	(573,557)	—	(4,570,910)	—	625,032	—	(17,900,038)	—

PARTNERS’ CAPITAL
December 31, 2013	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,737,131)	$47,430,636	$(17,900,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(12,818,605)	(3,191,974)	(13,659,020)
Sales of investments in Man-AHL Diversified Trading Company L.P.	40,615,394	68,701,389	195,937,770
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(5,737,864)	(55,600,013)	3,697,189
Changes in assets and liabilities:
Management fees payable	437,111	(25,685)	(444,357)
Servicing fees payable	147,304	(98,025)	(227,316)
Accrued expenses and other liabilities	(68,213)	37,345	(14,182)

Net cash provided by operating activities	19,837,996	57,253,673	167,390,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	16,069,802	3,873,208	12,856,686
Payments on redemptions	(36,705,458)	(60,444,221)	(181,093,523)

Net cash used in financing activities	(20,635,656)	(56,571,013)	(168,236,837)

NET INCREASE (DECREASE) IN CASH	(797,660)	682,660	(846,791)

CASH - Beginning of year	797,660	115,000	961,791

CASH - End of year	$—	$797,660	$115,000

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

From December 31, 2014 through March 31, 2015, Citibank N.A. served as the administrator of the Partnership. As of April 1, 2015, The Bank of New York Mellon assumed the role of administrator of the Partnership.

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

At December 31, 2015 and 2014, the Partnership owned 12,823.67 and 15,219.21 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2015 and 2014 was 87.42% and 85.24%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2015, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended December 31, 2015, and 2014, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The Partnership pays a monthly servicing fee to MII, in an amount equal to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. Prior to February 1, 2014, the Partnership paid a monthly servicing fee to MII in an amount equal to 0.1250% (1.5% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and 0.1042% (1.25% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2015 and 2014. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2015, 2014 and 2013.

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

5.     FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other supplemental information for the years ended December 31, 2015, 2014 and 2013:

	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1 2015	Series 2 2015	Series 1 2015	Series 2 2015	Series 1 2014	Series 2 2014	Series 1 2014	Series 2 2014	Series 1 2013	Series 2 2013	Series 1 2013	Series 2 2013
Per unit operating performance:
Beginning net asset value	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09	$2,884.47	$3,023.40	$2,884.48	$3,023.42

Income (loss) from investment operations:
Net investment loss	(175.47)	(138.39)	(174.13)	(140.34)	(144.79)	(114.64)	(144.89)	(114.58)	(148.55)	(119.21)	(148.32)	(125.42)
Net realized and unrealized gains (losses) on trading activities	114.05	119.09	112.72	121.03	943.19	1008.99	943.29	1008.97	(28.10)	(30.13)	(28.33)	(23.91)

Total income (loss) from investment operations	(61.42)	(19.30)	(61.41)	(19.31)	798.40	894.35	798.40	894.39	(176.65)	(149.34)	(176.65)	(149.33)

Ending net asset value	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.01%	3.68%	4.97%	3.73%	5.06%	3.77%	5.06%	3.82%	5.36%	4.11%	5.36%	4.19

Total expenses	5.01%	3.68%	4.97%	3.73%	5.06%	3.77%	5.06%	3.82%	5.36%	4.11%	5.36%	4.19

Net investment loss	(4.90)%	(3.58)%	(4.87)%	(3.62)%	(4.94)%	(3.66)%	(4.94)%	(3.70)%	(5.26)%	(4.01)%	(5.25)%	(4.12)

Total return:
Total return before incentive fees	(1.75)	(0.51)	(1.75)	(0.51)%	29.48%	31.12%	29.48%	31.12%	(6.12)%	(4.94)%	(6.12)%	(4.94)

Total return after incentive fees	(1.75)%	(0.51)%	(1.75)%	(0.51)%	29.48%	31.12%	29.48%	31.12%	(6.12)%	(4.94)%	(6.12)%	(4.94)

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.     SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2015 through the date of filing, limited partner subscriptions totaled $6,870,683 and limited partner redemptions totaled $6,127,652.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2015 and 2014, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 28, 2016

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
ASSETS

Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,974,751	$12,721,046
Net unrealized trading gains on open forward contracts	193,860	3,006,750
Net unrealized trading gains on open swap agreements	1,261,098	3,714,799
Net premiums paid on credit default swap agreements	759,796	2,536,277
Due from brokers	25,752,283	23,052,854

Total equity in trading accounts	29,941,788	45,031,726
Cash and cash equivalents	180,883,999	197,017,472
Interest receivable	—	5,240

Total assets	$210,825,787	$242,054,438

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized trading losses on open futures contracts	$225,855	$—
Net unrealized trading losses on open forward contracts	403,574	—
Net unrealized trading losses on open swap agreements	836,358	633,071
Net premiums received on credit default swap agreements	712,445	—
Redemptions payable	8,590,151	4,215,389
Accrued expenses and other liabilities	351,274	209,504

Total liabilities	11,119,657	5,057,964

PARTNERS’ CAPITAL:
Limited Partners (14,668.74 and 17,853.76 units outstanding at December 31, 2015 and December 31, 2014, respectively)	199,706,130	236,996,474

Total partners’ capital	199,706,130	236,996,474

Total liabilities and partners’ capital	$210,825,787	$242,054,438

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$13,614.40	$13,274.32

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2015		December 31, 2014
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$117,984	0.1	$(613,799)	(0.3)
Currencies	(1,440)	(0.0)	1,454,938	0.6
Energy	(140,307)	(0.1)	(1,029,666)	(0.4)
Indices	(176,089)	(0.1)	1,366,946	0.6
Interest Rates	(371,403)	(0.2)	4,536,253	1.9
Metals	(76,550)	(0.0)	(785,568)	(0.3)

Total futures contracts - long	(647,805)	(0.3)	4,929,104	2.1

FUTURES CONTRACTS - Short:
Agricultural	802,455	0.4	2,680,187	1.1
Currencies	—	—	(15,334)	0.0
Energy	1,401,618	0.7	4,432,307	1.8
Indices	223,760	0.1	81,369	0.0
Interest Rates	17,711	0.0	(53,211)	0.0
Metals	(48,843)	(0.0)	666,624	0.3

Total futures contracts - short	2,396,701	1.2	7,791,942	3.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$1,748,896	0.9	$12,721,046	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$369,549	0.2	$(786,668)	(0.3)
British pounds	(850,089)	(0.4)	(316,880)	(0.1)
Euro	(452,102)	(0.2)	(6,102,903)	(2.6)
Gold bullion	15,747	0.0	(3,629)	0.0
Japanese yen	959,347	0.5	(1,067,450)	(0.5)
New Zealand dollars	381,631	0.2	(11,436)	0.0
Other	(1,883,153)	(0.9)	(8,835,524)	(3.7)

Total forward contracts - long	(1,459,070)	(0.6)	(17,124,490)	(7.2)

FORWARD CONTRACTS - Short:
Australian dollars	(731,725)	(0.4)	1,618,863	0.7
British pounds	1,446,072	0.7	430,058	0.2
Euro	637,614	0.3	7,108,295	3.0
Gold bullion	(123,697)	(0.1)	56,875	0.0
Japanese yen	(1,749,205)	(0.9)	331,972	0.1
New Zealand dollars	(199,712)	(0.1)	(170,623)	0.0
Other	1,970,009	1.0	10,755,800	4.5

Total forward contracts - short	1,249,356	0.5	20,131,240	8.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(209,714)	(0.1)	$3,006,750	1.3

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $712,445 and $3,362,617, as of December 31, 2015 and December 31, 2014, respectively)	$(362,615)	(0.2)	$116,063	0.0
Interest rate swaps	3,878,431	2.0	(6,358,892)	(2.6)

Total swap agreements - long	3,515,816	1.8	(6,242,829)	(2.6)

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $759,796 and $5,898,894, as of December 31, 2015 and December 31, 2014, respectively)	46,934	0.0	(779,303)	(0.3)
Interest rate swaps	(3,138,010)	(1.6)	10,103,860	4.2

Total swap agreements - short	(3,091,076)	(1.6)	9,324,557	3.9

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$424,740	0.2	$3,081,728	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$1,963,922	1.0	$18,809,524	7.9

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

	2015	2014	2013
NET INVESTMENT INCOME:
Interest income	$175,706	$251,243	$363,965
Other income	72,665	—

Total investment income	$248,371	$251,243	$363,965

EXPENSES
Brokerage commissions	1,035,050	819,351	1,049,330
Interest expense - brokers	81,396	36,512	424,325
Administration fees	244,257	10,000	10,000
Professional fees	168,194	209,653	153,624
Other expenses	38,239	48,164	50,888

Total expenses	1,567,136	1,123,680	1,688,167

Net investment income (loss)	(1,318,765)	(872,437)	(1,324,202)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	26,163,513	59,326,465	(9,823,914)
Net change in unrealized gains (losses) on translation of foreign currency	(1,377,844)	2,567,195	(584,288)
Net change in unrealized trading gains (losses) on open contracts/agreements	(16,845,602)	4,582,861	7,811,644

Net gain (loss) on trading activities	7,940,067	66,476,521	(2,596,558)

NET INCOME (LOSS)	$6,621,302	$65,604,084	$(3,920,760)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the year)	$375.99	$3,230.44	$(106.44)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	17,610.22	20,308.07	36,836.25

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854

Subscriptions	17,088,499	1,240	—	—	17,088,499	1,240
Redemptions	(61,000,145)	(4,425)	—	—	(61,000,145)	(4,425)
Net income	6,621,302	—	—	—	6,621,302	—

PARTNERS’ CAPITAL - December 31, 2015	$199,706,130	14,669	$—	—	$199,706,130	14,669

PARTNERS’ CAPITAL - January 1, 2014	$239,185,645	24,398	$—	—	$239,185,645	24,398

Subscriptions	3,191,974	286	—	—	3,191,974	286
Redemptions	(70,985,229)	(6,830)	—	—	(70,985,229)	(6,830)
Net income	65,604,084	—	—	—	65,604,084	—

PARTNERS’ CAPITAL - December 31, 2014	$236,996,474	17,854	$—	—	$236,996,474	17,854

PARTNERS’ CAPITAL - January 1, 2013	$457,308,203	45,937	$—	—	$457,308,203	45,937

Subscriptions	14,792,733	1,478	—	—	14,792,733	1,478
Redemptions	(228,994,531)	(23,017)	—	—	(228,994,531)	(23,017)
Net income	(3,920,760)	—	—	—	(3,920,760)	—

PARTNERS’ CAPITAL - December 31, 2013	$239,185,645	24,398	$—	—	$239,185,645	24,398

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,621,302	$65,604,084	$(3,920,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	16,845,602	(4,582,861)	(7,811,644)
Changes in assets and liabilities:
Due from brokers	(2,699,429)	20,596,255	59,959,273
Interest receivable	5,240	26,430	(31,670)
Net premiums paid on credit default swap agreements	1,776,481	820,839	—
Net premiums received on credit default swap agreements	712,445	(5,175,526)	1,818,410
Accrued expenses and other liabilities	141,770	106,031	(24,622)

Net cash provided by operating activities	23,403,411	77,395,252	49,988,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	17,088,499	3,191,974	14,792,733
Payments on redemptions	(56,625,383)	(84,223,302)	(236,691,331)

Net cash used in financing activities	(39,536,884)	(81,031,328)	(221,898,598)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,133,473)	(3,636,076)	(171,909,611)

CASH AND CASH EQUIVALENTS - Beginning of year	197,017,472	200,653,548	372,563,159

CASH AND CASH EQUIVALENTS - End of year	$180,883,999	$197,017,472	$200,653,548

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

CASH PAID FOR INTEREST DURING THE YEAR:	$81,396	$36,512	$424,325

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $19,062,982 and $4,661,626 as of December 31, 2015 and December 31, 2014, respectively.

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

Realized gains and losses from periodic payments and settlements and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, in the statements of operations. All trading activities are accounted for on a trade-date basis.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, U.S. government securities and bank time deposits with original maturities of 90 days or less, held with The Bank of New York Mellon, Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas. As of December 31, 2015, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A. As of December 31, 2015, the Trading Company holds $160,986,436 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 7, 2016 to February 25, 2016, have a total face value of $161,000,000 and are categorized as level 2 investments.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2015, 2014 and 2013. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the Statement of Operations includes the reversal of amounts previously accrued in conjunction with the bankruptcy of MF Global.

3.    PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2015 and 2014.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2015, 2014 and 2013.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2015 and December 31, 2014, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2015 and December 31, 2014, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,751,908	$4,751,908	$—	$—
Forward contracts	9,835,998	—	9,835,998	—
Swap agreements	23,407,801	—	23,407,801	—

Total Assets	37,995,707	4,751,908	33,243,799	—

Liabilities
Futures contracts	(3,003,012)	(3,003,012)	—	—
Forward contracts	(10,045,712)	—	(10,045,712)	—
Swap agreements	(22,983,061)	—	(22,983,061)	—

Total Liabilities	(36,031,785)	(3,003,012)	(33,028,773)	—

Net Fair Value	$1,963,922	$1,748,896	$215,026	$—

	Fair Value Measurements
Investments	As of December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures contracts	$16,280,363	$16,280,363	$—	$—
Forward contracts	21,126,846	—	21,126,846	—
Swap agreements	14,164,898	—	14,164,898	—

Total Assets	51,572,107	16,280,363	35,291,744	—

Liabilities
Futures contracts	(3,559,317)	(3,559,317)	—	—
Forward contracts	(18,120,096)	—	(18,120,096)	—
Swap agreements	(11,083,170)	—	(11,083,170)	—

Total Liabilities	(32,762,583)	(3,559,317)	(29,203,266)	—

Net Fair Value	$18,809,524	$12,721,046	$6,088,478	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of December 31, 2015 based on the levels assigned at December 31, 2014.

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

As of December 31, 2015 and 2014, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2015		December 31, 2014
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$18,143	$35,000,000	$(527,166)	$200,176,000
101-250	—	—	—	—
251-350	11,024	5,000,000	(193,023)	18,147,000
351-450	—	—	(59,114)	5,000,000
450+	17,767	5,000,000	—	—

Total	$46,934	$45,000,000	$(779,303)	$223,323,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2015 and December 31, 2014, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2015 of each credit default swap where the Trading Company is a seller, ranged between 77 basis points and 471 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2014 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 356 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of December 31, 2015 the Trading Company posted cash collateral of $2,773,209, and as of December 31, 2014, the Trading Company posted cash collateral of $1,424,878, with respective counterparties on these agreements in the normal course of business. As of December 31, 2015, all open credit default swap agreements on selling protection have a maturity date of December 20, 2020. As of December 31, 2014, all open credit default swap agreements on selling protection have a maturity date of December 20, 2019.

During the year ended December 31, 2015, the Trading Company traded 301,603 exchange-traded futures contracts and settled 138,853 forward contracts and 8,395 swap agreements. During the year ended December 31, 2014, the Trading Company traded 424,681 exchange-traded futures contracts and settled 80,482 forward contracts and 6,164 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2015, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2015, may differ from the net liability amounts recorded as of December 31, 2015, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. The counterparty credit risk for centrally cleared swaps is generally lower than for OTC swaps because a clearing organization becomes substituted for each counterparty to a centrally cleared swap, and in effect, guarantees the parties’ performance under the agreement as each party to a trade looks only to the clearing organization for performance of financial obligations. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company. As of December 31, 2015 and December 31, 2014, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	December 31, 2015
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,650,826		$(9,752,591)
Metals		185,172		(293,121)

Total open forward contracts		9,835,998		(10,045,712)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,387,711		(467,272)
Currencies		—		(1,440)
Energy		2,018,239		(756,928)
Indices		530,157		(482,486)
Interest rates		815,801		(1,169,493)
Metals		—		(125,393)

Total open futures contracts		4,751,908		(3,003,012)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		46,934		(362,615)
Interest rates		23,360,867		(22,620,446)

Total open swap agreements		23,407,801		(22,983,061)

Total Derivatives		$37,995,707		$(36,031,785)

	December 31, 2014
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$20,955,092		$(18,105,718)
Metals		171,754		(14,378)

Total open forward contracts		21,126,846		(18,120,096)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		2,914,084		(847,696)
Currencies		1,525,101		(85,497)
Energy		4,525,430		(1,122,789)
Indices		2,010,981		(562,666)
Interest rates		4,631,776		(148,734)
Metals		672,991		(791,935)

Total open futures contracts		16,280,363		(3,559,317)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		268,780		(932,020)
Interest rates		13,896,118		(10,151,150)

Total open swap agreements		14,164,898		(11,083,170)

Total Derivatives		$51,572,107		$(32,762,583)

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2015	2014	2013
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$5,112,659	$17,675,018	$(9,623,503)
Metals	1,370,243	(725,630)	5,808,937

Net realized trading gains (losses) on closed contracts/agreements	$6,482,902	$16,949,388	$(3,814,566)

Currencies	$(1,803,743)	$2,364,843	$(6,114,862)
Metals	(394,292)	(243,862)	1,490,253

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,198,035)	$2,120,981	$(4,624,609)

Futures contracts
Agricultural	$(2,712,508)	$7,758,998	$2,772,389
Currencies	3,126,210	7,208,203	(5,734)
Energy	12,599,917	9,342,665	(13,240,736)
Indices	(1,752,107)	(3,378,143)	35,540,074
Interest rates	5,510,536	22,107,103	(28,206,331)
Metals	1,839,699	(4,099,667)	(1,311,623)

Net realized trading gains (losses) on closed contracts/agreements	$18,611,747	$38,939,159	$(4,451,961)

Agricultural	$(1,259,826)	$1,035,688	$797,998
Currencies	(765,323)	1,662,714	(665,340)
Energy	(2,596,640)	3,146,664	(362,347)
Indices	(750,032)	(7,619,141)	6,889,861
Interest rates	(5,149,364)	5,291,576	(422,893)
Metals	(1,940,105)	(553,973)	2,287,148

Net change in unrealized trading gains (losses) on open contracts/agreements	$(12,461,290)	$2,963,528	$8,524,427

Swap agreements
Credit default swaps	$(4,799,444)	$8,728,409	$2,606,057
Interest rate swaps	4,399,348	(1,163,111)	(4,543,624)

Net realized trading gains (losses) on closed contracts/agreements	$(400,096)	$7,565,298	$(1,937,567)

Credit default swaps	$713,513	$(11,416,347)	$11,512,828
Interest rate swaps	(2,899,790)	10,914,699	(7,601,002)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,186,277)	$(501,648)	$3,911,826

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2015 and 2014, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

ASSETS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$2,630,262	$(1,308,363)	$1,321,899	$—	$—	$1,321,899
Credit Suisse	437,874	(437,874)	—	—	—	—
JPMorgan Chase	1,683,772	(1,030,920)	652,852	—	—	652,852

Total open futures contracts	$4,751,908	$(2,777,157)	$1,974,751	$—	$—	$1,974,751

Open forward contracts
Credit Suisse	$84,057	$(84,057)	$—	$—	$—	$—
Deutsche Bank	4,689,459	(4,689,459)	—	—	—	—
HSBC	2,996,309	(2,996,309)	—	—	—	—
Royal Bank of Scotland	2,066,173	(1,872,313)	193,860	—	—	193,860

Total open forward contracts	$9,835,998	$(9,642,138)	$193,860	$—	$—	$193,860

Open swap agreements
Credit Suisse	$15,793	$(15,793)	$—	$—	$—	$—
Deutsche Bank	12,005,756	(10,744,658)	1,261,098	—	—	1,261,098
JPMorgan Chase	11,386,252	(11,386,252)	—	—	—	—

Total open swap agreements	$23,407,801	$(22,146,703)	$1,261,098	$—	$—	$1,261,098

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$7,294,049	$(1,861,922)	$5,432,127	$—	$—	$5,432,127
Credit Suisse	4,671,620	(1,099,453)	3,572,167	—	—	3,572,167
JPMorgan Chase	4,314,694	(597,942)	3,716,752	—	—	3,716,752

Total open futures contracts	$16,280,363	$(3,559,317)	$12,721,046	$—	$—	$12,721,046

Open forward contracts
Deutsche Bank	$11,008,775	$(9,425,844)	$1,582,931	$—	$—	$1,582,931
Royal Bank of Scotland	10,118,071	(8,694,252)	1,423,819	—	—	1,423,819

Total open forward contracts	$21,126,846	$(18,120,096)	$3,006,750	$—	$—	$3,006,750

Open swap agreements
Credit Suisse	$193,318	$(193,318)	$—	$—	$—	$—
Deutsche Bank	7,607,627	(5,331,662)	2,275,965	—	—	2,275,965
JPMorgan Chase	3,915,054	(2,476,220)	1,438,834	—	—	1,438,834
Royal Bank of Scotland	2,448,899	(2,448,899)	—	—	—	—

Total open swap agreements	$14,164,898	$(10,450,099)	$3,714,799	$—	$—	$3,714,799

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

LIABILITIES

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,308,363	$(1,308,363)	$—	$—	$—	$—
Credit Suisse	663,729	(437,874)	225,855	—	225,855	—
JPMorgan Chase	1,030,920	(1,030,920)	—	—	—	—

Total open futures contracts	$3,003,012	$(2,777,157)	$225,855	$—	$225,855	$—

Open forward contracts
Credit Suisse	$137,157	$(84,057)	$53,100	$—	$53,100	$—
Deutsche Bank	5,034,243	(4,689,459)	344,784	—	344,784	—
HSBC	3,001,999	(2,996,309)	5,690	—	5,690	—
Royal Bank of Scotland	1,872,313	(1,872,313)	—	—	—	—

Total open forward contracts	$10,045,712	$(9,642,138)	$403,574	$—	$403,574	$—

Open swap agreements
Credit Suisse	$115,569	$(15,793)	$99,776	$—	$99,776	$—
Deutsche Bank	10,744,658	(10,744,658)	—	—	—	—
JPMorgan Chase	12,122,834	(11,386,252)	736,582	—	736,582	—

Total open swap agreements	$22,983,061	$(22,146,703)	$836,358	$—	$836,358	$—

As of December 31, 2014
Open futures contracts
Bank of America Merrill Lynch	$1,861,922	$(1,861,922)	$—	$—	$—	$—
Credit Suisse	1,099,453	(1,099,453)	—	—	—	—
JPMorgan Chase	597,942	(597,942)	—	—	—	—

Total open futures contracts	$3,559,317	$(3,559,317)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$9,425,844	$(9,425,844)	$—	$—	$—	$—
Royal Bank of Scotland	8,694,252	(8,694,252)	—	—	—	—

Total open forward contracts	$18,120,096	$(18,120,096)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$749,832	$(193,318)	$556,514	$—	$33,783	$522,731
Deutsche Bank	5,331,662	(5,331,662)	—	—	—	—
JPMorgan Chase	2,476,220	(2,476,220)	—	—	—	—
Royal Bank of Scotland	2,525,456	(2,448,899)	76,557	—	76,557	—

Total open swap agreements	$11,083,170	$(10,450,099)	$633,071	$—	$110,340	$522,731

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

LIABILITIES

Additional Collateral Pledged
As of December 31, 2015
Open futures contracts
Credit Suisse	$5,826,982
Open forward contracts
Deutsche Bank	$3,558,505
HSBC	$2,014,372
Open swap agreements
JPMorgan Chase	$6,197,335

As of December 31, 2014
Open swap agreements
Royal Bank of Scotland	$4,551,286

6.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Per unit operating performance:
Beginning net asset value	$13,274.32	$9,803.63	$9,955.05
Income (loss) from investment operations:
Net investment loss	(75.72)	(43.29)	(36.78)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	415.80	3,513.98	(114.64)

Total income (loss) from investment operations	340.08	3,470.69	(151.42)

Ending net asset value	$13,614.40	$13,274.32	$9,803.63

Ratios to average partners’ capital:
Expenses	0.65%	0.51%	0.47%

Net investment loss	(0.55)%	(0.40)%	(0.37)%

Total return	2.56%	35.40%	(1.52)%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to December 31, 2015 through the date of filing, limited partner subscriptions totaled $7,120,682, and limited partner redemptions totaled $7,744,372.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.