Form 10-Q
period 2016-03-31
MAN AHL DIVERSIFIED I LP
filed 2016-05-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended March 31, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016		December 31, 2015
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$183,099,586		$174,586,643
Due from Man-AHL Diversified Trading Company L.P.	1,313,430		8,590,151

Total assets	$184,413,016		$183,176,794

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,313,430		$8,590,151
Management fees payable	442,723		932,993
Servicing fees payable	149,272		313,968
Accrued expenses and other liabilities	344,825		238,248

Total liabilities	2,250,250		10,075,360

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at March 31, 2016 and December 31, 2015)	677,696		642,022
Limited Partners - Class A Series 1 (31,232.54 and 31,106.90 units outstanding at March 31, 2016 and December 31, 2015, respectively)	113,568,167		107,157,136
Limited Partners - Class A Series 2 (4,927.77 and 4,927.77 units outstanding at March 31, 2016 and December 31, 2015, respectively)	19,562,484		18,474,728
Limited Partners - Class B Series 1 (13,253.01 and 13,548.81 units outstanding at March 31, 2016 and December 31, 2015, respectively)	48,191,053		46,673,266
Limited Partners - Class B Series 2 (41.15 and 41.15 units outstanding at March 31, 2016 and December 31, 2015, respectively)	163,366		154,282

Total partners’ capital	182,162,766		173,101,434

Total liabilities and partners’ capital	$184,413,016		$183,176,794

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,636.21		$3,444.80

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,969.85		$3,749.11

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,636.23		$3,444.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,969.92	*	$3,749.17	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$60,601	$67,974
Brokerage commissions	(200,614)	(204,966)
Interest expense - brokers	(5,901)	—
Administration fees	(85,682)	—
Other expenses	(39,444)	(60,468)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(271,040)	(197,460)

PARTNERSHIP EXPENSES:
Management fees	1,329,353	1,589,967
Servicing fees	447,248	534,333
Administration fees	2,500	105,421
Professional fees	101,250	47,889
Other expenses	25,750	31,700

Total partnership expenses	1,906,101	2,309,310

Net investment loss	(2,177,141)	(2,506,770)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	6,032,891	26,349,101
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	5,775,983	(6,112,139)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	11,808,874	20,236,962

NET INCOME (LOSS)	$9,631,733	$17,730,192

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$189.30	$305.87

CLASS A Series 2	$220.74	$345.23

CLASS B Series 1	$193.51	$304.52

CLASS B Series 2	$220.75	$341.19

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	31,235.98	38,843.98

CLASS A Series 2	4,927.77	5,049.61

CLASS B Series 1	13,549.69	13,410.16

CLASS B Series 2	41.15	64.44

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	6,228,995	1,692	—	—	—	—	641,688	182	—	—	6,870,683	1,874
Redemptions	(5,695,246)	(1,566)	—	—	—	—	(1,745,838)	(478)	—	—	(7,441,084)	(2,044)
Net income (loss)	5,877,282	—	35,674	—	1,087,756	—	2,621,937	—	9,084	—	9,631,733	—

PARTNERS’ CAPITAL
March 31, 2016	$113,568,167	31,233	$677,696	186	$19,562,484	4,928	$48,191,053	13,253	$163,366	41	$182,162,766	49,641

PARTNERS’ CAPITAL
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230
Subscriptions	2,604,375	700	—	—	50,000	13	1,360,162	369	—	—	4,014,537	1,082
Redemptions	(4,029,081)	(1,067)	—	—	(534,826)	(131)	(586,381)	(155)	—	—	(5,150,288)	(1,353)
Net income (loss)	11,824,388	—	56,930	—	1,743,289	—	4,083,599	—	21,986	—	17,730,192	—

PARTNERS’ CAPITAL
March 31, 2015	$145,831,491	38,259	$710,397	186	$20,538,459	4,998	$51,273,920	13,452	$264,838	64	$218,619,105	56,959

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,631,733	$17,730,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(3,750,848)	(4,014,537)
Sales of investments in Man-AHL Diversified Trading Company L.P.	14,052,460	8,161,394
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(11,537,834)	(20,039,502)
Changes in assets and liabilities:
Management fees payable	(490,270)	38,741
Servicing fees payable	(164,696)	12,995
Accrued expenses and other liabilities	106,577	5,811

Net cash provided by operating activities	7,847,122	1,895,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	6,870,683	4,744,177
Payments on redemptions	(14,717,805)	(5,909,631)

Net cash used in financing activities	(7,847,122)	(1,165,454)

NET INCREASE (DECREASE) IN CASH	—	729,640
CASH - Beginning of period	—	797,660

CASH - End of period	$—	$1,527,300

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator, and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

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

At March 31, 2016 and December 31, 2015, the Partnership owned 12,607.59 and 12,823.68 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2016 and December 31, 2015 was 87.91% and 87.42%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2016 and 2015, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March, 31, 2016 and 2015. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2016 and 2015.

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

The following represents the ratios to average limited partners’ capital and other supplemental information for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48

Income (loss) from investment operations:
Net investment loss	(45.07)	(36.12)	(44.85)	(36.16)	(44.76)	(35.25)	(44.73)	(35.16)
Net realized and unrealized gains (losses) on trading activities	236.48	256.86	236.26	256.91	350.22	376.41	350.19	376.32

Total income (loss) from investment operations	191.41	220.74	191.41	220.75	305.46	341.16	305.46	341.16

Ending net asset value	$3,636.21	$3,969.85	$3,636.23	$3,969.92	$3,811.68	$4,109.57	$3,811.69	$4,109.64

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.15%	3.82%	5.12%	3.82%	5.02%	3.71%	5.02%	3.70

Total expenses	5.15%	3.82%	5.12%	3.82%	5.02%	3.71%	5.02%	3.70

Net investment loss	(5.01)%	(3.68)%	(4.99)%	(3.69)%	(4.89)%	(3.58)%	(4.89)%	(3.57)

Total return[2]:
Total return before incentive fees	5.56	5.89	5.56	5.89%	8.71%	9.05%	8.71%	9.05

Total return after incentive fees	5.56%	5.89%	5.56%	5.89%	8.71%	9.05%	8.71%	9.05

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2016, through the date of filing, limited partner subscriptions totaled $1,768,602 and limited partner redemptions totaled $11,416,111.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended March 31, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(Unaudited)	December 31, 2015
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,692,837	$1,974,751
Net unrealized trading gains on open forward contracts	3,537,519	193,860
Net unrealized trading gains on open swap agreements	2,257,814	1,261,098
Net premiums paid on credit default swap agreements	3,279,530	759,796
Due from brokers	22,963,810	25,752,283

Total equity in trading accounts	34,731,510	29,941,788
Cash and cash equivalents	196,669,815	180,883,999

Total assets	$231,401,325	$210,825,787

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$—	$225,855
Net unrealized trading losses on open forward contracts	150,281	403,574
Net unrealized trading losses on open swap agreements	46,241	836,358
Net premiums received on credit default swap agreements	1,154,272	712,445
Due to brokers	19,999,431	—
Redemptions payable	1,313,430	8,590,151
Accrued expenses and other liabilities	447,227	351,274

Total liabilities	23,110,882	11,119,657

PARTNERS’ CAPITAL:
Limited Partners (14,342.15 and 14,668.74 units outstanding at March 31, 2016 and December 31, 2015, respectively)	208,290,443	199,706,130

Total partners’ capital	208,290,443	199,706,130

Total liabilities and partners’ capital	$231,401,325	$210,825,787

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,522.96	$13,614.40

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2016 (Unaudited)		December 31, 2015
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(221,776)	(0.1)	$117,984	0.1
Currencies	—	0.0	(1,440)	(0.0)
Energy	(54,755)	0.0	(140,307)	(0.1)
Indices	102,710	0.0	(176,089)	(0.1)
Interest Rates	1,656,905	0.8	(371,403)	(0.2)
Metals	8,890	0.0	(76,550)	(0.0)

Total futures contracts - long	1,491,974	0.7	(647,805)	(0.3)

FUTURES CONTRACTS - Short:
Agricultural	(6,360)	0.0	802,455	0.4
Currencies	105,502	0.1	—	—
Energy	397,840	0.2	1,401,618	0.7
Indices	705,849	0.3	223,760	0.1
Interest Rates	(29,298)	0.0	17,711	0.0
Metals	27,330	0.0	(48,843)	(0.0)

Total futures contracts - short	1,200,863	0.6	2,396,701	1.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$2,692,837	1.3	$1,748,896	0.9

FORWARD CONTRACTS - Long:
Australian dollars	$2,489,753	1.2	$369,549	0.2
British pounds	317,175	0.2	(850,089)	(0.4)
Euro	3,077,482	1.5	(452,102)	(0.2)
Gold bullion	(149,195)	(0.1)	15,747	0.0
Japanese yen	289,944	0.1	959,347	0.5
New Zealand dollars	310,817	0.1	381,631	0.2
Other	12,552,235	6.0	(1,883,153)	(0.9)

Total forward contracts - long	18,888,211	9.0	(1,459,070)	(0.6)

FORWARD CONTRACTS - Short:
Australian dollars	(1,547,126)	(0.7)	(731,725)	(0.4)
British pounds	(1,566,721)	(0.8)	1,446,072	0.7
Euro	(5,014,734)	(2.4)	637,614	0.3
Gold bullion	(92,739)	0.0	(123,697)	(0.1)
Japanese yen	(271,079)	(0.1)	(1,749,205)	(0.9)
New Zealand dollars	(155,335)	(0.1)	(199,712)	(0.1)
Other	(6,853,239)	(3.3)	1,970,009	1.0

Total forward contracts - short	(15,500,973)	(7.4)	1,249,356	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$3,387,238	1.6	$(209,714)	(0.1)

SWAP AGREEMENTS - Long:
Credit default swaps - centrally cleared (upfront premiums received $1,154,272 and $712,445, as of March 31, 2016 and December 31, 2015, respectively)	$(39,634)	0.0	$(362,615)	(0.2)
Interest rate swaps	7,974,891	3.8	3,878,431	2.0

Total swap agreements - long	7,935,257	3.8	3,515,816	1.8

SWAP AGREEMENTS - Short:
Credit default swaps - centrally cleared (upfront premiums paid $3,279,530 and $759,796 as of March 31, 2016 and December 31, 2015, respectively)	96,811	0.0	46,934	0.0
Interest rate swaps	(5,820,495)	(2.7)	(3,138,010)	(1.6)

Total swap agreements - short	(5,723,684)	(2.7)	(3,091,076)	(1.6)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$2,211,573	1.1	$424,740	0.2

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$8,291,648	4.0	$1,963,922	1.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
NET INVESTMENT INCOME:
Interest income	$68,944	$81,064

Total investment income	68,944	81,064

EXPENSES
Brokerage commissions	228,558	244,445
Interest expense - brokers	6,716	12,659
Administration fees	97,483	2,500
Professional fees	5,138	44,864
Other expenses	39,747	12,094

Total expenses	377,642	316,562

Net investment income (loss)	(308,698)	(235,498)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains on closed contracts/agreements and foreign currency transactions	6,843,075	31,426,925
Net change in unrealized gains (losses) on translation of foreign currency	314,014	2,483,298
Net change in unrealized trading gains (losses) on open contracts/agreements	6,327,726	(9,781,298)

Net gain (loss) on trading activities	13,484,815	24,128,925

NET INCOME (LOSS)	$13,176,117	$23,893,427

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$902.07	$1,318.10

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	14,606.50	18,127.16

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	4,000,847	276	—	—	4,000,847	276
Redemptions	(8,592,651)	(603)	—	—	(8,592,651)	(603)
Net income	13,176,117	—	—	—	13,176,117	—

PARTNERS’ CAPITAL - March 31, 2016	$208,290,443	14,342	$—	—	$208,290,443	14,342

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854
Subscriptions	8,014,537	586	—	—	8,014,537	586
Redemptions	(7,767,476)	(540)	—	—	(7,767,476)	(540)
Net income	23,893,427	—	—	—	23,893,427	—

PARTNERS’ CAPITAL - March 31, 2015	$261,136,962	17,900	$—	—	$261,136,962	17,900

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,176,117	$23,893,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains)/losses on open contracts/agreements	(6,327,726)	9,781,298
Changes in assets and liabilities:
Due from brokers	2,788,473	(14,435,763)
Interest receivable	—	(16,035)
Net premiums paid on credit default swap agreements	(2,519,734)	(6,194,779)
Net premiums received on credit default swap agreements	441,827	—
Due to brokers	19,999,431	—
Accrued expenses and other liabilities	95,953	(36,368)

Net cash provided by operating activities	27,654,341	12,991,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,000,847	8,014,537
Payments on redemptions	(15,869,372)	(9,277,289)

Net cash used in financing activities	(11,868,525)	(1,262,752)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,785,816	11,729,028
CASH AND CASH EQUIVALENTS - Beginning of period	180,883,999	197,017,472

CASH AND CASH EQUIVALENTS - End of period	$196,669,815	$208,746,500

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$6,716	$12,659

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator, and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The personnel of Man Investments Holdings Limited are responsible for implementing the futures and foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc, is the sole shareholder of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

From December 31, 2014 through March 31, 2015, Citibank N.A. served as the administrator of the Trading Company. As of April 1, 2015, The Bank of New York Mellon assumed the role of administrator of the Trading Company.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $4,507,924 and $19,062,982 as of March 31, 2016 and December 31, 2015, respectively.

Due to Broker – Due to broker consists of balances due to The Bank of New York Mellon relating to securities purchased, but not yet settled as of March 31, 2016.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts, U.S. government securities and bank time deposits with original maturities of 90 days or less, held with The Bank of New York Mellon, Citibank N.A., JPMorgan Chase Bank, N.A., Bank of America and BNP Paribas. As of March 31, 2016, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A. As of March 31, 2016, the Trading Company holds $154,991,135 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from April 7, 2016 to May 12, 2016, have a total face value of $155,000,000 and are categorized as level 2 investments.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2016 and 2015. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the three months ended March 31, 2016, and the year ended December 31, 2015.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2016, and the year ended December 31, 2015.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2016 and December 31, 2015, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2016	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,589,746	$4,589,746	$—	$—
Forward contracts	19,381,161	—	19,381,161	—
Swap agreements	15,141,855	—	15,141,855	—

Total Assets	39,112,762	4,589,746	34,523,016	—

Liabilities
Futures contracts	(1,896,909)	(1,896,909)	—	—
Forward contracts	(15,993,923)	—	(15,993,923)	—
Swap agreements	(12,930,282)	—	(12,930,282)	—

Total Liabilities	(30,821,114)	(1,896,909)	(28,924,205)	—

Net Fair Value	$8,291,648	$2,692,837	$5,598,811	$—

	Fair Value Measurements
Investments	As of December 31, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,751,908	$4,751,908	$—	$—
Forward contracts	9,835,998	—	9,835,998	—
Swap agreements	23,407,801	—	23,407,801	—

Total Assets	37,995,707	4,751,908	33,243,799	—

Liabilities
Futures contracts	(3,003,012)	(3,003,012)	—	—
Forward contracts	(10,045,712)	—	(10,045,712)	—
Swap agreements	(22,983,061)	—	(22,983,061)	—

Total Liabilities	(36,031,785)	(3,003,012)	(33,028,773)	—

Net Fair Value	$1,963,922	$1,748,896	$215,026	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of March 31, 2016 based on the levels assigned at December 31, 2015.

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

Futures contracts, forward contracts and swap agreements are recorded on the trade date. Upon entering into futures contracts, forward contracts and swap agreements, the Trading Company may be required to deposit cash or collateral with the brokers. Gains or losses are realized when contracts are matured or closed. Unrealized gains or losses on open contracts and agreements (the difference between contract trade price and fair value) are reported in the statements of financial condition.

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

As of March 31, 2016 and December 31, 2015, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2016		December 31, 2015
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(55,657)	$40,000,000	$18,143	$35,000,000
101-250	—	—	—	—
251-350	(27,194)	5,000,000	11,024	5,000,000
351-450	112,031	10,000,000	—	—
450+	—	—	17,767	5,000,000

Total	$29,180	$55,000,000	$46,934	$45,000,000

	March 31, 2016		December 31, 2015
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$23,344	$70,000,000	$—	$—
101-250	—	—	—	—
251-350	(2,838)	10,000,000	—	—
351-450	47,125	10,000,000	—	—
450+	—	—	—	—

Total	$67,631	$90,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2016 and December 31, 2015, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 73 basis points and 439 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2015 of each credit default swap where the Trading Company is a seller, ranged between 77 basis points and 471 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of performance by the Trading Company. As of March 31, 2016 the Trading Company posted cash collateral of $1,396,319, and as of December 31, 2015, the Trading Company posted cash collateral of $2,773,209, with respective counterparties on these agreements in the normal course of business. As of March 31, 2016, the maturity dates for the open credit default swap agreements on selling protection ranged from December 20, 2020 through June 20, 2021. As of December 31, 2015, all open credit default swap agreements on selling protection have a maturity date of December 20, 2020.

During the three months ended March 31, 2016, the Trading Company traded 60,713 exchange-traded futures contracts and settled 39,360 forward contracts and 1,951 swap agreements. During the three months ended March, 31, 2015, the Trading Company traded 72,450 exchange-traded futures contracts and settled 22,838 forward contracts and 2,112 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts and interest rate swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2016, may differ from the net liability amounts recorded as of March 31, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

For centrally cleared swaps, immediately following execution of the swap agreement, the swap agreement is novated to a central clearing counterparty (the “CCP”) and the Trading Company faces the CCP through a broker. Upon entering into a centrally cleared swap, the Trading Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk profile of the particular swap. The counterparty credit risk for centrally cleared swaps is generally lower than for OTC swaps because a clearing organization becomes substituted for each counterparty to a centrally cleared swap, and in effect, guarantees the parties’ performance under the agreement as each party to a trade looks only to the clearing organization for performance of financial obligations. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company. As of March 31, 2016 and December 31, 2015, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	March 31, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$19,324,304		$(15,695,132)
Metals		56,857		(298,791)

Total open forward contracts		19,381,161		(15,993,923)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		786,877		(1,015,013)
Currencies		105,502		—
Energy		713,542		(370,457)
Indices		1,022,387		(213,828)
Interest rates		1,905,038		(277,431)
Metals		56,400		(20,180)

Total open futures contracts		4,589,746		(1,896,909)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		254,622		(197,445)
Interest rates		14,887,233		(12,732,837)

Total open swap agreements		15,141,855		(12,930,282)

Total Derivatives		$39,112,762		$(30,821,114)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,650,826		$(9,752,591)
Metals		185,172		(293,121)

Total open forward contracts		9,835,998		(10,045,712)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,387,711		(467,272)
Currencies		—		(1,440)
Energy		2,018,239		(756,928)
Indices		530,157		(482,486)
Interest rates		815,801		(1,169,493)
Metals		—		(125,393)

Total open futures contracts		4,751,908		(3,003,012)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		46,934		(362,615)
Interest rates		23,360,867		(22,620,446)

Total open swap agreements		23,407,801		(22,983,061)

Total Derivatives		$37,995,707		$(36,031,785)

The following table presents the impact of derivative instruments on the statements of operations location:

	For the three months ended March 31,
	2016	2015
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(4,254,007)	$10,911,671
Metals	(298,555)	(304,308)

Net realized trading gains (losses) on closed contracts/agreements	$(4,552,562)	$10,607,363

Currencies	$3,694,134	$(3,632,899)
Metals	(97,181)	(538,053)

Net change in unrealized trading gains (losses) on open contracts/agreements	$3,596,953	$(4,170,952)

Futures contracts
Agricultural	$(7,626)	$821,170
Currencies	(81,181)	3,398,986
Energy	3,367,932	1,597,598
Indices	627,470	4,924,823
Interest rates	4,807,629	9,851,825
Metals	222,088	723,857

Net realized trading gains (losses) on closed contracts/agreements	$8,936,312	$21,318,259

Agricultural	$(1,148,575)	$(674,160)
Currencies	(918,225)	(747,189)
Energy	760,888	(1,859,277)
Indices	1,981,298	41,167
Interest rates	106,942	(1,437,476)
Metals	161,613	(1,692,176)

Net change in unrealized trading gains (losses) on open contracts/agreements	$943,941	$(6,369,111)

Swap agreements
Credit default swaps	$674,423	$883,046
Interest rate swaps	1,075,979	2,068,566

Net realized trading gains (losses) on closed contracts/agreements	$1,750,402	$2,951,612

Credit default swaps	$372,859	$223,173
Interest rate swaps	1,413,973	535,592

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,786,832	$758,765

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2016 and December 31, 2015, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

ASSETS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,360,571	$(766,443)	$594,128	$—	$—	$594,128
Credit Suisse	1,703,534	(185,254)	1,518,280	—	—	1,518,280
JPMorgan Chase	1,525,641	(945,212)	580,429	—	—	580,429

Total open futures contracts	$4,589,746	$(1,896,909)	$2,692,837	$—	$—	$2,692,837

Open forward contracts
Credit Suisse	$15,730	$(15,730)	$—	$—	$—	$—
Deutsche Bank	10,028,265	(8,791,081)	1,237,184	—	—	1,237,184
HSBC	6,522,520	(4,391,640)	2,130,880	—	—	2,130,880
Royal Bank of Scotland	2,814,646	(2,645,191)	169,455	—	—	169,455

Total open forward contracts	$19,381,161	$(15,843,642)	$3,537,519	$—	$—	$3,537,519

Open swap agreements
Credit Suisse	$40,344	$(40,344)	$—	$—	$—	$—
Deutsche Bank	8,699,792	(7,469,134)	1,230,658	—	—	1,230,658
JPMorgan Chase	6,401,719	(5,374,563)	1,027,156	—	—	1,027,156

Total open swap agreements	$15,141,855	$(12,884,041)	$2,257,814	$—	$—	$2,257,814

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$2,630,262	$(1,308,363)	$1,321,899	$—	$—	$1,321,899
Credit Suisse	437,874	(437,874)	—	—	—	—
JPMorgan Chase	1,683,772	(1,030,920)	652,852	—	—	652,852

Total open futures contracts	$4,751,908	$(2,777,157)	$1,974,751	$—	$—	$1,974,751

Open forward contracts
Credit Suisse	$84,057	$(84,057)	$—	$—	$—	$—
Deutsche Bank	4,689,459	(4,689,459)	—	—	—	—
HSBC	2,996,309	(2,996,309)	—	—	—	—
Royal Bank of Scotland	2,066,173	(1,872,313)	193,860	—	—	193,860

Total open forward contracts	$9,835,998	$(9,642,138)	$193,860	$—	$—	$193,860

Open swap agreements
Credit Suisse	$15,793	$(15,793)	$—	$—	$—	$—
Deutsche Bank	12,005,756	(10,744,658)	1,261,098	—	—	1,261,098
JPMorgan Chase	11,386,252	(11,386,252)	—	—	—	—

Total open swap agreements	$23,407,801	$(22,146,703)	$1,261,098	$—	$—	$1,261,098

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

LIABILITIES

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$766,443	$(766,443)	$—	$—	$—	$—
Credit Suisse	185,254	(185,254)	—	—	—	—
JPMorgan Chase	945,212	(945,212)	—	—	—	—

Total open futures contracts	$1,896,909	$(1,896,909)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$166,011	$(15,730)	$150,281	$—	$150,281	$—
Deutsche Bank	8,791,081	(8,791,081)	—	—	—	—
HSBC	4,391,640	(4,391,640)	—	—	—	—
Royal Bank of Scotland	2,645,191	(2,645,191)	—	—	—	—

Total open forward contracts	$15,993,923	$(15,843,642)	$150,281	$—	$150,281	$—

Open swap agreements
Credit Suisse	$86,585	$(40,344)	$46,241	$—	$46,241	$—
Deutsche Bank	7,469,134	(7,469,134)	—	—	—	—
JPMorgan Chase	5,374,563	(5,374,563)	—	—	—	—

Total open swap agreements	$12,930,282	$(12,884,041)	$46,241	$—	$46,241	$—

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,308,363	$(1,308,363)	$—	$—	$—	$—
Credit Suisse	663,729	(437,874)	225,855	—	225,855	—
JPMorgan Chase	1,030,920	(1,030,920)	—	—	—	—

Total open futures contracts	$3,003,012	$(2,777,157)	$225,855	$—	$225,855	$—

Open forward contracts
Credit Suisse	$137,157	$(84,057)	$53,100	$—	$53,100	$—
Deutsche Bank	5,034,243	(4,689,459)	344,784	—	344,784	—
HSBC	3,001,999	(2,996,309)	5,690	—	5,690	—
Royal Bank of Scotland	1,872,313	(1,872,313)	—	—	—	—

Total open forward contracts	$10,045,712	$(9,642,138)	$403,574	$—	$403,574	$—

Open swap agreements
Credit Suisse	$115,569	$(15,793)	$99,776	$—	$99,776	$—
Deutsche Bank	10,744,658	(10,744,658)	—	—	—	—
JPMorgan Chase	12,122,834	(11,386,252)	736,582	—	736,582	—

Total open swap agreements	$22,983,061	$(22,146,703)	$836,358	$—	$836,358	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2016
Open forward contracts
Credit Suisse	$4,311,402

As of December 31, 2015
Open futures contracts
Credit Suisse	$5,826,982

Open forward contracts
Deutsche Bank	$3,558,505
HSBC	$2,014,372

Open swap agreements
JPMorgan Chase	$6,197,335

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other supplemental information for the periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Per unit operating performance:
Beginning net asset value	$13,614.40	$13,274.32
Income (loss) from investment operations:
Net investment loss	(21.32)	(13.11)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	929.88	1,327.15

Total income (loss) from investment operations	908.56	1,314.04

Ending net asset value	$14,522.96	$14,588.36

Ratios to average partners’ capital[1]:
Expenses	0.73%	0.51%

Net investment gain/(loss)	(0.60)%	(0.38)%

Total return[2]	6.67%	9.90%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to March 31, 2016 through May 13, 2016, the date of filing, limited partner subscriptions totaled $6,001,600, and limited partner redemptions totaled $12,007,005.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank, N.A. and The Bank of New York Mellon and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end, at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other OTC contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 29, 2016.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2016. The Partnership’s capitalization was $182,162,766 as of March 31, 2016. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$3,557,436	1.95%
Bonds	$3,985,373	2.19%
Credit	$2,245,102	1.23%
Currencies	$5,849,439	3.21%
Energy	$1,897,818	1.04%
Interest rates	$6,295,439	3.46%
Metals	$1,340,819	0.74%
Stock indices	$3,312,852	1.82%
Total*	$28,484,278	15.64%

*	Total amount and percentage do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2016:

31-Mar-16
Ending Equity	$182,162,766

Three months ended March 31, 2016:

Net assets increased $9,061,332 for the three months ended March 31, 2016. This increase was attributable to subscriptions in the amount of $6,870,683, redemptions in the amount of $7,441,084 and a net gain from operations of $9,631,733.

Management Fees of $1,329,353 and servicing fees of $447,248 were paid or accrued, and interest of $60,601 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2016.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2016 were $461,141.

The Partnership generated gains in January with trading in the fixed-income and commodity sectors producing the largest gains. Long positions in French, UK and Japanese bonds were each profitable as the European Central Bank and the Bank of Japan provided renewed support for their respective bond markets. Regarding commodities, the Partnership’s short positions in oil and derivative products served as the strongest performance drivers in light of the further collapse in crude-oil prices which fell intra-month by nearly 30%. These gains outweighed losses sustained from the Partnership’s short positions in gold and corn and long exposure to sugar. In the equity sector, stock markets around the world experienced their worst opening weeks in modern history, and the Partnership’s short positions in most major indices correspondingly produced positive returns. Losses sustained from currency trading, however, served as a mild drag on monthly performance.

In February, the Partnership’s bearish positioning continued to be aligned with the prevailing market sentiment and produced another month of positive returns. The strongest performers for the month included the Partnership’s fixed-income, commodity and equity positions. With respect to fixed income, the Partnership’s long credit-protection positions proved profitable as spreads for investment grade and high-yield indices widened, and a further rally in safe-haven bonds and short interest rate futures benefitted the Partnership’s long exposure to fixed-income instruments. Although the energy markets experienced high volatility during the month, energy trading remained profitable in February with the Partnership’s short exposure to the U.S. natural gas market serving as the biggest positive contributor to performance on account of the accelerating downward slide in natural gas prices. Currency trading, however, continued to produce mild offsetting losses. Despite realizing gains from long positions in Japanese yen and short positions in British pounds, the Euro experienced a sharp intra-month reversal which led to losses for the Partnership’s Euro crosses with respect to several currencies.

Heightened volatility and sharp price reversals, particularly in the commodity and equities markets, resulted in a net loss with respect to the Partnership’s March trading. A sizeable jump in natural gas prices hurt the Partnership’s natural gas shorts. The Partnership’s short positions in soybeans and wheat also sustained losses. Although the Partnership realized profits from its short positions in corn, these gains were outweighed by the Partnership’s overall losses in the grains and energy sectors. The Partnership’s bond trading was also mixed. The Partnership achieved profits from its long positions in Italian and French bond futures, but these gains were outweighed by losses sustained from its long exposure to U.S. Treasuries, gilts and Japanese government bonds. On the positive side, the Partnership’s long positions in the currencies of several emerging economies such as those of Turkey, Brazil and Malaysia were profitable. These gains were offset, however, by losses sustained in the equity markets as rallies in several South Asian markets hurt the Partnership’s shorts in the Kospi and Hang Seng indices.

Period Ended March 31, 2015:

31-Mar-15
Ending Equity	$218,619,105

Three months ended March 31, 2015:

Net assets increased $16,594,441 for the three months ended March 31, 2015. This increase was attributable to subscriptions in the amount of $4,014,537, redemptions in the amount of $5,150,288 and a net gain from operations of $17,730,192.

Management Fees of $1,589,967 and servicing fees of $534,333 were paid or accrued, and interest of $67,974 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2015.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016. As of March 31, 2016, the Partnership’s average quarter-end capitalization was $182,162,766.

Quarter-Ended March 31, 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,557,436	1.95%	$3,557,436	$3,557,436
Bonds	$3,985,373	2.19%	$3,985,373	$3,985,373
Credit	$2,245,102	1.23%	$2,245,102	$2,245,102
Currencies	$5,849,439	3.21%	$5,849,439	$5,849,439
Energies	$1,897,818	1.04%	$1,897,818	$1,897,818
Interest rates	$6,295,439	3.46%	$6,295,439	$6,295,439
Metals	$1,340,819	0.74%	$1,340,819	$1,340,819
Stock indices	$3,312,852	1.82%	$3,312,852	$3,312,852
Total	$28,484,278	15.64%	$28,484,278	$28,484,278

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2016. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the three months ended March 31, 2016.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2016, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, the UK, Australia and Japan. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2016, the Partnership’s primary currency exposures were in the U.S. dollar versus the Turkish Lira, Brazilian Real, Mexican Peso, Swiss Franc, and New Zealand Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2016, the Partnership’s primary exposures were in the S&P 500, Hang Seng, S&P TSX 60, Euro-Stoxx, and H-Shares. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2016, the Partnership’s primary metals market exposures were in gold, aluminum, zinc, platinum and lead.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, sugar, corn, soybeans, and lean hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2016.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2016, the main exposures were in natural gas, heating oil, electricity, gasoline, and crude oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2016.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian Dollar, British Pounds, Swedish Krona and Japanese Yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in U.S. Treasury Bills and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e. appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e. appropriate level of liquidity risk) with durations no longer than 1 year.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by US persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible margin requirements mandated by the CFTC, the Securities and Exchange Commission (the “SEC”) and/or federal prudential regulators. OTC derivative dealers are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments have increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

The CFTC also now requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. If the Trading Company decides to become a direct member of one or more of these exchanges or execution facilities, the Trading Company would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2016, February 2016 and March 2016, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $496,500, $700,000 and $5,032,495, respectively. On the first business day of January 2016, February 2016 and March 2016, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2016, February 2016 and March 2016, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $380,887, $139,702 and $121,099, respectively. On the first business day of January 2016, February 2016 and March 2016, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2016:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2016	$3,388,397	$—	$459,122	$—
February 2016	$1,658,507	$—	$621,626	$—
March 2016	$648,342	$—	$665,090	$—
TOTAL	$5,695,246	$—	$1,745,838	$—

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2014, for the quarterly period ended June 30, 2014, with the Partnership’s Annual Report on Form 10-K.

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified Trading Company L.P., Man Investments (USA) Corp. and AHL Partners LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2016.

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