Form 10-Q
period 2016-06-30
MAN AHL DIVERSIFIED I LP
filed 2016-08-12
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended June 30, 2016 and 2015 (unaudited) and for the six months ended June 30, 2016 and 2015 (unaudited)
(c)	For the six months ended June 30, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (Unaudited)		December 31, 2015
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$158,459,009		$174,586,643
Due from Man-AHL Diversified Trading Company L.P.	936,831		8,590,151

Total assets	$159,395,840		$183,176,794

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$936,831		$8,590,151
Management fees payable	388,914		932,993
Servicing fees payable	130,628		313,968
Accrued expenses and other liabilities	246,637		238,248

Total liabilities	1,703,010		10,075,360

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at June 30, 2016 (Unaudited) and December 31, 2015)	625,006		642,022
Limited Partners - Class A Series 1 (30,792.96 and 31,106.90 units outstanding at June 30, 2016 (Unaudited) and December 31, 2015, respectively)	103,264,281		107,157,136
Limited Partners - Class A Series 2 (2,562.81 and 4,927.77 units outstanding at June 30, 2016 (Unaudited) and December 31, 2015, respectively)	9,412,419		18,474,728
Limited Partners - Class B Series 1 (13,192.10 and 13,548.81 units outstanding at June 30, 2016 (Unaudited) and December 31, 2015, respectively)	44,239,987		46,673,266
Limited Partners - Class B Series 2 (41.15 and 41.15 units outstanding at June 30, 2016 (Unaudited) and December 31, 2015, respectively)	151,137		154,282

Total partners’ capital	157,692,830		173,101,434

Total liabilities and partners’ capital	$159,395,840		$183,176,794

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,353.50		$3,444.80

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,672.69		$3,749.11

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,353.52		$3,444.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,672.76	*	$3,749.17	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$64,711	$30,477	$125,312	$98,451
Other income	—	60,145	—	60,145
Brokerage commissions	(177,754)	(218,055)	(378,368)	(423,021)
Interest expense - brokers	(7,126)	(14,893)	(13,027)	(14,893)
Administration fees	(28,442)	(32,175)	(58,715)	(32,175)
Other expenses	(153,237)	(41,931)	(248,090)	(102,399)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(301,848)	(216,432)	(572,888)	(413,892)

PARTNERSHIP EXPENSES:
Management fees	1,200,168	1,489,749	2,529,521	3,079,716
Servicing fees	402,689	500,639	849,937	1,034,972
Administration fees	2,500	—	5,000	105,421
Professional fees	93,083	25,775	194,333	73,664
Other expenses	25,750	53,690	51,500	85,390

Total partnership expenses	1,724,190	2,069,853	3,630,291	4,379,163

Net investment loss	(2,026,038)	(2,286,285)	(4,203,179)	(4,793,055)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(11,297,531)	(13,497,917)	(5,264,640)	12,851,184
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(625,164)	(12,056,679)	5,150,819	(18,168,818)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(11,922,695)	(25,554,596)	(113,821)	(5,317,634)

NET INCOME (LOSS)	$(13,948,733)	$(27,840,881)	$(4,317,000)	$(10,110,689)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(285.12)	$(483.45)	$(97.41)	$(172.42)

CLASS A Series 2	$(368.02)	$(512.93)	$(32.56)	$(163.02)

CLASS B Series 1	$(281.98)	$(488.50)	$(83.94)	$(193.54)

CLASS B Series 2	$(297.17)	$(513.13)	$(76.43)	$(171.93)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	31,446.41	38,339.10	31,341.19	38,590.15

CLASS A Series 2	3,320.50	4,994.80	4,124.13	5,022.05

CLASS B Series 1	13,293.32	13,737.81	13,421.50	13,574.89

CLASS B Series 2	41.15	64.44	41.15	64.44

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	8,238,002	2,267	—	—	50,000	13	1,515,583	439	—	—	9,803,585	2,719
Redemptions	(9,094,825)	(2,581)	—	—	(8,978,043)	(2,378)	(2,822,321)	(796)	—	—	(20,895,189)	(5,755)
Net income (loss)	(3,036,032)	—	(17,016)	—	(134,266)	—	(1,126,541)	—	(3,145)	—	(4,317,000)	—

PARTNERS’ CAPITAL
June 30, 2016	$103,264,281	30,793	$625,006	186	$9,412,419	2,563	$44,239,987	13,192	$151,137	41	$157,692,830	46,775

PARTNERS’ CAPITAL
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230
Subscriptions	5,401,976	1,451	—	—	50,000	13	3,112,635	843	—	—	8,564,611	2,307
Redemptions	(11,051,270)	(3,039)	—	—	(661,038)	(166)	(883,500)	(242)	—	—	(12,595,808)	(3,447)
Net income (loss)	(6,619,904)	—	(33,710)	—	(818,684)	—	(2,627,311)	—	(11,080)	—	(10,110,689)	—

PARTNERS’ CAPITAL
June 30, 2015	$123,162,611	37,038	$619,757	186	$17,850,274	4,963	$46,018,364	13,839	$231,772	64	$187,882,778	56,090

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,317,000)	$(10,110,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(3,764,098)	(7,481,220)
Sales of investments in Man-AHL Diversified Trading Company L.P.	26,858,343	15,712,359
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	686,709	5,731,526
Changes in assets and liabilities:
Management fees payable	(544,079)	471,617
Servicing fees payable	(183,340)	158,473
Accrued expenses and other liabilities	8,389	(12,555)

Net cash provided by operating activities	18,744,924	4,469,511

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	9,803,585	7,766,951
Payments on redemptions	(28,548,509)	(13,034,122)

Net cash used in financing activities	(18,744,924)	(5,267,171)

NET INCREASE (DECREASE) IN CASH	—	(797,660)
CASH - Beginning of period	—	797,660

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

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

At June 30, 2016 and December 31, 2015, the Partnership owned 11,702.23 and 12,823.68 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2016 and December 31, 2015 was 85.53% and 87.42%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the six months ended June 30, 2016 and 2015, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2016 and 2015. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2016 and 2015.

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

The following represents the ratios to average limited partners’ capital and other information for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30, 2016				For the three months ended June 30, 2015
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,636.21	$3,969.85	$3,636.23	$3,969.92	$3,811.68	$4,109.57	$3,811.69	$4,109.64

Income (loss) from investment operations:
Net investment loss	(42.84)	(39.39)	(42.62)	(34.70)	(41.17)	(31.99)	(40.99)	(32.01)
Net realized and unrealized gains (losses) on trading activities	(239.87)	(257.77)	(240.09)	(262.46)	(445.17)	(481.10)	(445.35)	(481.08)

Total income (loss) from investment operations	(282.71)	(297.16)	(282.71)	(297.16)	(486.34)	(513.09)	(486.34)	(513.09)

Ending net asset value	$3,353.50	$3,672.69	$3,353.52	$3,672.76	$3,325.34	$3,596.48	$3,325.35	$3,596.55

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.13%	4.34%	5.11%	3.84%	4.73%	3.45%	4.71%	3.45%

Total expenses	5.13%	4.34%	5.11%	3.84%	4.73%	3.45%	4.71%	3.45%

Net investment loss	(4.98)%	(4.14)%	(4.95)%	(3.69)%	(4.55)%	(3.28)%	(4.54)%	(3.27)%

Total return[2]:
Total return before incentive fees	(7.77)%	(7.49)%	(7.77)%	(7.49)%	(12.76)%	(12.49)%	(12.76)%	(12.49)%

Total return after incentive fees	(7.77)%	(7.49)%	(7.77)%	(7.49)%	(12.76)%	(12.49)%	(12.76)%	(12.49)%

	For the six months ended June 30, 2016				For the six months ended June 30, 2015
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48

Income (loss) from investment operations:
Net investment loss	(87.68)	(77.21)	(87.37)	(70.86)	(86.09)	(67.24)	(85.69)	(67.08)
Net realized and unrealized gains (losses) on trading activities	(3.62)	0.79	(3.93)	(5.55)	(94.79)	(104.69)	(95.19)	(104.85)

Total income (loss) from investment operations	(91.30)	(76.42)	(91.30)	(76.41)	(180.88)	(171.93)	(180.88)	(171.93)

Ending net asset value	$3,353.50	$3,672.69	$3,353.52	$3,672.76	$3,325.34	$3,596.48	$3,325.35	$3,596.55

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.15%	4.17%	5.13%	3.85%	4.88%	3.58%	4.86%	3.57%

Total expenses	5.15%	4.17%	5.13%	3.85%	4.88%	3.58%	4.86%	3.57%

Net investment loss	(5.01)%	(4.00)%	(4.99)%	(3.71)%	(4.73)%	(3.43)%	(4.71)%	(3.42)%

Total return[2]:
Total return before incentive fees	(2.65)%	(2.04)%	(2.65)%	(2.04)%	(5.16)%	(4.56)%	(5.16)%	(4.56)%

Total return after incentive fees	(2.65)%	(2.04)%	(2.65)%	(2.04)%	(5.16)%	(4.56)%	(5.16)%	(4.56)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2016, through the date of filing, limited partner subscriptions totaled $1,191,572 and limited partner redemptions totaled $849,442.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended June 30, 2016 and 2015 (unaudited) and for the six months ended June 30, 2016 and 2015 (unaudited)
(c)	For the six months ended June 30, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$4,988,422	$1,974,751
Net unrealized trading gains on open forward contracts	1,278,549	193,860
Net unrealized trading gains on open swap agreements	3,170,653	1,261,098
Net premiums paid on credit default swap agreements	832,488	759,796
Due from brokers	14,230,786	25,752,283

Total equity in trading accounts	24,500,898	29,941,788
Cash and cash equivalents	164,408,660	180,883,999

Total assets	$188,909,558	$210,825,787

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$—	$225,855
Net unrealized trading losses on open forward contracts	1,318,051	403,574
Net unrealized trading losses on open swap agreements	269,607	836,358
Net premiums received on credit default swap agreements	775,801	712,445
Due to brokers	86,896	—
Redemptions payable	936,831	8,590,151
Accrued expenses and other liabilities	257,890	351,274

Total liabilities	3,645,076	11,119,657

PARTNERS’ CAPITAL:
Limited Partners (13,681.82 and 14,668.74 units outstanding at June 30, 2016 and December 31, 2015, respectively)	185,264,482	199,706,130

Total partners’ capital	185,264,482	199,706,130

Total liabilities and partners’ capital	$188,909,558	$210,825,787

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$13,540.92	$13,614.40

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2016 (Unaudited)		December 31, 2015
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$625,580	0.3	$117,984	0.1
Currencies	(1,368)	(0.0)	(1,440)	(0.0)
Energy	184,221	0.1	(140,307)	(0.1)
Indices	195,679	0.1	(176,089)	(0.1)
Interest Rates	3,555,634	2.0	(371,403)	(0.2)
Metals	8,230	0.0	(76,550)	(0.0)

Total futures contracts - long	4,567,976	2.5	(647,805)	(0.3)

FUTURES CONTRACTS - Short:
Agricultural	346,629	0.2	802,455	0.4
Energy	257,548	0.1	1,401,618	0.7
Indices	(101,107)	(0.1)	223,760	0.1
Interest Rates	(18,164)	(0.0)	17,711	0.0
Metals	(64,460)	(0.0)	(48,843)	(0.0)

Total futures contracts - short	420,446	0.2	2,396,701	1.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$4,988,422	2.7	$1,748,896	0.9

FORWARD CONTRACTS - Long:
Australian dollars	$213,862	0.1	$369,549	0.2
British pounds	(2,597,121)	(1.3)	(850,089)	(0.4)
Euro	(1,093,149)	(0.6)	(452,102)	(0.2)
Gold bullion	770,058	0.4	15,747	0.0
Japanese yen	1,721,386	0.9	959,347	0.5
New Zealand dollars	837,807	0.5	381,631	0.2
Other	797,871	0.4	(1,883,153)	(0.9)

Total forward contracts - long	650,714	0.4	(1,459,070)	(0.6)

FORWARD CONTRACTS - Short:
Australian dollars	(1,059,025)	(0.6)	(731,725)	(0.4)
British pounds	2,120,641	1.1	1,446,072	0.7
Euro	1,995,795	1.1	637,614	0.3
Gold bullion	(312,262)	(0.2)	(123,697)	(0.1)
Japanese yen	(1,311,896)	(0.7)	(1,749,205)	(0.9)
New Zealand dollars	(343,076)	(0.2)	(199,712)	(0.1)
Other	(1,780,393)	(0.9)	1,970,009	1.0

Total forward contracts - short	(690,216)	(0.4)	1,249,356	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(39,502)	(0.0)	$(209,714)	(0.1)

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $775,801 and $712,445, as of June 30, 2016 and December 31, 2015, respectively)	$(538,948)	(0.3)	$(362,615)	(0.2)
Interest rate swaps	11,427,285	6.2	3,878,431	2.0

Total swap agreements - long	10,888,337	5.9	3,515,816	1.8

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $832,488 and $759,796 as of June 30, 2016 and December 31, 2015, respectively)	401,006	0.2	46,934	0.0
Interest rate swaps	(8,388,297)	(4.6)	(3,138,010)	(1.6)

Total swap agreements - short	(7,987,291)	(4.4)	(3,091,076)	(1.6)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$2,901,046	1.5	$424,740	0.2

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$7,849,966	4.2	$1,963,922	1.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
NET INVESTMENT INCOME:
Interest income	$75,350	$36,306	$144,294	$117,370
Other income	—	72,665	—	72,665

Total investment income	$75,350	$108,971	$144,294	$190,035

EXPENSES
Brokerage commissions	206,953	259,920	435,511	504,365
Interest expense - brokers	8,301	17,927	15,017	30,586
Administration fees	33,109	42,907	67,592	45,407
Professional fees	140,804	38,250	208,942	83,114
Other expenses	37,750	8,059	77,497	20,153

Total expenses	426,917	367,063	804,559	683,625

Net investment income (loss)	(351,567)	(258,092)	(660,265)	(493,590)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(13,104,964)	(16,077,566)	(6,261,889)	15,349,359
Net change in unrealized gains (losses) on translation of foreign currency	(288,928)	994,826	25,086	3,478,124
Net change in unrealized trading gains (losses) on open contracts/agreements	(441,682)	(15,363,510)	5,886,044	(25,144,808)

Net gain (loss) on trading activities	(13,835,574)	(30,446,250)	(350,759)	(6,317,325)

NET INCOME (LOSS)	$(14,187,141)	$(30,704,342)	$(1,011,024)	$(6,810,915)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(985.21)	$(1,714.94)	$(69.71)	$(378.07)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	14,400.14	17,904.06	14,503.32	18,014.99

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	8,590,112	593	—	—	8,590,112	593
Redemptions	(22,020,736)	(1,580)	—	—	(22,020,736)	(1,580)
Net income (loss)	(1,011,024)	—	—	—	(1,011,024)	—

PARTNERS’ CAPITAL - June 30, 2016	$185,264,482	13,682	$—	—	$185,264,482	13,682

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854
Subscriptions	11,751,115	848	—	—	11,751,115	848
Redemptions	(17,077,546)	(1,224)	—	—	(17,077,546)	(1,224)
Net income (loss)	(6,810,915)	—	—	—	(6,810,915)	—

PARTNERS’ CAPITAL - June 30, 2015	$224,859,128	17,478	$—	—	$224,859,128	17,478

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,011,024)	$(6,810,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains)/losses on open contracts/agreements	(5,886,044)	25,144,808
Changes in assets and liabilities:
Due from brokers	11,521,497	(14,310,187)
Interest receivable	—	(6,724)
Net premiums paid on credit default swap agreements	(72,692)	2,536,277
Net premiums received on credit default swap agreements	63,356	129,545
Due to brokers	86,896	—
Accrued expenses and other liabilities	(93,384)	(44,646)

Net cash provided by operating activities	4,608,605	6,638,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	8,590,112	11,751,115
Payments on redemptions	(29,674,056)	(18,562,995)

Net cash used in financing activities	(21,083,944)	(6,811,880)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,475,339)	(173,722)
CASH AND CASH EQUIVALENTS - Beginning of period	180,883,999	197,017,472

CASH AND CASH EQUIVALENTS - End of period	$164,408,660	$196,843,750

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$8,301	$30,586

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

AHL Partners LLP (the “Advisor”), a limited liability partnership incorporated in England and Wales, acts as the trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The personnel of Man Investments Holdings Limited are responsible for implementing the futures and foreign currency forward trading component of the AHL Diversified Program on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $5,911,124 and $19,062,982 as of June 30, 2016 and December 31, 2015, respectively.

Due to Broker – Due to broker consists of balances due to The Bank of New York Mellon relating to securities purchased, but not yet settled as of June 30, 2016.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2016, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A. As of June 30, 2016, the Trading Company holds $144,983,508 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from July 7, 2016 to August 18, 2016, have a total face value of $145,000,000. As of December 31, 2015, the Trading Company holds $160,986,436 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 7, 2016 to February 25, 2016, have a total face value of $161,000,000. As of June 30, 2016 and December 31, 2015, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the six months ended June 30, 2016 and 2015. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

New Accounting Pronouncement — In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15). The pronouncement determines management’s responsibility regarding assessment of the Fund’s ability to continue as a going concern, even if the Partnership’s liquidation is not imminent. Currently, no similar guidance exists. Under this guidance, during each period in which financial statements are prepared, management needs to evaluate whether there are conditions or events that, in aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt exists if these conditions or events indicate that the Partnership will be unable to meet its obligations as they become due. If such conditions or events exist, management should develop a plan to mitigate or alleviate these conditions or events. Regardless of management’s plan to mitigate, certain disclosures must be made in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016, however, early adoption is permitted. The Partnership is currently evaluating the impact the update will have on the Partnership’s financial statements.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the six months ended June 30, 2016, and the year ended December 31, 2015.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the six months ended June 30, 2016, and the year ended December 31, 2015.

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

As of June 30, 2016, all redemptions payable recorded on the statements of financial condition are due to Man-AHL Diversified I L.P.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2016 and December 31, 2015, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2016	Level 1	Level 2	Level 3
Assets
Futures contracts	$5,930,402	$5,930,402	$—	$—
Forward contracts	13,229,681	—	13,229,681	—
Swap agreements	15,624,124	—	15,624,124	—

Total Assets	34,784,207	5,930,402	28,853,805	—

Liabilities
Futures contracts	(941,980)	(941,980)	—	—
Forward contracts	(13,269,183)	—	(13,269,183)	—
Swap agreements	(12,723,078)	—	(12,723,078)	—

Total Liabilities	(26,934,241)	(941,980)	(25,992,261)	—

Net Fair Value	$7,849,966	$4,988,422	$2,861,544	$—

	Fair Value Measurements
Investments	As of December 31, 2015	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,751,908	$4,751,908	$—	$—
Forward contracts	9,835,998	—	9,835,998	—
Swap agreements	23,407,801	—	23,407,801	—

Total Assets	37,995,707	4,751,908	33,243,799	—

Liabilities
Futures contracts	(3,003,012)	(3,003,012)	—	—
Forward contracts	(10,045,712)	—	(10,045,712)	—
Swap agreements	(22,983,061)	—	(22,983,061)	—

Total Liabilities	(36,031,785)	(3,003,012)	(33,028,773)	—

Net Fair Value	$1,963,922	$1,748,896	$215,026	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of June 30, 2016 based on the levels assigned at December 31, 2015.

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

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains (losses) on closed contracts/agreements in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) closing transaction and the Trading Company’s basis in the contract, if any.

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

As of June 30, 2016 and December 31, 2015, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2016		December 31, 2015
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$116,336	$70,000,000	$18,143	$35,000,000
101-250	—	—	—	—
251-350	—	—	11,024	5,000,000
351-450	284,670	15,000,000	—	—
450+	—	—	17,767	5,000,000

Total	$401,006	$85,000,000	$46,934	$45,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2016 and December 31, 2015, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2016 of each credit default swap where the Trading Company is a seller, ranged between 78 basis points and 424 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2015 of each credit default swap where the Trading Company is a seller, ranged between 77 basis points and 471 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of June 30, 2016 the Trading Company posted cash collateral of $1,928,051, and as of December 31, 2015, the Trading Company posted cash collateral of $2,773,209, with respective counterparties on these agreements in the normal course of business. As of June 30, 2016, the maturity date for all open credit default swap agreements on selling protection was June 20, 2021. As of December 31, 2015, all open credit default swap agreements on selling protection have a maturity date of December 20, 2020.

During the three months ended June 30, 2016, the Trading Company traded 66,364 exchange-traded futures contracts and settled 43,992 forward contracts and 1,852 swap agreements. During the six months ended June 30, 2016, the Trading Company traded 127,077 exchange-traded futures contracts and settled 83,352 forward contracts and 3,803 swap agreements. During the three months ended June 30, 2015, the Trading Company traded 78,310 exchange-traded futures contracts and settled 37,659 forward contracts and 1,891 swap agreements. During the six months ended June 30, 2015, the Trading Company traded 150,760 exchange-traded futures contracts and settled 60,497 forward contracts and 4,003 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts and interest rate swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2016, may differ from the net liability amounts recorded as of June 30, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2016 and December 31, 2015, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	June 30, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$12,457,577		$(12,954,875)
Metals		772,104		(314,308)

Total open forward contracts		13,229,681		(13,269,183)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,428,469		(456,260)
Currencies		—		(1,368)
Energy		600,139		(158,370)
Indices		326,213		(231,641)
Interest rates		3,567,326		(29,856)
Metals		8,255		(64,485)

Total open futures contracts		5,930,402		(941,980)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		469,033		(606,975)
Interest rates		15,155,091		(12,116,103)

Total open swap agreements		15,624,124		(12,723,078)

Total Derivatives		$34,784,207		$(26,934,241)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,650,826		$(9,752,591)
Metals		185,172		(293,121)

Total open forward contracts		9,835,998		(10,045,712)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,387,711		(467,272)
Currencies		—		(1,440)
Energy		2,018,239		(756,928)
Indices		530,157		(482,486)
Interest rates		815,801		(1,169,493)
Metals		—		(125,393)

Total open futures contracts		4,751,908		(3,003,012)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		46,934		(362,615)
Interest rates		23,360,867		(22,620,446)

Total open swap agreements		23,407,801		(22,983,061)

Total Derivatives		$37,995,707		$(36,031,785)

The following table presents the impact of derivative instruments on the statements of operations location:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(1,680,975)	$(9,694,670)	$(5,934,982)	$1,217,001
Metals	(1,178,612)	(1,720,573)	(1,477,167)	(2,024,881)

Net realized trading gains (losses) on closed contracts/agreements	$(2,859,587)	$(11,415,243)	$(7,412,149)	$(807,880)

Currencies	$(3,694,134)	$423,950	$—	$(3,208,949)
Metals	267,393	549,190	170,212	11,137

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,426,741)	$973,140	$170,212	$(3,197,812)

Futures contracts
Agricultural	$(2,821,970)	$(434,453)	$(2,829,596)	$386,717
Currencies	(18,234)	(104,312)	(99,415)	3,294,675
Energy	(1,696,259)	(2,198,773)	1,671,673	(601,175)
Indices	(5,055,457)	2,385,604	(4,427,987)	7,310,426
Interest rates	966,634	(4,260,003)	5,774,263	5,591,822
Metals	(636,895)	(42,430)	(414,807)	681,427

Net realized trading gains (losses) on closed contracts/agreements	$(9,262,181)	$(4,654,367)	$(325,869)	$16,663,892

Agricultural	$1,200,345	$(4,064,452)	$51,770	$(4,738,612)
Currencies	98,683	(18,308)	(819,542)	(765,497)
Energy	(713,987)	(2,114,028)	46,901	(3,973,305)
Indices	1,909,864	(2,930,267)	3,891,162	(2,889,100)
Interest rates	(106,870)	(3,547,777)	72	(4,985,253)
Metals	(92,450)	315,632	69,163	(1,376,544)

Net change in unrealized trading gains (losses) on open contracts/agreements	$2,295,585	$(12,359,200)	$3,239,526	$(18,728,311)

Swap agreements
Credit default swaps	$(1,457,479)	$(2,155,332)	$(783,056)	$(1,272,286)
Interest rate swaps	539,093	1,798,658	1,615,072	3,867,224

Net realized trading gains (losses) on closed contracts/agreements	$(918,386)	$(356,674)	$832,016	$2,594,938

Credit default swaps	$(195,120)	$213,011	$177,739	$436,184
Interest rate swaps	884,594	(4,190,461)	2,298,567	(3,654,869)

Net change in unrealized trading gains (losses) on open contracts/agreements	$689,474	$(3,977,450)	$2,476,306	$(3,218,685)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2016 and December 31, 2015, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

ASSETS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 30, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,890,261	$(522,438)	$1,367,823	$—	$—	$1,367,823
Credit Suisse	1,307,195	(91,659)	1,215,536	—	—	1,215,536
JPMorgan Chase	2,732,946	(327,883)	2,405,063	—	—	2,405,063

Total open futures contracts	$5,930,402	$(941,980)	$4,988,422	$—	$—	$4,988,422

Open forward contracts
Credit Suisse	$252,462	$(135,348)	$117,114	$—	$—	$117,114
Deutsche Bank	4,603,917	(4,411,216)	192,701	—	—	192,701
HSBC	6,460,264	(5,491,530)	968,734	—	—	968,734
Royal Bank of Scotland	1,913,038	(1,913,038)	—	—	—	—

Total open forward contracts	$13,229,681	$(11,951,132)	$1,278,549	$—	$—	$1,278,549

Open swap agreements
Credit Suisse	$31,453	$(31,453)	$—	$—	$—	$—
Deutsche Bank	9,657,792	(8,425,870)	1,231,922	—	—	1,231,922
JPMorgan Chase	5,934,879	(3,996,148)	1,938,731	—	—	1,938,731

Total open swap agreements	$15,624,124	$(12,453,471)	$3,170,653	$—	$—	$3,170,653

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$2,630,262	$(1,308,363)	$1,321,899	$—	$—	$1,321,899
Credit Suisse	437,874	(437,874)	—	—	—	—
JPMorgan Chase	1,683,772	(1,030,920)	652,852	—	—	652,852

Total open futures contracts	$4,751,908	$(2,777,157)	$1,974,751	$—	$—	$1,974,751

Open forward contracts
Credit Suisse	$84,057	$(84,057)	$—	$—	$—	$—
Deutsche Bank	4,689,459	(4,689,459)	—	—	—	—
HSBC	2,996,309	(2,996,309)	—	—	—	—
Royal Bank of Scotland	2,066,173	(1,872,313)	193,860	—	—	193,860

Total open forward contracts	$9,835,998	$(9,642,138)	$193,860	$—	$—	$193,860

Open swap agreements
Credit Suisse	$15,793	$(15,793)	$—	$—	$—	$—
Deutsche Bank	12,005,756	(10,744,658)	1,261,098	—	—	1,261,098
JPMorgan Chase	11,386,252	(11,386,252)	—	—	—	—

Total open swap agreements	$23,407,801	$(22,146,703)	$1,261,098	$—	$—	$1,261,098

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

LIABILITIES

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2016
Open futures contracts
Bank of America Merrill Lynch	$522,438	$(522,438)	$—	$—	$—	$—
Credit Suisse	91,659	(91,659)	—	—	—	—
JPMorgan Chase	327,883	(327,883)	—	—	—	—

Total open futures contracts	$941,980	$(941,980)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$135,348	$(135,348)	$—	$—	$—	$—
Deutsche Bank	4,411,216	(4,411,216)	—	—	—	—
HSBC	5,491,530	(5,491,530)	—	—	—	—
Royal Bank of Scotland	3,231,089	(1,913,038)	1,318,051	—	1,318,051	—

Total open forward contracts	$13,269,183	$(11,951,132)	$1,318,051	$—	$1,318,051	$—

Open swap agreements
Credit Suisse	$301,060	$(31,453)	$269,607	$—	$269,607	$—
Deutsche Bank	8,425,870	(8,425,870)	—	—	—	—
JPMorgan Chase	3,996,148	(3,996,148)	—	—	—	—

Total open swap agreements	$12,723,078	$(12,453,471)	$269,607	$—	$269,607	$—

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,308,363	$(1,308,363)	$—	$—	$—	$—
Credit Suisse	663,729	(437,874)	225,855	—	225,855	—
JPMorgan Chase	1,030,920	(1,030,920)	—	—	—	—

Total open futures contracts	$3,003,012	$(2,777,157)	$225,855	$—	$225,855	$—

Open forward contracts
Credit Suisse	$137,157	$(84,057)	$53,100	$—	$53,100	$—
Deutsche Bank	5,034,243	(4,689,459)	344,784	—	344,784	—
HSBC	3,001,999	(2,996,309)	5,690	—	5,690	—
Royal Bank of Scotland	1,872,313	(1,872,313)	—	—	—	—

Total open forward contracts	$10,045,712	$(9,642,138)	$403,574	$—	$403,574	$—

Open swap agreements
Credit Suisse	$115,569	$(15,793)	$99,776	$—	$99,776	$—
Deutsche Bank	10,744,658	(10,744,658)	—	—	—	—
JPMorgan Chase	12,122,834	(11,386,252)	736,582	—	736,582	—

Total open swap agreements	$22,983,061	$(22,146,703)	$836,358	$—	$836,358	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2016
Open forward contracts
Royal Bank of Scotland	$970,195

Open swap agreements
Credit Suisse	$3,353,271

As of December 31, 2015
Open futures contracts
Credit Suisse	$5,826,982

Open forward contracts
Deutsche Bank	$3,558,505
HSBC	$2,014,372

Open swap agreements
JPMorgan Chase	$6,197,335

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the periods ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Per unit operating performance:
Beginning net asset value	$14,522.96	$14,588.36	$13,614.40	$13,274.32
Income (loss) from investment operations:
Net investment loss	(24.86)	(14.51)	(46.16)	(27.65)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(957.18)	(1,708.27)	(27.32)	(381.09)

Total income (loss) from investment operations	(982.04)	(1,722.78)	(73.48)	(408.74)

Ending net asset value	$13,540.92	$12,865.58	$13,540.92	$12,865.58

Ratios to average partners’ capital[1]:
Expenses	0.87%	0.59%	0.57%	0.55%

Net investment gain/(loss)	(0.72)%	(0.42)%	(0.45)%	(0.40)%

Total return[2]	(6.76)%	(11.81)%	(0.54)%	(3.08)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to June 30, 2016 through August 12, 2016, the date of filing, limited partner subscriptions totaled $1,291,572, and limited partner redemptions totaled $849,442.

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

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Trading Advisor”). The Trading Advisor also serves as the Partnership’s commodity pool operator. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver substantial capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program is proprietary and confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading through the Trading Company. Past performance is not necessarily indicative of its future results. Man Investments (USA) Corp., the general partner of the Partnership (the “General Partner”) does believe, however, that there are certain market conditions, for example, markets with pronounced price trends, in which the Partnership has a greater likelihood of being profitable than in other market environments.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with Citibank, N.A. and The Bank of New York Mellon and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other over-the-counter (“OTC”) contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 29, 2016.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2016. The Partnership’s capitalization was $157,692,830 as of June 30, 2016. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,350,305	1.49%
Bonds	$3,218,057	2.04%
Credit	$918,905	0.58%
Currencies	$3,732,452	2.37%
Energy	$1,844,730	1.17%
Interest rates	$5,129,550	3.25%
Metals	$819,024	0.52%
Stock indices	$2,069,125	1.31%
Total	$20,082,148	12.73%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2016:

30-June-16
Ending Equity	$157,692,830

Six months ended June 30, 2016:

Net assets decreased $15,408,604 for the six months ended June 30, 2016. This decrease was attributable to subscriptions in the amount of $9,803,585, redemptions in the amount of $20,895,189 and a net loss from operations of $4,317,000.

Management fees of $2,529,521 and servicing fees of $849,937 were paid or accrued, and interest of $13,027 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2016.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2016 were $936,006.

Three months ended June 30, 2016:

Net assets decreased $24,469,936 for the three months ended June 30, 2016. This decrease was attributable to subscriptions in the amount of $2,932,902, redemptions in the amount of $13,454,105 and a net loss from operations of $13,948,733.

Management Fees of $1,200,136 and servicing fees of $402,689 were paid or accrued, and interest of $7,126 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2016.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2016 were $480,766.

April proved to be a difficult month for almost all of the Partnership’s asset classes with some of the largest losses attributable to the sharp trend reversals in the commodities, bonds and currency markets. The Partnership’s short positions in agricultural commodities served as the Partnership’s loss leader for the month, with trading in the equity and fixed-income markets also producing modest losses. Foreign currency trading performance was more mixed with long positions in emerging markets such as Brazil, Turkey and Columbia providing gains while trading in more developed markets generated losses. The Partnership also saw gains on its long positions in Canadian Dollars as well as its shorts on the U.S. dollar index which fell to its lowest level since January 2015, however, these gains were offset by losses sustained on long positions in the Australian Dollar as well as long exposure to the Euro as measured against the British Pound. Fixed income trading further produced losses as yields on longer-maturity instruments in developed markets, such as Italian BTPs, UK Gilts and U.S. Treasuries, rose against the Fund’s long positions.

The Partnership’s trading in May continued to produce losses as returns in all asset classes were negative. This month, the Partnership’s currency positions generated the largest portion of the month’s negative trading returns with the Turkish Lira falling more than 5% in a two-day period against the U.S. dollar. With respect to fixed income, losses sustained from a large selloff in a number of fixed income instruments during the second half of the month overshadowed earlier gains from the relatively strong performance of the Partnership’s long exposure to UK Gilts. Trading in the equity markets was equally lackluster as the Partnership’s profitable short volatility position in the VIX index was insufficient to outrun the negative equity returns experienced earlier in the month. Commodity trading was equally mixed. Although realizing gains from its long positions in sugar and soyameal, whose prices rallied throughout the month, the Partnership sustained losses on its long exposure to precious metals.

Partnership trading results returned to positive territory in June as sizeable gains achieved through its fixed-income trading outweighed modest losses sustained in the equity, currency and credit sectors. In the presence of increased volatility around UK’s referendum on leaving the European Union, the Partnership was well situated to benefit from its safe-haven positions in developed-market bonds and rates as well as precious metals. Equity trading provided offsetting negative returns, however, as the Partnership’s losses on long U.S. positions outweighed gains from short positions in Japan and elsewhere. With respect to the currency market, long positions in Japanese Yen against the Euro benefitted from market aversion towards European currencies, while positions in UK Sterling and Euros against the U.S. dollar correspondingly detracted from these gains. Commodity trading produced positive returns across all sub-sectors, particularly from longs in precious metals and sugar, which in aggregate modestly contributed to the Partnership’s overall positive net performance for the month.

Three months ended March 31, 2016

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016. As of June 30, 2016, the Partnership’s average quarter-end capitalization was $169,927,798.

Quarter-Ended June 30, 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,953,871	1.74%	$3,557,436	$2,350,305
Bonds	$3,601,715	2.12%	$3,985,373	$3,218,057
Credit	$1,582,004	0.93%	$2,245,102	$918,905
Currencies	$4,790,946	2.82%	$5,849,439	$3,732,452
Energies	$1,871,274	1.10%	$1,897,818	$1,844,730
Interest rates	$5,712,495	3.36%	$6,295,439	$5,129,550
Metals	$1,079,922	0.64%	$1,340,819	$819,024
Stock indices	$2,690,989	1.58%	$3,312,852	$2,069,125
Total	$24,283,216	14.29%	$28,484,278	$20,082,148

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2016. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2016.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2016, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2016, the Partnership’s primary currency exposures were in the U.S. dollar versus the Turkish Lira, Brazilian Real, Mexican Peso, Swiss Franc and New Zealand Dollar. The primary exposures in the currency crosses were in the Euro versus Australian Dollar, Euro versus UK Sterling, UK Sterling versus Australian Dollar, Euro versus Swedish Krona and Australian Dollar versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2016, the Partnership’s primary exposures were in the S&P 500, Hang Seng, S&P TSX 60, Euro-Stoxx and H-Shares. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2016, the Partnership’s primary metals market exposures were in gold, aluminum, zinc, platinum and lead.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, sugar, corn, soybeans, and lean hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2016.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2016, the main exposures were in natural gas, heating oil, electricity, gasoline, and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2016.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro, Australian Dollar, British Pounds, Swedish Krona and Japanese Yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in U.S. Treasury Bills and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk) with durations no longer than 1 year.

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

The AHL Diversified Program employs a systematic, statistically based investment strategy that is designed to identify and capitalize on trends and other inefficiencies in markets around the world. Trading signals are generated and executed via a finely tuned trading and implementation infrastructure. This process is quantitative, meaning that investment decisions are entirely driven by mathematical models based on quantitative analysis of historical relationships. Portfolio risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits. The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program is diversified across over 250 markets covering a wide range of sectors including, without limitation, currencies, bonds, energies, stock indices, interest rates, metals and agriculturals. Another important aspect of diversification is the fact that the various models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Model and Data Risk. The Trading Advisor relies heavily on proprietary mathematical quantitative models (each a “Model” and collectively, “Models”) and data developed both by the Trading Advisor and those supplied by third parties (collectively, “Data”) rather than granting trade-by-trade discretion to the Trading Advisor’s investment professionals. In combination, Models and Data are used to construct investment decisions, to value both current and potential investments (including, without limitation, for trading purposes, and for the purposes of determining the Net Asset Value of the Partnership), to provide risk management insights and to assist in hedging the Partnership’s positions and investments. Models and Data are known to have errors, omissions, imperfections and malfunctions (collectively, “System Events”).

The Trading Advisor seeks to reduce the incidence and impact of System Events, to the extent feasible, through a combination of internal testing, simulation, real-time monitoring, use of independent safeguards in the overall portfolio management process and often in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s)—all of which may have materially adverse effects on the Partnership. System Events in third-party provided Data is generally entirely outside of the control of the Trading Advisor.

The research and modeling processes engaged in by the Trading Advisor on behalf of its managed funds is extremely complex and involves the use of financial, economic, econometric and statistical theories, research and modeling; the results of this investment approach must then be translated into computer code. Although the Trading Advisor seeks to hire individuals skilled in each of these functions and to provide appropriate levels of oversight and employ other mitigating measures and processes, the complexity of the individual tasks, the difficulty of integrating such tasks, and the limited ability to perform “real world” testing of the end product, even with simulations and similar methodologies, raise the chances that Model code may contain one or more coding errors, thus potentially resulting in a System Event and further, one or more of such coding errors could adversely affect the Partnership’s investment performance.

The investment strategies of the Trading Advisor are highly reliant on the gathering, cleaning, culling and performing of analysis of large amounts of Data. Accordingly, Models rely heavily on appropriate Data inputs. However, it is impossible and impracticable to factor all relevant, available Data into forecasts, investment decisions and other parameters of the Models. The Trading Advisor will use its discretion to determine what Data to gather with respect to each investment strategy and what subset of that Data the Models take into account to produce forecasts which may have an impact on ultimate investment decisions. In addition, due to the automated nature of Data gathering, the volume and depth of Data available, the complexity and often manual nature of Data cleaning, and the fact that the substantial majority of Data comes from third-party sources, it is inevitable that not all desired and/or relevant Data will be available to, or processed by, the Trading Advisor at all times. Irrespective of the merit, value and/or strength of a particular Model, it will not perform as designed if incorrect Data is fed into it which may lead to a System Event potentially subjecting the Partnership to a loss. Further, even if Data is input correctly, “model prices” anticipated by the Data through the Models may differ substantially from market prices, especially for financial instruments with complex characteristics, such as derivatives, in which the Partnership may invest.

Where incorrect or incomplete Data is available, the Trading Advisor may, and often will, continue to generate forecasts and make investment decisions based on the Data available to it. Additionally, the Trading Advisor may determine that certain available Data, while potentially useful in generating forecasts and/or making investment decisions, is not cost effective to gather due to, among other factors, the technology costs or third-party vendor costs and, in such cases, the Trading Advisor will not utilize such Data. The Trading Advisor has full discretion to select the Data it utilizes. The Trading Advisor may elect to use or may refrain from using any specific Data or type of Data in generating forecasts or making trading decisions with respect to the Models. The Data utilized in generating forecasts or making trading decisions underlying the Models may not be (i) the most accurate data available or (ii) free of errors. The Data set used in connection with the Models is limited. The foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of investing with a quantitative, process-driven, systematic adviser such as the Trading Advisor.

When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Partnership to potential losses and such losses may be compounded over time. For example, by relying on Models and Data, the Trading Advisor may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful and when determining the Net Asset Value of the Partnership, any valuations of the Partnership’s investments that are based on valuation Models may prove to be incorrect. In addition, Models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. Furthermore, in unforeseen or certain low-probability scenarios (often involving a market event or disruption of some kind), Models may produce unexpected results which may or may not be System Events.

Errors in Models and Data are often extremely difficult to detect, and, in the case of Models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events may go undetected for long periods of time and some may never be detected. Finally, the Trading Advisor will detect certain System Events that it chooses, in its sole discretion, not to address or fix, and the third party software will lead to System Events known to the Trading Advisor that it chooses, in its sole discretion, not to address or fix. The degradation or impact caused by these System Events can compound over time. The Trading Advisor generally will not perform a materiality analysis on the potential impact of a System Event. The Trading Advisor believes that the testing and monitoring performed on Models will enable the Trading Advisor to identify and address those System Events that a prudent person managing a quantitative, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events, however there is no guarantee of the success of such processes. Investors should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic investment manager such as the Trading Advisor. Accordingly, the Trading Advisor does not expect to disclose discovered System Events to its investors.

The Partnership will bear the risks associated with the reliance on Models and Data including bearing all losses related to System Events other than in relation to losses arising from the Trading Advisor’s willful misconduct, negligence or breach of fiduciary obligations.

Trade Systems and Execution of Orders. The Trading Advisor relies extensively on computer programs, systems, technology, Data and Models to implement its execution strategies and algorithms. The Trading Advisor’s investment strategies, trading strategies and algorithms depend on its ability to establish and maintain an overall market position in a combination of financial instruments selected by the Trading Advisor. There is a risk that the Trading Advisor’s proprietary algorithmic trading systems may not be able to adequately react to a market event without serious disruption. Further, trading strategies and algorithms may malfunction causing severe losses. While the Trading Advisor has employed tools to allow for human intervention to respond to significant system malfunctions, it cannot be guaranteed that losses will not occur in such circumstances as unforeseen market events and disruptions and execution system issues.

Orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, trading volume surges or systems failures attributable to the Trading Advisor, the Trading Advisor’s counterparties, brokers, dealers, agents or other service providers. In such event, the

Trading Advisor might only be able to acquire or dispose of some, but not all, of the components of such position, or if the overall position were to need adjustment, the Trading Advisor might not be able to make such adjustment. As a result, the Partnership would not be able to achieve the market position selected by the Trading Advisor, which may result in a loss.

Trade Error Risk. The complex execution modalities operated by the Trading Advisor and the speed and volume of trading invariably result in occasional trades being executed which, with the benefit of hindsight, were not required or intended by the execution strategy or occasional trades not being executed when they should have been. To the extent a trade error is caused by counterparty, such as a broker, the Trading Advisor generally, to the extent reasonable and practical, attempts to recover any loss associated with such trade error from such counterparty. To the extent a trade error is caused by the Trading Advisor, a formalized process is in place for the documentation and resolution of such trade errors. Given the volume, diversity and complexity of transactions executed by the Trading Advisor on behalf of the Partnership, investors should assume that trade errors will occur on occasion. If such trade errors result in gains to the Partnership, such gains will be retained by the Partnership. However, if a trade error result in losses, they will be borne by the Trading Advisor in accordance with its internal policies unless otherwise determined by the General Partner.

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

A portion of the Partnership’s assets may be traded in forward contracts. Such forward contracts are generally not traded on exchanges and are executed directly through forward contract dealers. However, certain forward currency exchange contracts are regulated as swaps by the CFTC and have begun being voluntarily traded on swap execution facilities. Some of these contracts may be required to be centrally cleared by a regulated U.S. clearinghouse, and may be required to be traded on a regulated exchange in the future. There is no limitation on the daily price moves of forward contracts, and a dealer is not required to continue to make markets in such contracts. There have been periods during which forward contract dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the bid and asked price. Arrangements to trade forward contracts may therefore experience liquidity problems. The Partnership therefore will be subject to the risk of credit failure or the inability of or refusal of a forward contract dealer to perform with respect to its forward contracts..

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

Institutional Risks. Institutions, such as the banks and brokers, will have custody of the assets of the Partnership. These firms may encounter financial difficulties that impair the operating capabilities or the capital position of the Partnership, the Trading Company or the General Partner.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2016, May 2016 and June 2016, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $999,002, $335,003 and $675,001, respectively. On the first business day of April 2016, May 2016 and June 2016, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $50,000, $0 and $0, respectively. On the first business day of April 2016, May 2016 and June 2016, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $133,999, $250,597 and $489,298, respectively. On the first business day of April 2016, May 2016 and June 2016, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2016:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2016	$713,352	$8,978,043	$411,286	$—
May 2016	$2,309,130	$—	$105,465	$—
June 2016	$377,098	$—	$559,733	$—
TOTAL	$3,399,580	$8,978,043	$1,076,484	$—

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on March 31, 2010, for the year ended December 31, 2009, with the Partnership’s Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2016.

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