Form 10-Q
period 2016-09-30
MAN AHL DIVERSIFIED I LP
filed 2016-11-10
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended September 30, 2016 and 2015 (unaudited) and for the nine months ended September 30, 2016 and 2015 (unaudited)
(c)	For the nine months ended September 30, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (Unaudited)		December 31, 2015
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$150,650,085		$174,586,643
Due from Man-AHL Diversified Trading Company L.P.	919,098		8,590,151

Total assets	$151,569,183		$183,176,794

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$919,098		$8,590,151
Management fees payable	370,595		932,993
Servicing fees payable	124,336		313,968
Accrued expenses and other liabilities	366,629		238,248

Total liabilities	1,780,658		10,075,360

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 unit equivalents outstanding at September 30, 2016 and December 31, 2015)	596,789		642,022
Limited Partners - Class A Series 1 (30,624.32 and 31,106.90 units outstanding at September 30, 2016 and December 31, 2015, respectively)	98,062,261		107,157,136
Limited Partners - Class A Series 2 (2,480.75 and 4,927.77 units outstanding at September 30, 2016 and December 31, 2015, respectively)	8,726,929		18,474,728
Limited Partners - Class B Series 1 (13,197.46 and 13,548.81 units outstanding at September 30, 2016 and December 31, 2015, respectively)	42,257,780		46,673,266
Limited Partners - Class B Series 2 (41.15 units outstanding at September 30, 2016 and December 31, 2015)	144,766		154,282

Total partners’ capital	149,788,525		173,101,434

Total liabilities and partners’ capital	$151,569,183		$183,176,794

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,202.10		$3,444.80

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,517.86		$3,749.11

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,201.96		$3,444.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,517.92	*	$3,749.17	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$81,802	$19,053	$207,114	$117,504
Other income	—	—	—	60,145
Brokerage commissions	(145,580)	(200,760)	(523,948)	(623,781)
Interest expense - brokers	(8,520)	(22,251)	(21,547)	(37,144)
Administration fees	(26,875)	(33,330)	(85,590)	(65,505)
Other expenses	(154,585)	(49,692)	(402,675)	(152,091)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(253,758)	(286,980)	(826,646)	(700,872)

PARTNERSHIP EXPENSES:
Management fees	1,148,526	1,464,727	3,678,047	4,544,443
Servicing fees	384,468	492,245	1,234,405	1,527,217
Administration fees	2,500	3,700	7,500	109,121
Professional fees	93,083	45,620	287,416	119,284
Other expenses	29,383	44,370	80,883	129,760

Total partnership expenses	1,657,960	2,050,662	5,288,251	6,429,825

Net investment loss	(1,911,718)	(2,337,642)	(6,114,897)	(7,130,697)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(708,289)	6,268,780	(5,972,929)	19,119,964
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(4,481,132)	12,267,821	669,687	(5,900,997)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(5,189,421)	18,536,601	(5,303,242)	13,218,967

NET INCOME (LOSS)	$(7,101,139)	$16,198,959	$(11,418,139)	$6,088,270

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(151.12)	$283.46	$(247.79)	$105.35

CLASS A Series 2	$(153.10)	$318.86	$(145.49)	$152.44

CLASS B Series 1	$(152.33)	$284.33	$(235.46)	$94.33

CLASS B Series 2	$(154.84)	$342.09	$(231.25)	$94.62

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	30,998.60	37,703.18	31,226.16	38,291.24

CLASS A Series 2	2,535.17	4,958.22	3,590.61	5,000.54

CLASS B Series 1	13,275.04	13,765.44	13,372.33	13,639.11

CLASS B Series 2	41.15	48.75	41.15	59.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	9,744,254	2,719	—	—	50,000	13	2,729,749	803	—	—	12,524,003	3,535
Redemptions	(11,146,852)	(3,202)	—	—	(9,275,389)	(2,460)	(3,996,532)	(1,154)	—	—	(24,418,773)	(6,816)
Net income (loss)	(7,692,277)	—	(45,233)	—	(522,410)	—	(3,148,703)	—	(9,516)	—	(11,418,139)	—

PARTNERS’ CAPITAL
September 30, 2016	$98,062,261	30,624	$596,789	186	$8,726,929	2,481	$42,257,780	13,198	$144,766	41	$149,788,525	46,530

PARTNERS’ CAPITAL
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230
Subscriptions	8,072,680	2,239	—	—	50,000	13	3,729,759	1,025	—	—	11,852,439	3,277
Redemptions	(13,579,347)	(3,750)	—	—	(718,201)	(181)	(2,527,590)	(711)	(87,328.00)	(23)	(16,912,466)	(4,665)
Net income (loss)	4,014,679	—	19,119	—	762,304	—	1,286,571	—	5,597	—	6,088,270	—

PARTNERS’ CAPITAL
September 30, 2015	$133,939,821	37,115	$672,586	186	$19,374,099	4,948	$48,905,280	13,552	$161,121	41	$203,052,907	55,842

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,418,139)	$6,088,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(3,764,098)	(9,127,342)
Sales of investments in Man-AHL Diversified Trading Company L.P.	29,241,821	21,116,910
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	6,129,888	(12,518,095)
Changes in assets and liabilities:
Management fees payable	(562,398)	703
Servicing fees payable	(189,632)	549
Accrued expenses and other liabilities	128,381	(91,299)

Net cash provided by operating activities	19,565,823	5,469,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	12,524,003	11,054,779
Payments on redemptions	(32,089,826)	(17,322,135)

Net cash used in financing activities	(19,565,823)	(6,267,356)

NET INCREASE (DECREASE) IN CASH	—	(797,660)
CASH - Beginning of period	—	797,660

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

The Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which became effective in March 2008. The Partnership’s units are not, however, registered for sale through a public offering, and the General Partner does not intend to cause them to be so registered.

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

At September 30, 2016 and December 31, 2015, the Partnership owned 11,527.15 and 12,823.68 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2016 and December 31, 2015 was 84.86% and 87.42%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

Due from Man-AHL Diversified Trading Company L.P. — The amounts Due from Man-AHL Diversified Trading Company L.P. represent redemption requests made by the Partnership relating to its investment in the Trading Company. The requests have been received and recorded by the Trading Company but the proceeds have not been received by the Partnership.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the nine months ended September 30, 2016 and 2015, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2016 and 2015. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2016 and 2015.

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

The following represents the ratios to average limited partners’ capital and other information for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30, 2016				For the three months ended September 30, 2015
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,353.50	$3,672.69	$3,353.52	$3,672.76	$3,325.34	$3,596.48	$3,325.35	$3,596.55

Income (loss) from investment operations:
Net investment loss	(41.29)	(37.18)	(41.20)	(33.27)	(42.69)	(33.65)	(42.44)	(35.51)
Net realized and unrealized gains (losses) on trading activities	(110.11)	(117.65)	(110.36)	(121.57)	326.15	352.47	325.91	354.33

Total income (loss) from investment operations	(151.40)	(154.83)	(151.56)	(154.84)	283.46	318.82	283.47	318.82

Ending net asset value	$3,202.10	$3,517.86	$3,201.96	$3,517.92	$3,608.80	$3,915.30	$3,608.82	$3,915.37

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.19%	4.37%	5.18%	3.85%	4.93%	3.61%	4.91%	3.83%

Total expenses	5.19%	4.37%	5.18%	3.85%	4.93%	3.61%	4.91%	3.83%

Net investment loss	(4.98)%	(4.09)%	(4.97)%	(3.66)%	(4.89)%	(3.57)%	(4.87)%	(3.79)%

Total return[2]:
Total return before incentive fees	(4.51)%	(4.22)%	(4.52)%	(4.22)%	8.52%	8.86%	8.52%	8.86%

Total return after incentive fees	(4.51)%	(4.22)%	(4.52)%	(4.22)%	8.52%	8.86%	8.52%	8.86%

	For the nine months ended September 30, 2016				For the nine months ended September 30, 2015
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48

Income (loss) from investment operations:
Net investment loss	(128.95)	(113.38)	(128.48)	(104.13)	(129.20)	(100.93)	(128.40)	(104.31)
Net realized and unrealized gains (losses) on trading activities	(113.75)	(117.87)	(114.38)	(127.12)	231.78	247.82	230.99	251.20

Total income (loss) from investment operations	(242.70)	(231.25)	(242.86)	(231.25)	102.58	146.89	102.59	146.89

Ending net asset value	$3,202.10	$3,517.86	$3,201.96	$3,517.92	$3,608.80	$3,915.30	$3,608.82	$3,915.37

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.16%	4.16%	5.14%	3.85%	4.88%	3.57%	4.86%	3.68%

Total expenses	5.16%	4.16%	5.14%	3.85%	4.88%	3.57%	4.86%	3.68%

Net investment loss	(4.99)%	(3.97)%	(4.97)%	(3.69)%	(4.77)%	(3.45)%	(4.74)%	(3.56)%

Total return[2]:
Total return before incentive fees	(7.05)%	(6.17)%	(7.05)%	(6.17)%	2.93%	3.90%	2.93%	3.90%

Total return after incentive fees	(7.05)%	(6.17)%	(7.05)%	(6.17)%	2.93%	3.90%	2.93%	3.90%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

The Partnership accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2016, through the date of filing, the Partnership recorded limited partner subscriptions of $545,795 and limited partner redemptions of $2,298,699.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date of filing these financial statements, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2016 (unaudited) and December 31, 2015
(b)	For the three months ended September 30, 2016 and 2015 (unaudited) and for the nine months ended September 30, 2016 and 2015 (unaudited)
(c)	For the nine months ended September 30, 2016 and 2015 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,200,802	$1,974,751
Net unrealized trading gains on open forward contracts	130,152	193,860
Net unrealized trading gains on open swap agreements	2,281,711	1,261,098
Premiums paid on credit default swap agreements	6,148,920	759,796
Due from brokers	26,883,027	25,752,283

Total equity in trading accounts	36,644,612	29,941,788
Cash and cash equivalents	146,363,232	180,883,999
Interest receivable	12,018	—

Total assets	$183,019,862	$210,825,787

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$182,329	$225,855
Net unrealized trading losses on open forward contracts	892,711	403,574
Net unrealized trading losses on open swap agreements	—	836,358
Premiums received on credit default swap agreements	2,875,986	712,445
Due to broker	122,486	—
Redemptions payable to Man-AHL Diversified I L.P.	919,098	8,590,151
Redemptions payable to Man-AHL Diversified II L.P.	88,814	—
Accrued expenses and other liabilities	400,690	351,274

Total liabilities	5,482,114	11,119,657

PARTNERS’ CAPITAL:
Limited Partners (13,584.49 and 14,668.74 units outstanding at September 30, 2016 and December 31, 2015, respectively)	177,537,748	199,706,130

Total partners’ capital	177,537,748	199,706,130

Total liabilities and partners’ capital	$183,019,862	$210,825,787

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$13,069.15	$13,614.40

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2016 (Unaudited)		December 31, 2015
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$131,311	0.1	$117,984	0.1
Currencies	—	0.0	(1,440)	(0.0)
Energy	(146,024)	(0.1)	(140,307)	(0.1)
Indices	797,107	0.4	(176,089)	(0.1)
Interest Rates	301,052	0.2	(371,403)	(0.2)
Metals	6,610	0.0	(76,550)	(0.0)

Total futures contracts - long	1,090,056	0.6	(647,805)	(0.3)

FUTURES CONTRACTS - Short:
Agricultural	397,106	0.2	802,455	0.4
Currencies	(1,875)	0.0	—	0.0
Energy	(312,749)	(0.2)	1,401,618	0.7
Indices	133,271	0.1	223,760	0.1
Interest Rates	(61,218)	0.0	17,711	0.0
Metals	(226,118)	(0.1)	(48,843)	(0.0)

Total futures contracts - short	(71,583)	0.0	2,396,701	1.2

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$1,018,473	0.6	$1,748,896	0.9

FORWARD CONTRACTS - Long:
Australian dollars	$308,567	0.2	$369,549	0.2
British pounds	(466,682)	(0.3)	(850,089)	(0.4)
Euro	539,697	0.3	(452,102)	(0.2)
Gold bullion	292,105	0.2	15,747	0.0
Japanese yen	199,255	0.1	959,347	0.5
New Zealand dollars	(153,371)	(0.1)	381,631	0.2
Other	726,017	0.4	(1,883,153)	(0.9)

Total forward contracts - long	1,445,588	0.8	(1,459,070)	(0.6)

FORWARD CONTRACTS - Short:
Australian dollars	(627,864)	(0.4)	(731,725)	(0.4)
British pounds	270,708	0.2	1,446,072	0.7
Euro	(581,518)	(0.3)	637,614	0.3
Gold bullion	(178,589)	(0.1)	(123,697)	(0.1)
Japanese yen	(457,062)	(0.3)	(1,749,205)	(0.9)
New Zealand dollars	53,057	0.0	(199,712)	(0.1)
Other	(686,879)	(0.4)	1,970,009	1.0

Total forward contracts - short	(2,208,147)	(1.3)	1,249,356	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(762,559)	(0.5)	$(209,714)	(0.1)

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $2,875,986 and $712,445, as of September 30, 2016 and December 31, 2015, respectively)	$(323,470)	(0.2)	$(362,615)	(0.2)
Interest rate swaps	4,953,715	2.8	3,878,431	2.0

Total swap agreements - long	4,630,245	2.6	3,515,816	1.8

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $6,148,920 and $759,796 as of September 30, 2016 and December 31, 2015, respectively)	633,628	0.4	46,934	0.0
Interest rate swaps	(2,982,162)	(1.7)	(3,138,010)	(1.6)

Total swap agreements - short	(2,348,534)	(1.3)	(3,091,076)	(1.6)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$2,281,711	1.3	$424,740	0.2

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$2,537,625	1.4	$1,963,922	1.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
NET INVESTMENT INCOME:
Interest income	$95,918	$22,424	$240,212	$139,794
Other income	—	—	—	72,665

Total investment income	$95,918	$22,424	$240,212	$212,459

EXPENSES
Brokerage commissions	170,900	236,584	606,411	740,949
Interest expense - brokers	9,994	26,184	25,011	56,770
Administration fees	31,510	39,298	99,102	84,705
Professional fees	140,804	46,830	349,746	129,944
Other expenses	40,436	11,731	117,933	31,884

Total expenses	393,644	360,627	1,198,203	1,044,252

Net investment income (loss)	(297,726)	(338,203)	(957,991)	(831,793)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(860,264)	7,304,017	(7,122,153)	22,653,376
Net change in unrealized gains (losses) on translation of foreign currency	68,127	(111,155)	93,213	3,366,969
Net change in unrealized trading gains (losses) on open contracts/agreements	(5,312,341)	14,686,902	573,703	(10,457,906)

Net gain (loss) on trading activities	(6,104,478)	21,879,764	(6,455,237)	15,562,439

NET INCOME (LOSS)	$(6,402,204)	$21,541,561	$(7,413,228)	$14,730,646

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(434.82)	$1,233.05	$(508.54)	$826.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	14,723.81	17,470.09	14,577.35	17,831.36

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	9,875,111	689	—	—	9,875,111	689
Redemptions	(24,630,265)	(1,774)	—	—	(24,630,265)	(1,774)
Net income (loss)	(7,413,228)	—	—	—	(7,413,228)	—

PARTNERS’ CAPITAL - September 30, 2016	$177,537,748	13,584	$—	—	$177,537,748	13,584

PARTNERS’ CAPITAL - January 1, 2015	$236,996,474	17,854	$—	—	$236,996,474	17,854
Subscriptions	13,637,739	995	—	—	13,637,739	995
Redemptions	(25,728,641)	(1,861)	—	—	(25,728,641)	(1,861)
Net income (loss)	14,730,646	—	—	—	14,730,646	—

PARTNERS’ CAPITAL - September 30, 2015	$239,636,218	16,988	$—	—	$239,636,218	16,988

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,413,228)	$14,730,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains)/losses on open contracts/agreements	(573,703)	10,457,906
Changes in assets and liabilities:
Due from brokers	(1,130,744)	(4,223,191)
Interest receivable	(12,018)	(8,390)
Net premiums paid on credit default swap agreements	(5,389,124)	2,371,320
Net premiums received on credit default swap agreements	2,163,541	2,263,966
Due to brokers	122,486	92,155
Accrued expenses and other liabilities	49,416	(42,989)

Net cash provided by operating activities	(12,183,374)	25,641,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	9,875,111	13,637,739
Payments on redemptions	(32,212,504)	(27,521,696)

Net cash used in financing activities	(22,337,393)	(13,883,957)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,520,767)	11,757,466
CASH AND CASH EQUIVALENTS - Beginning of period	180,883,999	197,017,472

CASH AND CASH EQUIVALENTS - End of period	$146,363,232	$208,774,938

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$25,011	$56,770

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $14,013,881 and $19,062,982 as of September 30, 2016 and December 31, 2015, respectively.

Due to Broker – Due to broker consists of balances due to The Bank of New York Mellon relating to securities purchased, but not yet settled as of September 30, 2016.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2016, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A. As of September 30, 2016, the Trading Company holds $139,982,807 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with maturity dates ranging from October 13, 2016 to November 17, 2016, have a total face value of $140,000,000. As of December 31, 2015, the Trading Company holds $160,986,436 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 7, 2016 to February 25, 2016, have a total face value of $161,000,000. As of September 30, 2016 and December 31, 2015, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the nine months ended September 30, 2016 and 2015. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

New Accounting Pronouncement — In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15). The pronouncement determines management’s responsibility regarding assessment of the Trading Company’s ability to continue as a going concern, even if the Trading Company’s liquidation is not imminent. Currently, no similar guidance exists. Under this guidance, during each period in which financial statements are prepared, management needs to evaluate whether there are conditions or events that, in aggregate, raise substantial doubt about the Trading Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt exists if these conditions or events indicate that the Trading Company will be unable to meet its obligations as they become due. If such conditions or events exist, management should develop a plan to mitigate or alleviate these conditions or events. Regardless of management’s plan to mitigate, certain disclosures must be made in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016, however, early adoption is permitted. The Trading Company is currently evaluating the impact the update will have on the Trading Company’s financial statements.

3.	PARTNERSHIP AGREEMENT

The Advisor is the sole trading advisor to the Trading Company.

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the number of units or unit equivalents held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the nine months ended September 30, 2016, and the year ended December 31, 2015.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the nine months ended September 30, 2016, and the year ended December 31, 2015.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2016 and December 31, 2015, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$139,982,807	$—	$139,982,807	$—
Futures contracts	3,039,187	3,039,187	—	—
Forward contracts	5,077,903	—	5,077,903	—
Swap agreements	10,370,793	—	10,370,793	—

Total Assets	158,470,690	3,039,187	155,431,503	—

Liabilities
Futures contracts	(2,020,714)	(2,020,714)	—	—
Forward contracts	(5,840,462)	—	(5,840,462)	—
Swap agreements	(8,089,082)	—	(8,089,082)	—

Total Liabilities	(15,950,258)	(2,020,714)	(13,929,544)	—

Net Fair Value	$142,520,432	$1,018,473	$141,501,959	$—

	Fair Value Measurements
Investments	As of December 31, 2015	Level 1	Level 2	Level 3
Assets
Treasury bills	$160,986,436	$—	$160,986,436	$—
Futures contracts	4,751,908	4,751,908	—	—
Forward contracts	9,835,998	—	9,835,998	—
Swap agreements	23,407,801	—	23,407,801	—

Total Assets	198,982,143	4,751,908	194,230,235	—

Liabilities
Futures contracts	(3,003,012)	(3,003,012)	—	—
Forward contracts	(10,045,712)	—	(10,045,712)	—
Swap agreements	(22,983,061)	—	(22,983,061)	—

Total Liabilities	(36,031,785)	(3,003,012)	(33,028,773)	—

Net Fair Value	$162,950,358	$1,748,896	$161,201,462	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of September 30, 2016 based on the levels assigned at December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2016		December 31, 2015
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$266,691	$130,000,000	$18,143	$35,000,000
101-250	—	—	—	—
251-350	98,045	10,000,000	11,024	5,000,000
351-450	220,326	30,000,000	—	—
450+	—	—	17,767	5,000,000

Total	$585,062	$170,000,000	$46,934	$45,000,000

	September 30, 2016		December 31, 2015
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$10,370	$70,000,000	$—	$—
101-250	—	—	—	—
251-350	38,196	15,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$48,566	$85,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2016 and December 31, 2015, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2016 of each credit default swap where the Trading Company is a seller, ranged between 66 basis points and 401 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2015 of each credit default swap where the Trading Company is a seller, ranged between 77 basis points and 471 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of September 30, 2016 the Trading Company posted cash collateral of $1,146,209, and as of December 31, 2015, the Trading Company posted cash collateral of $2,773,209, with respective counterparties on these agreements in the normal course of business. As of September 30, 2016, the maturity dates for open credit default swap agreements on selling protection ranged from June 20, 2021 through December 20, 2021. As of December 31, 2015, all open credit default swap agreements on selling protection have a maturity date of December 20, 2020.

During the three months ended September 30, 2016, the Trading Company traded 58,513 exchange-traded futures contracts and settled 51,378 forward contracts and 1,519 swap agreements. During the nine months ended September 30, 2016, the Trading Company traded 185,590 exchange-traded futures contracts and settled 134,730 forward contracts and 5,322 swap agreements. During the three months ended September 30, 2015, the Trading Company traded 77,553 exchange-traded futures contracts and settled 37,719 forward contracts and 1,708 swap agreements. During the nine months ended September 30, 2015, the Trading Company traded 228,313 exchange-traded futures contracts and settled 98,216 forward contracts and 5,711 swap agreements.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts and interest rate swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2016, may differ from the net liability amounts recorded as of September 30, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2016 and December 31, 2015, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition location:

	September 30, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$4,594,635		$(5,470,710)
Metals		483,268		(369,752)

Total open forward contracts		5,077,903		(5,840,462)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,079,571		(551,154)
Currencies		—		(1,875)
Energy		209,328		(668,101)
Indices		1,247,667		(317,289)
Interest rates		471,941		(232,107)
Metals		30,680		(250,188)

Total open futures contracts		3,039,187		(2,020,714)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		652,533		(342,375)
Interest rates		9,718,260		(7,746,707)

Total open swap agreements		10,370,793		(8,089,082)

Total Derivatives		$18,487,883		$(15,950,258)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$9,650,826		$(9,752,591)
Metals		185,172		(293,121)

Total open forward contracts		9,835,998		(10,045,712)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,387,711		(467,272)
Currencies		—		(1,440)
Energy		2,018,239		(756,928)
Indices		530,157		(482,486)
Interest rates		815,801		(1,169,493)
Metals		—		(125,393)

Total open futures contracts		4,751,908		(3,003,012)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		46,934		(362,615)
Interest rates		23,360,867		(22,620,446)

Total open swap agreements		23,407,801		(22,983,061)

Total Derivatives		$37,995,707		$(36,031,785)

The following table presents the impact of derivative instruments on the statements of operations location:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(2,630,938)	$8,594,303	$(8,565,920)	$9,811,304
Metals	(361,730)	3,208,534	(1,838,897)	1,183,653

Net realized trading gains (losses) on closed contracts/agreements	$(2,992,668)	$11,802,837	$(10,404,817)	$10,994,957

Currencies	$(736,095)	$834,436	$(736,095)	$(2,374,513)
Metals	13,038	(49,492)	183,250	(38,355)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(723,057)	$784,944	$(552,845)	$(2,412,868)

Futures contracts
Agricultural	$(516,665)	$(4,282,470)	$(3,346,261)	$(3,895,753)
Currencies	(70,740)	(151,280)	(170,155)	3,143,395
Energy	(1,353,490)	4,815,074	318,183	4,213,899
Indices	2,075,149	(4,326,170)	(2,352,838)	2,984,257
Interest rates	1,839,846	(215,233)	7,614,109	5,376,589
Metals	(419,668)	1,913,610	(834,475)	2,595,037

Net realized trading gains (losses) on closed contracts/agreements	$1,554,432	$(2,246,469)	$1,228,563	$14,417,424

Agricultural	$(443,792)	$3,161,878	$(392,022)	$(1,576,734)
Currencies	(507)	1,294	(820,049)	(764,203)
Energy	(900,542)	2,201,909	(853,641)	(1,771,396)
Indices	835,806	3,567,643	4,726,968	678,543
Interest rates	(3,297,636)	2,824,302	(3,297,564)	(2,160,951)
Metals	(163,278)	(517,408)	(94,115)	(1,893,952)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,969,949)	$11,239,618	$(730,423)	$(7,488,693)

Swap agreements
Credit default swaps	$294,389	$(2,068,703)	$(488,667)	$(3,340,989)
Interest rate swaps	295,217	(184,812)	1,910,289	3,682,412

Net realized trading gains (losses) on closed contracts/agreements	$589,606	$(2,253,515)	$1,421,622	$341,423

Credit default swaps	$448,101	$1,083,642	$625,840	$1,519,826
Interest rate swaps	(1,067,436)	1,578,698	1,231,131	(2,076,171)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(619,335)	$2,662,340	$1,856,971	$(556,345)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2016 and December 31, 2015, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

ASSETS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of September 30, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,010,546	$(1,010,546)	$—	$—	$—	$—
Credit Suisse	629,119	(148,966)	480,153	—	—	480,153
JPMorgan Chase	1,399,522	(678,873)	720,649	—	—	720,649

Total open futures contracts	$3,039,187	$(1,838,385)	$1,200,802	$—	$—	$1,200,802

Open forward contracts
Credit Suisse	$274,798	$(144,646)	$130,152	$—	$—	$130,152
Deutsche Bank	2,611,127	(2,611,127)	—	—	—	—
HSBC	1,496,322	(1,496,322)	—	—	—	—
Royal Bank of Scotland	695,656	(695,656)	—	—	—	—

Total open forward contracts	$5,077,903	$(4,947,751)	$130,152	$—	$—	$130,152

Open swap agreements
Credit Suisse	$284,448	$(220,684)	$63,764	$—	$—	$63,764
Deutsche Bank	4,092,809	(3,588,512)	504,297	—	—	504,297
JPMorgan Chase	5,993,536	(4,279,886)	1,713,650	—	—	1,713,650

Total open swap agreements	$10,370,793	$(8,089,082)	$2,281,711	$—	$—	$2,281,711

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$2,630,262	$(1,308,363)	$1,321,899	$—	$—	$1,321,899
Credit Suisse	437,874	(437,874)	—	—	—	—
JPMorgan Chase	1,683,772	(1,030,920)	652,852	—	—	652,852

Total open futures contracts	$4,751,908	$(2,777,157)	$1,974,751	$—	$—	$1,974,751

Open forward contracts
Credit Suisse	$84,057	$(84,057)	$—	$—	$—	$—
Deutsche Bank	4,689,459	(4,689,459)	—	—	—	—
HSBC	2,996,309	(2,996,309)	—	—	—	—
Royal Bank of Scotland	2,066,173	(1,872,313)	193,860	—	—	193,860

Total open forward contracts	$9,835,998	$(9,642,138)	$193,860	$—	$—	$193,860

Open swap agreements
Credit Suisse	$15,793	$(15,793)	$—	$—	$—	$—
Deutsche Bank	12,005,756	(10,744,658)	1,261,098	—	—	1,261,098
JPMorgan Chase	11,386,252	(11,386,252)	—	—	—	—

Total open swap agreements	$23,407,801	$(22,146,703)	$1,261,098	$—	$—	$1,261,098

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

LIABILITIES

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,192,875	$(1,010,546)	$182,329	$—	$182,329	$—
Credit Suisse	148,966	(148,966)	—	—	—	—
JPMorgan Chase	678,873	(678,873)	—	—	—	—

Total open futures contracts	$2,020,714	$(1,838,385)	$182,329	$—	$182,329	$—

Open forward contracts
Credit Suisse	$144,646	$(144,646)	$—	$—	$—	$—
Deutsche Bank	2,928,922	(2,611,127)	317,795	—	317,795	—
HSBC	1,789,229	(1,496,322)	292,907	—	292,907	—
Royal Bank of Scotland	977,665	(695,656)	282,009	—	282,009	—

Total open forward contracts	$5,840,462	$(4,947,751)	$892,711	$—	$892,711	$—

Open swap agreements
Credit Suisse	$220,684	$(220,684)	$—	$—	$—	$—
Deutsche Bank	3,588,512	(3,588,512)	—	—	—	—
JPMorgan Chase	4,279,886	(4,279,886)	—	—	—	—

Total open swap agreements	$8,089,082	$(8,089,082)	$—	$—	$—	$—

As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,308,363	$(1,308,363)	$—	$—	$—	$—
Credit Suisse	663,729	(437,874)	225,855	—	225,855	—
JPMorgan Chase	1,030,920	(1,030,920)	—	—	—	—

Total open futures contracts	$3,003,012	$(2,777,157)	$225,855	$—	$225,855	$—

Open forward contracts
Credit Suisse	$137,157	$(84,057)	$53,100	$—	$53,100	$—
Deutsche Bank	5,034,243	(4,689,459)	344,784	—	344,784	—
HSBC	3,001,999	(2,996,309)	5,690	—	5,690	—
Royal Bank of Scotland	1,872,313	(1,872,313)	—	—	—	—

Total open forward contracts	$10,045,712	$(9,642,138)	$403,574	$—	$403,574	$—

Open swap agreements
Credit Suisse	$115,569	$(15,793)	$99,776	$—	$99,776	$—
Deutsche Bank	10,744,658	(10,744,658)	—	—	—	—
JPMorgan Chase	12,122,834	(11,386,252)	736,582	—	736,582	—

Total open swap agreements	$22,983,061	$(22,146,703)	$836,358	$—	$836,358	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2016
Open futures contracts
Bank of America Merrill Lynch	$4,334,998

Open forward contracts
Royal Bank of Scotland	$2,004,782
Deutsche Bank	$4,148,338
HSBC	$2,450,723

As of December 31, 2015
Open futures contracts
Credit Suisse	$5,826,982

Open forward contracts
Deutsche Bank	$3,558,505
HSBC	$2,014,372

Open swap agreements
JPMorgan Chase	$6,197,335

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the periods ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Per unit operating performance:
Beginning net asset value	$13,540.92	$12,865.58	$13,614.40	$13,274.32
Income (loss) from investment operations:
Net investment loss	(21.82)	(19.42)	(67.94)	(47.01)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(449.95)	1,260.12	(477.31)	878.97

Total income (loss) from investment operations	(471.77)	1,240.70	(545.25)	831.96

Ending net asset value	$13,069.15	$14,106.28	$13,069.15	$14,106.28

Ratios to average partners’ capital[1]:
Expenses	0.86%	0.61%	0.82%	0.57%

Net investment gain/(loss)	(0.65)%	(0.57)%	(0.65)%	(0.45)%

Total return[2]	(3.48)%	9.64%	(4.00)%	6.27%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

The Trading Company accepts initial or additional subscriptions for limited partnership interests generally as of the first day of the month and redemption requests from limited partners as of the last business day of each calendar month. For the period subsequent to September 30, 2016 through November 10, 2016, the date of filing, the Trading Company recorded limited partner subscriptions of $677,796, and limited partner redemptions of $2,298,699.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2016. The Partnership’s capitalization was $149,788,525 as of September 30, 2016. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,148,744	1.43%
Bonds	$3,218,271	2.15%
Credit	$4,499,607	3.00%
Currencies	$5,870,522	3.92%
Energy	$1,009,366	0.67%
Interest rates	$3,946,458	2.63%
Metals	$1,169,938	0.78%
Stock indices	$6,930,930	4.63%
Total	$28,793,836	19.22%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2016:

30-September-16
Ending Equity	$149,788,525

Nine months ended September 30, 2016:

Net assets decreased $23,312,909 for the nine months ended September 30, 2016. This decrease was attributable to subscriptions in the amount of $12,524,003, redemptions in the amount of $24,418,773 and a net loss from operations of $11,418,139.

Management fees of $3,678,047 and servicing fees of $1,234,405 were paid or accrued, and interest of $21,547 paid or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2016.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2016 were $1,388,012.

Three months ended September 30, 2016:

Net assets decreased $7,904,305 for the three months ended September 30, 2016. This decrease was attributable to subscriptions in the amount of $2,720,418, redemptions in the amount of $3,523,584, and a loss from operations of $7,101,139.

Management Fees of $1,148,526 and servicing fees of $384,468 were paid or accrued, and interest of $8,520 was paid or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2016.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2016 were $452,006.

July trading produced modest gains for the Partnership with equities, fixed income and commodities trading each generating notable profits. The Partnership’s fixed income positions were particularly profitable during the month as its long positions in UK gilts and Italian government bonds benefitted from a continuing market appetite for bonds. In the equity markets, the Partnership’s long positions in U.S. and Australian index futures as well as short VIX positions resulted in positive performance while short positioning in European and Japanese equities resulted in mild losses. Commodity trading also proved profitable for the month. Although the Partnership suffered losses from its long soybean positions following a sharp sell-off in prices, short positions in oil and related products generated gains and rising metal prices continued to support the Partnership’s long positions in precious metals and zinc. The Partnership’s losses in the currency sector, namely from its positions in Turkish Lira and Eurodollars, partially offset the month’s gains.

In August, notable volatility in the energy, commodity, and fixed income markets created a difficult trading environment for the Partnership which suffered sizeable losses during the month. The Partnership’s short oil positions were the largest detractor from performance as crude oil prices sharply rallied following a steady decline over the prior two months. Long positions in gold, silver and platinum also hurt the Partnership’s performance with the stalling of a year-long rally in precious metal prices. Although the Partnership achieved better performance with its agricultural commodity positions, including its short corn and long sugar positions, these gains were offset by losses generated from the Partnership’s cotton and cocoa holdings. In the currency sector, the Partnership’s trading was equally mixed. Short positions in British pounds realized gains while the Partnership’s shorting of Norwegian and Canadian currencies produced losses. Equity trading helped to reverse these losses with long futures positions benefitting from rising equity markets and tightening high yield credit spreads buoying the Partnership’s VIX and other credit positions.

The Partnership ended the quarter with another month of negative returns. September trading in each asset class, except credits, generated losses with the Partnership’s fixed income and energy positions serving as the month’s loss leaders. Poor performance in the fixed income sector was largely attributable to losses sustained on the Partnership’s long Australian and Italian bond positions. On the energies side, the Fund’s short positions in oil and its derivatives continued to produce losses amidst the concern of future curtailed oil production. Trading in the remaining commodities sectors was mixed during the month as negative returns from metals trading offset positive returns from the Partnership’s agricultural commodity positions. Although the Partnership achieved some of its largest trading gains with respect to its positions in the Hang Seng index, equity trading on the whole produced negative results as the Partnership’s S&P index positions generated losses. The results from currency trading were similarly mixed and contributed to the month’s losses. Although the Partnership’s credit positions performed positively, overall profits in this sector were nearly flat and had a minimal impact on the Partnership’s net results.

Three months ended June 30, 2016:

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

Three months ended March 31, 2016:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2016. As of September 30, 2016, the Partnership’s average quarter-end capitalization was $163,217,707.

Quarter-Ended September 30, 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,685,495	1.65%	$3,557,436	$2,148,744
Bonds	$3,473,900	2.13%	$3,985,373	$3,218,057
Credit	$2,554,538	1.57%	$4,499,607	$918,905
Currencies	$5,150,804	3.16%	$5,870,522	$3,732,452
Energies	$1,583,971	0.97%	$1,897,818	$1,009,366
Interest rates	$5,123,816	3.14%	$6,295,439	$3,946,458
Metals	$1,109,927	0.68%	$1,340,819	$819,024
Stock indices	$4,104,302	2.51%	$6,930,930	$2,069,125
Total	$25,786,754	15.81%	$34,377,944	$17,862,130

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2016. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2016.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2016, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Italy, the UK and Japan. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2016, the Partnership’s primary currency exposures were in the U.S. dollar versus the Turkish Lira, Brazilian Real, British Pound, Canadian Dollar, Australian Dollar, Korean Won, Euro and New Zealand Dollar. The primary exposure in the currency crosses were in the Euro versus Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2016, the Partnership’s primary exposures were in the S&P 500, Nasdaq 100, Russell 2000, Korean Kospi, S&P TSX 60, Hang Seng and FTSE China A50. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2016, the Partnership’s primary metals market exposures were in copper, palladium, gold, zinc and silver.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, live cattle, sugar, coffee, cocoa and cotton accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2016.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2016, the main exposures were in natural gas, crude oil, coal, electricity, gasoline, and carbon emissions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2016.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in Euro. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2016, August 2016 and September 2016, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $300,001, $346,251 and $860,000, respectively. On the first business day of July 2016, August 2016 and September 2016, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2016, August 2016 and September 2016, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $82,322, $463,300 and $668,844, respectively. On the first business day of July 2016, August 2016 and September 2016, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2016:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2016	$560,111	$0	$289,333	$0
August 2016	$1,077,163	$297,346	$380,533	$0
September 2016	$414,753	$0	$504,345	$0
TOTAL	$2,052,027	$297,346	$1,174,211	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 31, 2010, for the year ended December 31, 2009, with the Partnership’s Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2016.

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