Form 10-K
period 2016-12-31
MAN AHL DIVERSIFIED I LP
filed 2017-03-29
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2016 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1. Business

(a)    General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL Diversified Trading Company L.P. (the “Trading Company”). AHL Partners LLP (the “Trading Advisor”), a United Kingdom limited liability partnership, is the Partnership’s and the Trading Company’s trading advisor. The Trading Advisor also serves as the Partnership’s commodity pool operator. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, is the Partnership’s general partner. The Trading Advisor is an affiliate of the General Partner. Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group plc (“Man Group”), a United Kingdom public limited company, is the sole shareholder of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group, is the sole shareholder of the General Partner.

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

Although the Partnership uses the term “class” to distinguish between certain interests in the Partnership, the Partnership does not believe that the differences between such interests are sufficient to make them separate “classes” under Section 12(g) of the Exchange Act, as all of the interests in the Partnership, regardless of “class,” are of substantially similar character and the holders of which enjoy substantially similar rights and privileges. The holders of interests in the Partnership (regardless of “class”) share pro rata in the Partnership’s profits and losses, enjoying no preferences over one another during the life of the Partnership or upon dissolution and otherwise have identical rights under the Limited Partnership Agreement, the only differences among the “classes” relating to fees and minimum investment.

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

The investment objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stocks indices, interest rates, credit, metals and agriculturals. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks and volatility.

The AHL Diversified Program employs a systematic, statistically based investment strategy that is designed to identify and capitalize on trends and other inefficiencies in markets around the world. Trading signals are generated and executed via a finely tuned trading and implementation infrastructure. This process is quantitative, meaning that investment decisions are entirely driven by mathematical models based on quantitative analysis of historical relationships. It is underpinned by rigorous risk control, ongoing research, diversification and the constant quest for efficiency. Trading takes place around-the-clock and real-time price information is used to respond to price moves across a diverse range of global markets.

As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals, and agriculturals.

Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from intra-day to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. The Trading Advisor also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility of individual markets.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse Securities (USA), J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, HSBC, and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Securities LLC and Credit Suisse Securities (USA) also act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain over-the-counter (“OTC”) interest rate swap trading through JPMorgan UK and Deutsche Bank AG, London Branch (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company. Most of the Trading Company’s assets will be held in cash or United States (“U.S.”) government securities in accounts in the name of the Trading Company at the Brokers or a bank, which currently is The Bank of New York Mellon, and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the Brokers. Approximately 10% to 40% of the Trading Company’s assets will be committed as margin for derivative positions. The Brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the Brokers in the form of cash.

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

The CFTC adopted a separate position limits rule for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Limits in spot months were generally to be set at 25% of the official estimated deliverable supply of the underlying commodity and, in a non-spot month, a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Although substantial portions of this rule were vacated by court action, the CFTC, in November 2013, proposed substantially similar rules to its prior position limits regime, and in response to comments to such proposal, reproposed similar rules on December 5, 2016. It is as yet unclear whether the Trading Advisor will be required to modify its trading on behalf of its clients, including the Trading Company, with respect to certain futures contracts which may have an adverse affect on the Partnership.

(d)    Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries.

The Trading Company may trade on a number of foreign commodity exchanges and may also trade OTC derivatives with foreign risk exposure. Neither the Trading Company nor the Partnership engage in the sales of goods or services.

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

The Trading Advisor seeks to reduce the incidence and impact of System Events, to the extent feasible, through a combination of internal testing, simulation, real-time monitoring, use of independent safeguards in the overall portfolio management process and often in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s) – all of which may have materially adverse effects on the Partnership. System Events in third-party provided Data is generally entirely outside of the control of the Trading Advisor.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe for the first time including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, certain forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by U.S. persons. These OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as was widely permitted before the Reform Act. Taken together, these regulatory developments have increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees including clearing account maintenance fees.

The CFTC also now requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. If the Trading Company executes derivatives transactions through such exchanges or execution facilities, the Trading Company would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional requirements under applicable regulations and under rules of the relevant exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership remains uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

Affiliated Parties – Conflicts of Interest. Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage trading advisors to make trading decisions for the Partnership. Since the Trading Advisor is an affiliate of the General Partner, the General Partner has a conflict of interest with respect to its responsibilities to manage the Partnership for the benefit of the Limited Partners, and to prevent violations of the Partnership’s trading policies and to monitor for excessive trading by the Trading Advisor. In addition, the General Partner has a conflict of interest with respect to its responsibility to review the trading performance of the Partnership and a disincentive to terminate the advisory relationship between the Trading Advisor and the Partnership. There have been no arm’s-length negotiations with respect to the management and incentive fees that the Trading Advisor will charge the Trading Company or with respect to the other terms of the advisory agreement entered into with the Trading Advisor.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information.

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 days written notice to the General Partner at their Net Asset Value as of the last business day of each calendar month; provided, however, that each Limited Partner must maintain a minimum investment of $25,000 and $10,000, respectively of Class A Units (or Class A-2 Units) and Class B Units (or Class B-2 Units), in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.

(b)    Holders.

As of December 31, 2016, there were 635 holders of Class A Units, 43 holders of Class A-2 Units, 685 holders of Class B Units and 1 holders of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2016, November 2016 and December 2016, the Partnership sold Class A-1 Units to existing and new Limited Partners in the amount of $265,000, $0 and $100,000, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $100,000, $0 and $0, respectively; Class B-1 Units to existing and new Limited Partners in the amount of $80,000, $102,800 and $0, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2016:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2016	$414,753	$0	$504,345	$0
November 2016	$1,226,620	$305,960	$703,122	$0
December 2016	$1,350,329	$189,589	$740,649	$0

TOTAL	$2,991,702	$495,549	$1,948,116	$0

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2016, 2015, 2014, 2013 and 2012 and total assets of the Partnership at December 31, 2016, 2015, 2014, 2013 and 2012.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenue:*
Total net realized and unrealized gains (losses)	$(7,289,110)	$6,864,267	$56,337,563	$(2,597,841)	$(21,610,160)
Interest income	293,762	149,041	212,816	302,588	278,092
Expenses:**
Incentive fees	-	-	-	-	-
Management fees	4,734,252	5,952,076	5,460,196	8,870,728	13,728,950
Servicing fees	1,588,234	2,000,360	1,918,407	4,507,344	7,001,823
Brokerage commissions	652,371	880,423	692,601	871,611	806,256
Administrative expenses	1,282,068	917,580	1,048,539	1,355,102	1,414,732
Net income (loss)	$(15,252,273)	$(2,737,131)	$47,430,636	$(17,900,038)	$(44,283,829)
Total assets	$143,034,688	$183,176,794	$206,033,379	$215,260,121	$402,082,851
Total Partnership capital	139,406,484	$173,101,434	$202,024,664	$202,881,618	$379,350,987
Net Asset Value per outstanding unit - Class A - Series 1	$3,120.88	$3,444.80	$3,506.22	$2,707.82	$2,884.47
Net Asset Value per outstanding unit - Class A - Series 2	$3,439.38	$3,749.11	$3,768.41	$2,874.06	$3,023.40
Net Asset Value per outstanding unit - Class B - Series 1	$3,120.74	$3,444.82	$3,506.23	$2,707.83	$2,884.48
Net Asset Value per outstanding unit - Class B - Series 2	$3,439.44	$3,749.17	$3,768.48	$2,874.09	$3,023.42
Increase ( decrease) in Net Asset Value per Class A - Series 1 unit^	$(331.06)	$(44.88)	$741.76	$(180.42)	$(279.41)
Increase (decrease) in Net Asset Value per Class A - Series 2 unit^	$(219.86)	$(12.04)	$852.88	$(67.35)	$(251.54)
Increase (decrease) in Net Asset Value per Class B - Series 1 unit^	$(319.17)	$(71.60)	$744.55	$(195.30)	$(279.41)
Increase (decrease) in Net Asset Value per Class B - Series 2 unit^	$(309.74)	$(21.95)	$720.96	$598.97	$(251.53)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year. Prior to 2013, based on change in net asset value per unit from the beginning of year to the end of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Partnership assets not invested in the Trading Company are maintained in cash and cash equivalents in bank accounts or accounts with The Bank of New York Mellon and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Trading Company at any month-end at the net asset value per unit of the Trading Company. The Trading Company’s assets are generally held as cash or cash equivalents which are used to margin futures and provide collateral for forward contracts and other OTC contract positions and are withdrawn, as necessary, to pay redemptions (to the Partnership and other investors in the Trading Company). Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trading Company’s futures trading, the Trading Company’s assets are highly liquid and are expected to remain so.

During its operations through December 31, 2016, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

Critical Accounting Policies

The Partnership records its transactions in futures contracts, forward contracts and other derivatives, including related income and expenses, on a trade-date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which the Partnership’s Net Asset Value is being determined. Open forward contracts and other derivatives are valued at fair value using independent pricing services, which use market observable inputs in their valuations. If the General Partner determines the fair value of an investment cannot be accurately determined pursuant to the foregoing methods, such investment shall be assigned such fair value as the General Partner may determine in its sole discretion.

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

Off-Balance Sheet Arrangements

The Trading Company trades derivative financial instruments. Such transactions may expose the Partnership to significant off-balance sheet risk in the event margin deposits and collateral investments are not sufficient to cover losses incurred. The Trading Advisor manages the risk associated with these transactions by maintaining margin deposits and collateral investments with its brokers in compliance with individual exchange regulations and internal guidelines. The Trading Advisor also takes an active role in managing and controlling the Trading Company’s market and counterparty risks and monitoring trading activities and margin levels daily, and, as necessary, deposits, additional collateral or reduces positions.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2016 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2016. The Partnership’s capitalization was $139,406,484 as of December 31, 2016. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2016
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,977,994	1.42%
Bonds	$2,364,274	1.70%
Credit	$4,903,370	3.52%
Currencies	$6,851,504	4.91%
Energy	$2,566,218	1.84%
Interest rates	$3,125,292	2.24%
Metals	$1,069,549	0.77%
Stock indices	$10,392,527	7.45%
Total	$33,250,727	23.85%

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

	2016	2015
Ending Equity	$139,406,484	$173,101,434

Net assets decreased $33,694,950 for the year ended December 31, 2016. This decrease was attributable to subscriptions in the amount of $13,169,003, redemptions in the amount of $31,611,680 and net loss from operations of $15,252,273.

For the year ended December 31, 2016, the Partnership accrued or paid total expenses of $8,256,925, including $1,588,234 in servicing fees, $4,734,252 in General Partner administrative fees and Trading Advisor management fees, and $1,934,439 in other expenses. Interest of $0 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $323.92 to $3,120.88. The Net Asset Value of a Class B Unit decreased by $324.08 to $3,120.74. The Net Asset Value of a Class A-2 Unit decreased by $309.73 to $3,439.38. The Net Asset Value of a Class B-2 Unit decreased by $309.73 to $3,439.44.

The Partnership generated losses in 2016 as the year proved to be a relatively challenging investment period across the Partnership’s asset classes.

Equity trading started off on a positive note in January with short positions in most major indices generating profits. The Partnership’s bearish equity positioning continued to be profitable in February as equity markets fell to new two-year lows. March equity trading, however, served as a drag on performance as rallies in several South Asian markets hurt the Partnership’s shorts in the Kospi and Hang Seng indices. Trading in the second quarter, thereafter, produced lackluster results. In May, the Partnership’s profitable short volatility position in the VIX index was insufficient to outrun the negative equity returns experienced earlier in the month, while in June, the Partnership’s losses on long U.S. positions outweighed gains from short positions in Japan and elsewhere. Third quarter and fourth quarter equity trading was more mixed. During the third quarter, gains achieved from long positions in index futures and short VIX positions were offset by short positioning in European and Japanese equities and the Partnership’s S&P index positions. And despite initial fourth quarter losses, the Partnership’s December trading subsequently provided notable gains with long positions in Australian and European indices leading performance.

Fixed income trading produced mixed results over the year. During the first quarter, long positions in French, UK and Japanese bonds and other instruments generated profits for the Partnership in January and February, but thereafter produced losses in March. Losses continued into the second quarter as the Partnership’s long positions were in tension with April’s rising yields on longer-maturity instruments in developed markets and a subsequent large selloff in May of fixed income instruments. Although fixed income trading ended the second quarter on a positive note with the Partnership’s safe-haven bond positions generating profits, the theme of seesawing performance continued in the third and fourth quarters. Initially realizing gains during the third quarter on account of long positions in UK gilts and Italian government bonds, the Partnership sustained losses in September due in large part to its long Australian and Italian bond positions. The timing of results were reversed in the fourth quarter where the Partnership’s losses from its October positions in Italian, German and UK bond futures were offset in the later part of the year through its holding of German bunds and other instruments.

Although starting off the first quarter with positive gains, commodity trading produced net losses over the course of 2016. In January, the Partnership’s short positions in oil and derivative products were among the strongest drivers of performance as crude oil prices fell intra-month by nearly 30%. The Partnership’s February commodity positions remained profitable and were particularly buoyed by the Partnership’s short exposure to the U.S. natural gas market. The profits realized in March on account of short corn positions, however, were outweighed by losses sustained in the grains and energy sectors. Commodity trading over the rest of the year largely produced losses for the Partnership. In April, the Partnership’s short positions in agricultural commodities served as the Partnership’s loss leader for the month while losses from the Partnership’s long exposure to precious metals outweighed gains from sugar and soymeal positions in May. Although realizing gains from short positions in oil and related products in July and long exposure to precious metals in June and July, the Partnership’s cotton and cocoa holdings in August and September metals trading resulted in net losses for the third quarter. Fourth quarter commodity trading also resulted in losses on account of significant price reversals occurring in the oil and gas markets in October and November and in the metals sector in December.

The Partnership’s currency positions in 2016 largely generated negative results for the Partnership. Despite ending the first quarter with several emerging economies generating profits in March, currency trading produced net losses for the Partnership during the second and third quarters. In April, losses sustained from long exposure to the Australian dollar and Euro overshadowed gains achieved from the Partnership’s long positions in the currencies of several emerging markets such as Brazil, Turkey and Columbia. Continued long exposure to the Turkish lira in May, however, produced losses as Turkey’s currency fell more than 5% in a two-day period against the U.S. dollar. The Partnership’s positions in UK sterling and the Euro thereafter detracted from June gains. Exposure to Turkish lira and Eurodollar achieved similar results in July. Although having continued mixed, yet negative results in August and September, currency trading ended the year on a positive note. Short positions in the U.K. pound and long exposure to the U.S. dollar helped to make currency trading profitable in October, and despite sustaining losses in the currency sector in November, December trading produced mild gains with the strengthening U.S. dollar.

Relative to the other asset classes traded by the Partnership, the credit sector had a largely neutral impact on Partnership performance in 2016. Some of the key themes in this sector included continuing growth of the U.S. economy, heightened concern over impending increases to U.S. interest rates, and anxiety over the potential retraction of monetary stimulus in Europe. Notable performance included gains realized from long credit protection positioning in February, June losses from credit positions suffering under increased market volatility, and profits achieved in December as short protection swaps benefitted from spreads falling nearly 15% with respect to the higher-yielding European cross-over index.

2015

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2016. During 2016, the Partnership’s average quarter-end capitalization was $157,262,652.

Fiscal Year 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,508,620	1.60%	$3,557,436	$1,977,994
Bonds	$3,196,494	2.03%	$3,985,373	$2,364,274
Credit	$3,141,746	2.00%	$4,903,370	$918,905
Currencies	$5,575,979	3.55%	$6,851,504	$3,732,452
Energies	$1,829,533	1.16%	$2,566,218	$1,009,366
Interest rates	$4,624,185	2.94%	$6,295,439	$3,125,292
Metals	$1,099,832	0.70%	$1,340,819	$819,024
Stock indices	$5,676,358	3.61%	$10,392,527	$2,069,125
Total	$27,652,747	17.59%	$39,892,686	$16,016,431

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2016.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2015. During 2015, the Partnership’s average quarter-end capitalization was $195,664,056.

Fiscal Year 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$3,249,968	1.66%	$3,915,734	$2,570,889
Bonds	$4,053,894	2.07%	$5,991,026	$2,359,833
Credit	$2,331,630	1.19%	$5,875,151	$385,675
Currencies	$6,398,178	3.27%	$8,014,125	$4,574,873
Energies	$3,623,534	1.85%	$4,908,356	$2,716,390
Interest rates	$5,057,702	2.58%	$6,305,730	$3,633,402
Metals	$2,299,160	1.18%	$3,448,993	$1,665,725
Stock indices	$6,627,240	3.39%	$12,473,804	$3,654,535
Total	$33,641,306	17.19%	$50,932,918	$21,551,332

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2015.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable initial or maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership —gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2016, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Australia, the UK and Japan. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2016, the Partnership’s primary currency exposures were in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, Australian Dollar, Korean Won, South African Rand, Brazilian Real and Swiss Franc. The primary exposure in the currency crosses were in the Australian Dollar versus Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2016, the Partnership’s primary exposures were in the S&P 500, Nasdaq 100, Russell 2000, Korean Kospi and Australian SPI 200 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2016, the Partnership’s primary metals market exposures were in gold, silver, platinum, copper, zinc, palladium and aluminum.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, wheat, sugar, soyoil, soymeal and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2016.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2016, the main exposures were in natural gas, crude oil, heating oil, gasoline, and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2016.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2016 and 2015. This information has not been audited.

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Interest income*	86,648	81,802	64,711	60,601
Net Realized and Unrealized Gains (Losses)*	(1,985,868)	(5,189,421)	(11,922,695)	11,808,874
Expenses**	(1,934,914)	(1,993,520)	(2,090,749)	(2,237,742)
Net Income (Loss)	(3,834,134)	(7,101,139)	(13,948,733)	9,631,733
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(83.27)	(151.12)	(285.12)	189.30
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(83.49)	(153.10)	(368.02)	220.74
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(83.80)	(152.33)	(281.98)	193.51
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	(78.48)	(154.84)	(297.17)	220.75

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Interest income*	31,537	19,053	30,477	67,974
Net Realized and Unrealized Gains (Losses)*	(6,354,700)	18,536,601	(25,554,596)	20,236,962
Expenses**	(2,502,238)	(2,356,695)	(2,316,762)	(2,574,744)
Net Income (Loss)	(8,825,401)	16,198,959	(27,840,811)	17,730,192
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(157.28)	283.46	(483.45)	305.87
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(166.20)	318.86	(512.93)	345.23
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(164.87)	284.33	(488.50)	304.52
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	(166.20)	342.09	(513.13)	341.19

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.

**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 12, 2016, the General Partner, on behalf of the Partnership, transferred the Partnership’s audit work from Ernst & Young LLP, to an affiliate, Ernst & Young Ltd. This transfer was effective July 12, 2016.

There were no disagreements with respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the Partnership’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2016. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2016, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president and principal executive officer of the General Partner and Mr. Michael Fagan is the principal financial officer of the General Partner. Their biographies are set forth below.

Eric Burl, born January, 1979, is Co-Head of Global Sales at Man Group. Additionally, Eric is a member of the Man Group Executive Committee and Head of Man Americas. He oversees all business and sales activities in North America. Previously he was Head of Managed Accounts at Man Group’s (“Man”) multi-manager business (which merged with FRM in 2012), where he led the teams responsible for business development, product management and structuring of Man’s proprietary managed account platform. Eric joined Man Investments in 2004 and has held a number of roles in Man’s multi-manager business including Head of structured products, portfolio construction, quantitative analysis and product strategy and business development. Prior to joining Man, Eric spent two years with UBS in London. Eric holds a BA (Hons) in management studies from the University of Nottingham and is CAIA certified.

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

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)    Promoters and Control Persons

Not applicable.

(h)    Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted a Global Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of this Global Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 452 5th Ave., 27th Floor, New York, NY 10018 or by calling: (212) 649-6600 (ask for the Chief Legal Officer).

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2016, the General Partner’s interest in the Partnership was valued at $581,650 which constituted 0.42% of total partners’ capital.

As of December 31, 2016, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $4,744,252 for the year ended December 31, 2016. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended

December 31, 2016. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $1,588,234 in servicing fees for the year ended December 31, 2016. The General Partner’s interest in the Partnership earned net loss of $60,372 for the year ended December 31, 2016.

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

Item 14. Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2016 and 2015 were approximately $193,000 and $261,750, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, for the years ended December 31, 2016 and 2015.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2016 and 2015 were approximately $136,000, respectively.

(4)    All Other Fees

None.

(5)    Pre-Approval Policies

Neither the Partnership nor the General Partner has an audit committee to pre-approve accountant and auditor fees and services. In lieu of an audit committee, the principals of the General Partner pre-approve all billings prior to the commencement of services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2017.

Signature	Title with General Partner	Date

/s/ Eric Burl Eric Burl	President, Principal Executive Officer	March 29, 2017

/s/ Michael Fagan Michael Fagan	Principal Financial Officer	March 29, 2017

(Being the President, principal executive officer, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.
General Partner of Registrant
March 29, 2017

By	/s/ Eric Burl
Eric Burl
President, Principal Executive Officer

Man-AHL Diversified I L.P. Contents

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statement of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2016, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2016, and the results of its operations, changes in its partners’ capital and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Ltd.

Grand Cayman, Cayman Islands

March 29, 2017

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statement of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2015, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified I L.P. at December 31, 2015, and the results of its operations, changes in its partners’ capital and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2016

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2016		December 31, 2015
Assets
Investment in Man-AHL Diversified Trading Company L.P.	$140,358,050		$174,586,643
Due from Man-AHL Diversified Trading Company L.P.	2,676,638		8,590,151

Total assets	$143,034,688		$183,176,794

Liabilities and partners’ capital
Liabilities:
Redemptions payable	$2,676,638		$8,590,151
Management fees payable	349,465		932,993
Servicing fees payable	117,065		313,968
Accrued expenses and other liabilities	485,036		238,248

Total liabilities	3,628,204		10,075,360

Partners’ capital:
General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2016 and December 31, 2015)	581,650		642,022
Limited Partners - Class A Series 1 (29,256.07 and 31,106.90 units outstanding at December 31, 2016 and December 31, 2015, respectively)	91,304,564		107,157,136
Limited Partners - Class A Series 2 (2,363.37 and 4,927.77 units outstanding at December 31, 2016 and December 31, 2015, respectively)	8,128,525		18,474,728
Limited Partners - Class B Series 1 (12,577.22 and 13,548.81 units outstanding at December 31, 2016 and December 31, 2015, respectively)	39,250,209		46,673,266
Limited Partners - Class B Series 2 (41.15 units outstanding at December 31, 2016 and December 31, 2015)	141,536		154,282

Total partners’ capital	139,406,484		173,101,434

Total liabilities and partners’ capital	$143,034,688		$183,176,794

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,120.88		$3,444.80

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,439.38		$3,749.11

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,120.74		$3,444.82

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,439.44	*	$3,749.17	*

*	Net asset value per share is rounded to two decimal places.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net investment loss allocated from Man-AHL Diversified Trading Company L.P.:
Interest income	$293,762	$149,041	$212,816
Other income	-	60,145	-
Brokerage commissions	(652,371)	(880,423)	(692,601)
Interest expense	(31,702)	(58,742)	-
Administration fees	(110,410)	(205,475)	-
Professional fees	(203,421)	-	-
Shareholder expenses	(216,572)	-	-
Other expenses	(130,274)	(190,949)	(257,765)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(1,050,988)	(1,126,403)	(737,550)

Partnership expenses:
Management fees	4,734,252	5,952,076	5,460,196
Servicing fees	1,588,234	2,000,360	1,918,407
Administration fees	10,000	112,821	423,215
Professional fees	380,499	255,005	242,803
Other expenses	199,190	154,733	124,756

Total partnership expenses	6,912,175	8,474,995	8,169,377

Net investment loss	(7,963,163)	(9,601,398)	(8,906,927)

Realized and unrealized gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(10,667,334)	22,507,796	50,159,478
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	3,378,224	(15,643,529)	6,178,085

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(7,289,110)	6,864,267	56,337,563

Net income (loss)	$(15,252,273)	$(2,737,131)	$47,430,636

Net income (loss) per unit of partnership interest (based on weighted average units outstanding during the period)
Class A Series 1	$(331.06)	$(44.88)	$741.76

Class A Series 2	$(219.86)	$(12.04)	$852.88

Class B Series 1	$(319.17)	$(71.60)	$744.55

Class B Series 2	$(309.74)	$(21.95)	$720.96

Weighted average number of units outstanding during the period
Class A Series 1	31,038.25	37,824.49	43,056.60

Class A Series 2	3,298.83	4,987.32	5,530.77

Class B Series 1	13,280.64	13,664.08	14,396.92

Class B Series 2	41.15	56.59	78.68

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2016, 2015 and 2014

	CLASS A SERIES 1				CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

Subscriptions	10,108,254	2,834	-	-	149,999	41	2,910,750	860	-	-	13,169,003	3,735
Redemptions	(15,745,724)	(4,685)	-	-	(9,770,937)	(2,606)	(6,095,019)	(1,832)	-	-	(31,611,680)	(9,123)
Net income (loss)	(10,215,102)	-	(60,372)	-	(725,265)	-	(4,238,788)	-	(12,746)	-	(15,252,273)	-

Partners’ capital
December 31, 2016	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Partners’ capital
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

Subscriptions	11,603,946	3,224	-	-	50,000.00	13	5,213,516	1,442	-	-	16,867,462	4,679
Redemptions	(38,192,640)	(10,743)	-	-	(795,215)	(201)	(3,978,378)	(1,131)	(87,328)	(23)	(43,053,561)	(12,098)
Net income (loss)	(1,685,979)	-	(11,445)	-	(60,053)	-	(978,412)	-	(1,242)	-	(2,737,131)	-

Partners’ capital
December 31, 2015	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

Partners’ capital
January 1, 2014	$138,471,344	51,138	$504,667	186	$17,561,929	6,110	$46,008,333	16,991	$335,345	117	$202,881,618	74,542
Subscriptions	1,827,850	610	-	-		-	1,362,698	449	-	-	3,190,548	1,059
Redemptions	(36,656,169)	(13,122)	-	-	(2,999,033)	(994)	(11,673,718)	(4,202)	(149,218)	(53)	(51,478,138)	(18,371)
Net income (loss)	31,788,784	-	148,800	-	4,717,100	-	10,719,227	-	56,725	-	47,430,636	-

Partners’ capital
December 31, 2014	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$ (15,252,273)	$(2,737,131)	$47,430,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(3,851,406)	(12,818,605)	(3,191,974)
Sales of investments in Man-AHL Diversified Trading Company L.P.	35,653,414	40,615,394	68,701,389
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	8,340,098	(5,737,864)	(55,600,013)
Changes in assets and liabilities:
Management fees payable	(583,528)	437,111	(25,685)
Servicing fees payable	(196,903)	147,304	(98,025)
Accrued expenses and other liabilities	246,788	(68,213)	37,345

Net cash provided by operating activities	24,356,190	19,837,996	57,253,673

Cash flows from financing activities:
Proceeds from subscriptions	13,169,003	16,069,802	3,873,208
Payments on redemptions	(37,525,193)	(36,705,458)	(60,444,221)

Net cash used in financing activities	(24,356,190)	(20,635,656)	(56,571,013)

Net increase (decrease) in cash	-	(797,660)	682,660
Cash - beginning of year	-	797,660	115,000

Cash - end of year	$-	$-	$797,660

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

1.    Organization of the partnership

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

AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

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

2.    Significant accounting policies

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

Investment in Man-AHL Diversified Trading Company L.P. – The Partnership’s investment in the Trading Company is valued at the fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial condition. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.

At December 31, 2016 and 2015, the Partnership owned 10,888.73 and 12,823.68 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2016 and December 31, 2015 was 84.47% and 87.42%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

Due from Man-AHL Diversified Trading Company L.P. – The amounts Due from Man-AHL Diversified Trading Company L.P. represent redemption requests made by the Partnership relating to its investment in the Trading Company. The requests have been received and recorded by the Trading Company but the proceeds have not been received by the Partnership. These amounts are ultimately due to limited partners of the Partnership as redemptions payable.

Expenses – The Advisor earns a monthly management fee in an amount equal to 0.1667% (2% annually) of the Partnership’s month-end Net Asset Value, as defined in the Limited Partnership Agreement (the “Agreement”). In addition, the General Partner earns a monthly general partner fee in an amount equal to 0.0833% (1% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units. The general partner fee is included in management fees in the statements of operations.

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2016, 2015 and 2014, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

Revenue recognition – Income and expenses are recognized on an accrual basis in the period in which they are incurred.

Derivative Contracts – The Partnership’s operating activities involve trading, indirectly through its investment in the Trading Company, in derivative contracts that involve varying degrees of market and credit risk. With respect to the Partnership’s investment in the Trading Company, the Partnership has limited liability, and, therefore, its maximum exposure to either market or credit loss is limited to the carrying value of its investment in the Trading Company, as set forth in the statements of financial condition.

Cash – Cash balances are held with Citibank N.A and The Bank of New York Mellon.

Subscriptions Received in Advance – Subscriptions received in advance are comprised of cash received prior to the statements of financial condition date for which units were issued on the first day of the following month. Subscriptions received in advance do not participate in the earnings of the Partnership until the related units are issued.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

Net Income (Loss) Per Unit – Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Income Taxes – The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2016, 2015 and 2014. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2013.

New Accounting Pronouncement – In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements –Going Concern (Subtopic 205-40) (ASU 2014-15). The pronouncement determines management’s responsibility regarding assessment of the Partnership’s ability to continue as a going concern, even if the Partnership’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management needs to evaluate whether there are conditions or events that, in aggregate, raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt exists if these conditions or events indicate that the Partnership will be unable to meet its obligations as they become due. If such conditions or events exist, management should develop a plan to mitigate or alleviate these conditions or events. Regardless of management’s plan to mitigate, certain disclosures must be made in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016, however, early adoption is permitted. The adoption of the update had no impact on the Partnership’s financial statements.

3.    Limited partnership agreement

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Partnership in excess of its capital subscription and net profits or losses, if any.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2016, 2015 and 2014.

Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

4.    Financial guarantees

The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

5.    Financial highlights

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2016, 2015 and 2014:

	Class A Series 1 2016	Class A Series 2 2016	Class B Series 1 2016	Class B Series 2 2016	Class A Series 1 2015	Class A Series 2 2015	Class B Series 1 2015	Class B Series 2 2015	Class A Series 1 2014	Class A Series 2 2014	Class B Series 1 2014	Class B Series 2 2014
Per unit operating performance:
Beginning net asset value	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48	$2,707.82	$2,874.06	$2,707.83	$2,874.09

Income (loss) from investment operations:
Net investment loss	(169.16)	(150.02)	(169.45)	(138.25)	(175.47)	(138.39)	(174.13)	(140.34)	(144.79)	(114.64)	(144.89)	(114.64)
Net realized and unrealized gains (losses) on trading activities	(154.76)	(159.71)	(154.63)	(171.48)	114.05	119.09	112.72	121.03	943.19	1,008.99	943.29	1,008.97

Total income (loss) from investment operations	(323.92)	(309.73)	(324.08)	(309.73)	(61.42)	(19.30)	(61.41)	(19.31)	798.40	894.35	798.40	894.39

Ending net asset value	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.21%	4.22%	5.21%	3.93%	5.01%	3.68%	4.97%	3.73%	5.06%	3.77%	5.06%	3.82%

Total expenses	5.21%	4.22%	5.21%	3.93%	5.01%	3.68%	4.97%	3.73%	5.06%	3.77%	5.06%	3.82%

Net investment loss	(5.03)%	(4.01)%	(5.03)%	(3.75)%	(4.90)%	(3.58)%	(4.87)%	(3.62)%	(4.94)%	(3.66)%	(4.94)%	(3.70)%

Total return
Total return before incentive fees	(9.40)%	(8.26)%	(9.41)%	(8.26)%	(1.75)%	(0.51)%	(1.75)%	(0.51)%	29.48%	31.12%	29.48%	31.12%

Total return after incentive fees	(9.40)%	(8.26)%	(9.41)%	(8.26)%	(1.75)%	(0.51)%	(1.75)%	(0.51)%	29.48%	31.12%	29.48%	31.12%

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

6.    Subsequent events

For the period subsequent to December 31, 2016, through March 29, 2017, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $563,004 and limited partner redemptions of $5,504,015.

The General Partner has evaluated the impact of subsequent events on the Partnership through March 29, 2017, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P. Contents

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2016, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2016, and the results of its operations, changes in its partners’ capital and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Ltd.

Grand Cayman, Cayman Islands

March 29, 2017

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Man-AHL Diversified Trading Company L.P. (the “Partnership”) as of December 31, 2015, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man-AHL Diversified Trading Company L.P. at December 31, 2015, and the results of its operations, changes in its partners’ capital and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 28, 2016

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2016	December 31, 2015
Assets
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,733,386	$1,974,751
Net unrealized trading gains on open forward contracts	635,588	193,860
Net unrealized trading gains on open swap agreements	2,102,257	1,261,098
Net premiums paid on credit default swap agreements	5,790,286	759,796
Due from brokers	24,635,642	25,752,283

Total equity in trading accounts	36,897,159	29,941,788
Cash and cash equivalents	133,374,222	180,883,999
Interest receivable	3,223	-

Total assets	$170,274,604	$210,825,787

Liabilities and partners’ capital
Liabilities:
Net unrealized trading losses on open futures contracts	$-	$225,855
Net unrealized trading losses on open forward contracts	388,283	403,574
Net unrealized trading losses on open swap agreements	-	836,358
Net premiums received on credit default swap agreements	141,078	712,445
Redemptions payable to Man-AHL Diversified I L.P.	2,676,638	8,590,151
Redemptions payable to Man-AHL Diversified II L.P.	435,066	-
Accrued expenses and other liabilities	462,686	351,274

Total liabilities	4,103,751	11,119,657

Partners’ capital:
Limited Partners (12,891.24 and 14,668.74 units outstanding at December 31, 2016 and December 31, 2015, respectively)	166,170,853	199,706,130

Total partners’ capital	166,170,853	199,706,130

Total liabilities and partners’ capital	$170,274,604	$210,825,787

Net asset value per outstanding unit of partnership interest	$12,890.21	$13,614.40

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Condensed schedules of investments

	December 31, 2016		December 31, 2015
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
Futures contracts - long:
Agricultural	$129,603	0.1	$117,984	0.1
Currencies	214,721	0.1	(1,440)	(0.0)
Energy	1,287,020	0.8	(140,307)	(0.1)
Indices	1,117,827	0.7	(176,089)	(0.1)
Interest rates	567,212	0.3	(371,403)	(0.2)
Metals	(291,080)	(0.2)	(76,550)	(0.0)

Total futures contracts - long	3,025,303	1.8	(647,805)	(0.3)

Futures contracts - short:
Agricultural	598,001	0.4	802,455	0.4
Currencies	-	0.0	-	0.0
Energy	(259,683)	(0.2)	1,401,618	0.7
Indices	342,966	0.2	223,760	0.1
Interest rates	27,499	0.0	17,711	0.0
Metals	(700)	(0.0)	(48,843)	(0.0)

Total futures contracts - short	708,083	0.4	2,396,701	1.2

Net unrealized trading gains on open futures contracts	$3,733,386	2.2	$1,748,896	0.9

Forward contracts - long:
Australian dollars	$(1,002,614)	(0.6)	$369,549	0.2
British pounds	(213,606)	(0.1)	(850,089)	(0.4)
Euro	(136,458)	(0.1)	(452,102)	(0.2)
Gold bullion	(365,867)	(0.2)	15,747	0.0
Japanese yen	(88,811)	(0.1)	959,347	0.5
New Zealand dollars	(315,148)	(0.2)	381,631	0.2
Other	317,330	0.2	(1,883,153)	(0.9)

Total forward contracts - long	(1,805,174)	(1.1)	(1,459,070)	(0.6)

Forward contracts - short:
Australian dollars	720,097	0.4	(731,725)	(0.4)
British pounds	877,623	0.5	1,446,072	0.7
Euro	291,205	0.2	637,614	0.3
Gold bullion	(248,010)	(0.1)	(123,697)	(0.1)
Japanese yen	659,730	0.4	(1,749,205)	(0.9)
New Zealand dollars	186,498	0.1	(199,712)	(0.1)
Other	(434,664)	(0.2)	1,970,009	1.0

Total forward contracts - short	2,052,479	1.3	1,249,356	0.5

Net unrealized trading gains (losses) on open forward contracts	$247,305	0.2	$(209,714)	(0.1)

Swap agreements - long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $141,078 and $712,445, as of December 31, 2016 and December 31, 2015, respectively)	$(3,004)	(0.0)	$(362,615)	(0.2)
Interest rate swaps	503,701	0.3	3,878,431	2.0

Total swap agreements - long	500,697	0.3	3,515,816	1.8

Swap agreements - short:
Credit default swaps - sell protection centrally cleared (upfront premiums paid $5,790,286 and $759,796 as of December 31, 2016 and December 31, 2015, respectively)	381,714	0.2	46,934	0.0
Interest rate swaps	1,219,846	0.8	(3,138,010)	(1.6)

Total swap agreements - short	1,601,560	1.0	(3,091,076)	(1.6)

Net unrealized trading gains/(losses) on open swap agreements	$2,102,257	1.3	$424,740	0.2

Net unrealized trading gains/(losses) on open contracts/agreements	$6,082,948	3.7	$1,963,922	1.0

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net investment income:
Interest income	$342,604	$175,706	$251,243
Other income	-	72,665	-

Total investment income	$342,604	$248,371	$251,243

Expenses
Brokerage commissions	758,136	1,035,050	819,351
Interest expense - brokers	37,005	81,396	36,512
Administration fees	128,427	244,257	10,000
Professional fees	238,550	168,194	209,653
Shareholder expenses	252,000	-	-
Other expenses	151,501	38,239	48,164

Total expenses	1,565,619	1,567,136	1,123,680

Net investment income (loss)	(1,223,015)	(1,318,765)	(872,437)

Net realized and unrealized gains (losses) on trading activities:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(12,667,289)	26,163,513	59,326,465
Net change in unrealized gains (losses) on translation of foreign currency	(238,109)	(1,377,844)	2,567,195
Net change in unrealized trading gains (losses) on open contracts/agreements	4,119,026	(16,845,602)	4,582,861

Net gain (loss) on trading activities	(8,786,372)	7,940,067	66,476,521

Net income (loss)	$(10,009,387)	$6,621,302	$65,604,084

Net income (loss) per unit of partnership interest (based on weighted average units outstanding during the period)	$(712.65)	$375.85	$3,230.44

Weighted average number of units outstanding during the period	14,045.25	17,610.22	20,308.07

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2016, 2015 and 2014

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ capital - January 1, 2016	$199,706,130	14,669	$-	-	$199,706,130	14,669

Subscriptions	10,014,827	700	-	-	10,014,827	700
Redemptions	(33,540,717)	(2,478)	-	-	(33,540,717)	(2,478)
Net income	(10,009,387)	-	-	-	(10,009,387)	-

Partners’ capital - December 31, 2016	$166,170,853	12,891	$-	-	$166,170,853	12,891

Partners’ capital - January 1, 2015	$236,996,474	17,854	$-	-	$236,996,474	17,854

Subscriptions	17,088,499	1,240	-	-	17,088,499	1,240
Redemptions	(61,000,145)	(4,425)	-	-	(61,000,145)	(4,425)
Net income	6,621,302	-	-	-	6,621,302	-

Partners’ capital - December 31, 2015	$199,706,130	14,669	$-	-	$199,706,130	14,669

Partners’ capital - January 1, 2014	$239,185,645	24,398	$-	-	$239,185,645	24,398

Subscriptions	3,191,974	286	-	-	3,191,974	286
Redemptions	(70,985,229)	(6,830)	-	-	(70,985,229)	(6,830)
Net income	65,604,084	-	-	-	65,604,084	-

Partners’ capital - December 31, 2014	$236,996,474	17,854	$-	-	$236,996,474	17,854

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10,009,387)	$6,621,302	$65,604,084

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading losses on open contracts/agreements	(4,119,026)	16,845,602	(4,582,861)
Changes in assets and liabilities:
Due from brokers	1,116,641	(2,699,429)	20,596,255
Interest receivable	(3,223)	5,240	26,430
Net premiums paid on credit default swap agreements	(5,030,490)	1,776,481	820,839
Net premiums received on credit default swap agreements	(571,367)	712,445	(5,175,526)
Accrued expenses and other liabilities	111,412	141,770	106,031

Net cash provided by (used in) operating activities	(18,505,440)	23,403,411	77,395,252

Cash flows from financing activities:
Proceeds from subscriptions	10,014,827	17,088,499	3,191,974
Payments on redemptions	(39,019,164)	(56,625,383)	(84,223,302)

Net cash used in financing activities	(29,004,337)	(39,536,884)	(81,031,328)

Net increase (decrease) in cash and cash equivalents	(47,509,777)	(16,133,473)	(3,636,076)
Cash and cash equivalents - beginning of year	180,883,999	197,017,472	200,653,548

Cash and cash equivalents - end of year	$133,374,222	$180,883,999	$197,017,472

Supplemental disclosure of cash activity:
Cash paid for interest during the period:	$37,005	$81,396	$36,512

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

1.    Organization of the trading company

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

AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as the trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom. The personnel of Man Investments Holdings Limited who are responsible for implementing the futures and foreign currency forward trading component of the AHL Diversified Program (see Note 5) on behalf of the Trading Company are the same as those of the Advisor who implement the AHL Diversified Program.

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

2.    Significant accounting policies

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due from Brokers – Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”) and HSBC. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $10,218,471 and $19,062,982 as of December 31, 2016 and December 31, 2015, respectively.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

Revenue recognition – Income and expenses are recognized on an accrual basis in the period in which they are incurred.

Realized gains and losses from periodic payments and settlements and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, in the statements of operations. All trading activities are accounted for on a trade-date basis.

Premiums and discounts on debt securities are amortized using the effective interest method and included within interest income on the Statement of Operations.

Derivative Contracts – In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of unrealized gain or loss. Upon termination of a credit default swap transactions, the amount included in the cost is reversed and becomes part of realized gain or loss.

Foreign Currency – All assets and liabilities of the Trading Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign investments are converted at the prevailing rate of exchange on the respective date of such transactions. The Trading Company does not isolate the portion of realized gains and losses on investments which is due to changes in foreign exchange rates from that which is due to changes in market prices of the investments. Such changes are included with the net realized gains or losses on trading activities.

Cash and Cash Equivalents – Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2016, the Trading Company maintains cash balances with The Bank of New York Mellon and Citibank N.A. As of December 31, 2016, the Trading Company holds $129,973,413 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with maturity dates ranging from January 5, 2017 to February 9, 2017, have a total face value of $130,000,000. As of December 31, 2015, the Trading Company held $160,986,436 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 7, 2016 to February 25, 2016, have a total face value of $161,000,000. As of December 31, 2016 and December 31, 2015, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes – The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2016, 2015 and 2014. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2013.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

Net Income (Loss) Per Unit – Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the Statement of Operations includes the reversal of amounts previously accrued in conjunction with the bankruptcy of MF Global.

New Accounting Pronouncement — In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (ASU 2014-15). The pronouncement determines management’s responsibility regarding assessment of the Trading Company’s ability to continue as a going concern, even if the Trading Company’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management needs to evaluate whether there are conditions or events that, in aggregate, raise substantial doubt about the Trading Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt exists if these conditions or events indicate that the Trading Company will be unable to meet its obligations as they become due. If such conditions or events exist, management should develop a plan to mitigate or alleviate these conditions or events. Regardless of management’s plan to mitigate, certain disclosures must be made in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016, however, early adoption is permitted. The adoption of the update had no impact on the Trading Company’s financial statements.

3.    Limited partnership agreement

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2016, 2015 and 2014.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2016, 2015 and 2014.

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

The inputs used to determine the fair value of the Trading Company’s investments are summarized in the three broad levels listed below:

•	Level 1 – quoted prices in active markets for identical assets or liabilities

•	Level 2 – investments with other significant observable inputs

•	Level 3 – investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2016 and December 31, 2015, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2016 and December 31, 2015, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$129,973,413	$-	$129,973,413	$-
Futures contracts	5,373,906	5,373,906	-	-
Forward contracts	7,145,362	-	7,145,362	-
Swap agreements	14,783,501	-	14,783,501	-

Total Assets	157,276,182	5,373,906	151,902,276	-

Liabilities
Futures contracts	(1,640,520)	(1,640,520)	-	-
Forward contracts	(6,898,057)	-	(6,898,057)	-
Swap agreements	(12,681,244)	-	(12,681,244)	-

Total Liabilities	(21,219,821)	(1,640,520)	(19,579,301)	-

Net Fair Value	$136,056,361	$3,733,386	$132,322,975	$-

	Fair Value Measurements
Investments	As of December 31, 2015	Level 1	Level 2	Level 3
Assets
Treasury bills	$160,986,436	$-	$160,986,436	$-
Futures contracts	4,751,908	4,751,908	-	-
Forward contracts	9,835,998	-	9,835,998	-
Swap agreements	23,407,801	-	23,407,801	-

Total Assets	198,982,143	4,751,908	194,230,235	-

Liabilities
Futures contracts	(3,003,012)	(3,003,012)	-	-
Forward contracts	(10,045,712)	-	(10,045,712)	-
Swap agreements	(22,983,061)	-	(22,983,061)	-

Total Liabilities	(36,031,785)	(3,003,012)	(33,028,773)	-

Net Fair Value	$162,950,358	$1,748,896	$161,201,462	$-

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of December 31, 2016 or 2015 based on the levels assigned at December 31, 2015 or 2014.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

5.    Derivative financial instruments and concentrations of credit risk

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

The Trading Company may enter into short sales. In order to facilitate a short sale, the Trading Company borrows the applicable financial instrument from a broker or counterparty and delivers it to a buyer. A short sale by the Trading Company creates an obligation on the part of the Trading Company to thereafter purchase the financial instrument in the market at the prevailing market price and deliver it to the broker or counterparty from which it was borrowed. The Trading Company is exposed to the risk of loss to the extent that the price of a financial instrument sold short by the Trading Company increases from the time the Trading Company borrows the financial instrument to the time the Trading Company purchases it in the market to satisfy the Trading Company’s delivery obligation. Consequently, the ultimate cost to the Trading Company to acquire a financial instrument sold short may exceed the amount recognized in the financial statements.

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

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014 default, bankruptcy, debt restructuring, etc.). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, upon the occurrence of a specified negative credit event, the Trading Company will either receive from the seller an amount equal to the notional amount of the swap and deliver the referenced security or underlying securities comprising an index or receive a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. As a seller (writer), upon the occurrence of a specified negative credit event, the Trading Company will either pay the buyer an amount equal to the notional amount of the swap and take delivery of the referenced security or underlying securities comprising an index or pay a net settlement of cash equal to the notional amount of the swap less the agreed upon recovery value of the security or underlying securities comprising an index. In the event of default by the counterparty, the Trading Company may recover amounts paid under the agreement either partially or in total by offsetting any payables and/or receivables with collateral held or pledged. The counterparty risk for centrally-cleared credit default swap agreements is generally lower than for credit default swap agreements not centrally-cleared. However, there can be no assurance that the clearing organization, or its members, will satisfy its obligations to the Trading Company.

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains (losses) on closed contracts/agreements in the statements of operations. When the swap is terminated, the Trading Company will record a realized gain (loss) equal to the difference between the proceeds from (or cost of) closing the transaction and the Trading Company’s basis in the contract, if any.

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

As of December 31, 2016 and December 31, 2015, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2016		December 31, 2015
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(50,571)	$190,000,000	$18,143	$35,000,000
101-250	-	-	-	-
251-350	77,040	20,000,000	11,024	5,000,000
351-450	355,245	20,000,000	-	-
450+	-	-	17,767	5,000,000

Total	$381,714	$230,000,000	$46,934	$45,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2016 and December 31, 2015, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 354 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2015 of

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014 each credit default swap where the Trading Company is a seller, ranged between 77 basis points and 471 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of December 31, 2016 the Trading Company posted cash collateral of $4,222,865, and as of December 31, 2015, the Trading Company posted cash collateral of $2,773,209, with respective counterparties on these agreements in the normal course of business. As of December 31, 2016, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021. As of December 31, 2015, all open credit default swap agreements on selling protection have a maturity date of December 20, 2020.

During the year ended December 31, 2016, the Trading Company traded 240,356 exchange-traded futures contracts and settled 184,645 forward contracts and 6,000 swap agreements. During the year ended December 31, 2015, the Trading Company traded 301,603 exchange-traded futures contracts and settled 138,853 forward contracts and 8,395 swap agreements. As of December 31, 2016, the notional value of open forward contracts is $5,991,672,832 and the notional value of open swap contracts is $281,557,063. The trading activity of open forward and swap contracts as of December 31, 2016 is indicative of the trading activity throughout the year.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. At December 31, 2015, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2016 and December 31, 2015, may differ from the net liability amounts recorded as of December 31, 2016 and December 31, 2015, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of December 31, 2016 and December 31, 2015, all credit default swaps held by the Trading Company are centrally cleared swaps.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	December 31, 2016
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,016,119		$(6,154,937)
Metals		129,243		(743,120)

Total open forward contracts		7,145,362		(6,898,057)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,036,853		(309,249)
Currencies		214,721		-
Energy		1,310,609		(283,272)
Indices		1,979,650		(518,857)
Interest rates		832,073		(237,362)
Metals		-		(291,780)

Total open futures contracts		5,373,906		(1,640,520)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		447,344		(68,634)
Interest rates		14,336,157		(12,612,610)

Total open swap agreements		14,783,501		(12,681,244)

Total Derivatives		$27,302,769		$(21,219,821)

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

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

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2016	2015	2014
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(7,682,696)	$5,112,659	$17,675,018
Metals	(1,723,034)	1,370,243	(725,630)

Net realized trading gains (losses) on closed contracts/agreements	$(9,405,730)	$6,482,902	$16,949,388

Currencies	$571,382	$(1,803,743)	$2,364,843
Metals	(114,363)	(394,292)	(243,862)

Net change in unrealized trading gains (losses) on open contracts/agreements	$457,019	$(2,198,035)	$2,120,981

Futures contracts
Agricultural	$(4,208,540)	$(2,712,508)	$7,758,998
Currencies	289,037	3,126,210	7,208,203
Energy	(4,860,614)	12,599,917	9,342,665
Indices	(1,070,733)	(1,752,107)	(3,378,143)
Interest rates	4,774,557	5,510,536	22,107,103
Metals	(1,102,265)	1,839,699	(4,099,667)

Net realized trading gains (losses) on closed contracts/agreements	$(6,178,558)	$18,611,746	$38,939,159

Agricultural	$(192,834)	$(1,259,826)	$1,035,688
Currencies	(603,453)	(765,323)	1,662,714
Energy	632,469	(2,596,640)	3,146,664
Indices	5,257,383	(750,032)	(7,619,141)
Interest rates	(2,942,687)	(5,149,364)	5,291,576
Metals	(166,388)	(1,940,105)	(553,973)

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,984,490	$(12,461,290)	$2,963,528

Swap agreements
Credit default swaps	$758,438	$(4,799,444)	$8,728,409
Interest rate swaps	1,994,365	4,399,348	(1,163,111)

Net realized trading gains (losses) on closed contracts/agreements	$2,752,803	$(400,096)	$7,565,298

Credit default swaps	$694,392	$713,513	$(11,416,347)
Interest rate swaps	983,125	(2,899,790)	10,914,699

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,677,517	$(2,186,277)	$(501,648)

Amounts in the table above exclude foreign exchange spot contracts.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2016 and December 31, 2015, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

Assets

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,640,845	$(823,702)	$817,143	$-	$-	$817,143
Credit Suisse	1,937,980	(253,173)	1,684,807	-	-	1,684,807
JPMorgan Chase	1,795,081	(563,645)	1,231,436	-	-	1,231,436

Total open futures contracts	$5,373,906	$(1,640,520)	$3,733,386	$-	$-	$3,733,386

Open forward contracts
Credit Suisse	$73,231	$(73,231)	$-	$-	$-	$-
Deutsche Bank	1,377,527	(1,377,527)	-	-	-	-
HSBC	3,974,040	(3,357,800)	616,240	-	-	616,240
Royal Bank of Scotland	1,720,564	(1,701,216)	19,348	-	-	19,348

Total open forward contracts	$7,145,362	$(6,509,774)	$635,588	$-	$-	$635,588

Open swap agreements
Credit Suisse	$77,040	$(68,634)	$8,406	$-	$-	$8,406
Deutsche Bank	6,927,799	(6,769,441)	158,358	-	-	158,358
JPMorgan Chase	7,778,662	(5,843,169)	1,935,493	-	-	1,935,493

Total open swap agreements	$14,783,501	$(12,681,244)	$2,102,257	$-	$-	$2,102,257

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

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

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$823,702	$(823,702)	$-	$-	$-	$-
Credit Suisse	253,173	(253,173)	-	-	-	-
JPMorgan Chase	563,645	(563,645)	-	-	-	-

Total open futures contracts	$1,640,520	$(1,640,520)	$-	$-	$-	$-

Open forward contracts
Credit Suisse	$240,692	$(73,231)	$167,461	$-	$167,461	$-
Deutsche Bank	1,598,349	(1,377,527)	220,822	-	220,822	-
HSBC	3,357,800	(3,357,800)	-	-	-	-
Royal Bank of Scotland	1,701,216	(1,701,216)	-	-	-	-

Total open forward contracts	$6,898,057	$(6,509,774)	$388,283	$-	$388,283	$-

Open swap agreements
Credit Suisse	$68,634	$(68,634)	$-	$-	$-	$-
Deutsche Bank	6,769,441	(6,769,441)	-	-	-	-
JPMorgan Chase	5,843,169	(5,843,169)	-	-	-	-

Total open swap agreements	$12,681,244	$(12,681,244)	$-	$-	$-	$-

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2015
Open futures contracts
Bank of America Merrill Lynch	$1,308,363	$(1,308,363)	$-	$-	$-	$-
Credit Suisse	663,729	(437,874)	225,855	-	225,855	-
JPMorgan Chase	1,030,920	(1,030,920)	-	-	-	-

Total open futures contracts	$3,003,012	$(2,777,157)	$225,855	$-	$225,855	$-

Open forward contracts
Credit Suisse	$137,157	$(84,057)	$53,100	$-	$53,100	$-
Deutsche Bank	5,034,243	(4,689,459)	344,784	-	344,784	-
HSBC	3,001,999	(2,996,309)	5,690	-	5,690	-
Royal Bank of Scotland	1,872,313	(1,872,313)	-	-	-	-

Total open forward contracts	$10,045,712	$(9,642,138)	$403,574	$-	$403,574	$-

Open swap agreements
Credit Suisse	$115,569	$(15,793)	$99,776	$-	$99,776	$-
Deutsche Bank	10,744,658	(10,744,658)	-	-	-	-
JPMorgan Chase	12,122,834	(11,386,252)	736,582	-	736,582	-

Total open swap agreements	$22,983,061	$(22,146,703)	$836,358	$-	$836,358	$-

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of December 31, 2016
Open forward contracts
Credit Suisse	$6,760,180
Deutsche Bank	$3,070,008
As of December 31, 2015
Open futures contracts
Credit Suisse	$5,826,982
Open forward contracts
Deutsche Bank	$3,558,505
HSBC	$2,014,372
Open swap agreements
JPMorgan Chase	$6,197,335

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements As of and for the years ended December 31, 2016, 2015 and 2014

6.    Financial guarantees

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    Financial highlights

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Per unit operating performance:
Beginning net asset value	$13,614.40	$13,274.32	$9,803.63
Income (loss) from investment operations:
Net investment loss	(87.92)	(75.72)	(43.29)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(636.27)	415.80	3,513.98

Total income (loss) from investment operations	(724.19)	340.08	3,470.69

Ending net asset value	$12,890.21	$13,614.40	$13,274.32

Ratios to average partners’ capital:
Expenses	0.83%	0.65%	0.51%

Net investment (loss)	(0.65)%	(0.55)%	(0.40)%

Total return	(5.32)%	2.56%	35.40%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    Subsequent events

For the period subsequent to December 31, 2016 through March 29, 2017, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $813,004, and limited partner redemptions of $7,885,445.

The General Partner has evaluated the impact of subsequent events on the Trading Company through March 29, 2017, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.