Form 10-Q
period 2017-03-31
MAN AHL DIVERSIFIED I LP
filed 2017-05-12
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At March 31, 2017 (unaudited) and December 31, 2016
(b)	For the three months ended March 31, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (Unaudited)		December 31, 2016
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$132,672,822		$140,358,050
Due from Man-AHL Diversified Trading Company L.P.	2,415,494		2,676,638

Total assets	$135,088,316		$143,034,688

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$2,415,494		$2,676,638
Management fees payable	329,414		349,465
Servicing fees payable	110,381		117,065
Accrued expenses and other liabilities	557,810		485,036

Total liabilities	3,413,099		3,628,204

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2017 and December 31, 2016)	579,686		581,650
Limited Partners - Class A Series 1 (27,750.23 and 29,256.07 units outstanding at March 31, 2017 and December 31, 2016, respectively)	86,312,602		91,304,564
Limited Partners - Class A Series 2 (2,275.2 and 2,363.37 units outstanding at March 31, 2017 and December 31, 2016, respectively)	7,823,349		8,128,525
Limited Partners - Class B Series 1 (11,837.84 and 12,577.22 units outstanding at March 31, 2017 and December 31, 2016, respectively)	36,818,079		39,250,209
Limited Partners - Class B Series 2 (41.15 units outstanding at March 31, 2017 and December 31, 2016)	141,501		141,536

Total partners’ capital	131,675,217		139,406,484

Total liabilities and partners’ capital	$135,088,316		$143,034,688

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,110.34		$3,120.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,438.53		$3,439.38

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,110.20		$3,120.74

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,438.58	*	$3,439.44	*

* Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$135,691	$60,601
Brokerage commissions	(128,525)	(200,614)
Interest expense	(26,500)	(5,901)
Administration fees	(24,001)	(85,682)
Professional fees	(32,759)	—
Shareholder expenses	(53,260)	—
Other expenses	(16,387)	(39,444)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(145,741)	(271,040)

PARTNERSHIP EXPENSES:
Management fees	1,015,798	1,329,353
Servicing fees	340,350	447,248
Administration fees	—	2,500
Professional fees	71,251	101,250
Other expenses	41,750	25,750

Total partnership expenses	1,469,149	1,906,101

Net investment loss	(1,614,890)	(2,177,141)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	5,507,575	6,032,891
Net change in unrealized trading gains (losses) on open open contracts/agreeements and translation of foreign currency	(4,267,445)	5,775,983

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	1,240,130	11,808,874

NET INCOME (LOSS)	$(374,760)	$9,631,733

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(8.99)	$189.30

CLASS A Series 2	$(0.62)	$220.37

CLASS B Series 1	$(9.14)	$193.51

CLASS B Series 2	$(0.85)	$220.75

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
CLASS A Series 1	28,873.63	31,235.98

CLASS A Series 2	2,384.31	4,927.77

CLASS B Series 1	12,435.13	13,549.69

CLASS B Series 2	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423
Subscriptions	199,998	63	—	—	258,903	75	338,005	109	—	—	796,906	247
Redemptions	(4,934,335)	(1,569)	—	—	(562,604)	(163)	(2,656,474)	(848)	—	—	(8,153,413)	(2,580)
Net income (loss)	(257,625)	—	(1,964)	—	(1,475)	—	(113,661)	—	(35)	—	(374,760)	—

PARTNERS’ CAPITAL
March 31, 2017	$86,312,602	27,750	$579,686	186	$7,823,349	2,275	$36,818,079	11,838	$141,501	41	$131,675,217	42,090

PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	6,228,995	1,692	—	—	—	—	641,688	182	—	—	6,870,683	1,874
Redemptions	(5,695,246)	(1,566)	—	—	—	—	(1,745,838)	(478)	—	—	(7,441,084)	(2,044)
Net income (loss)	5,877,282	—	35,674	—	1,087,756	—	2,621,937	—	9,084	—	9,631,733	—

PARTNERS’ CAPITAL
March 31, 2016	$113,568,167	31,233	$677,696	186	$19,562,484	4,928	$48,191,053	13,253	$163,366	41	$182,162,766	49,641

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(374,760)	$9,631,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(25,001)	(3,750,848)
Sales of investments in Man-AHL Diversified Trading Company L.P.	9,065,762	14,052,460
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(1,094,389)	(11,537,834)
Changes in assets and liabilities:
Management fees payable	(20,051)	(490,270)
Servicing fees payable	(6,684)	(164,696)
Accrued expenses and other liabilities	72,774	106,577

Net cash provided by operating activities	7,617,651	7,847,122

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	796,906	6,870,683
Payments on redemptions	(8,414,557)	(14,717,805)

Net cash used in financing activities	(7,617,651)	(7,847,122)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

At March 31, 2017 and December 31, 2016, the Partnership owned 10,219.65 and 10,888.73 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2017 and December 31, 2016 was 84.81% and 84.47%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2017 and December 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three months ended March 31, 2017 and 2016, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

Revenue recognition — Income and expense are recognized on an accrual basis in the period in which they are incurred.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2017 and 2016. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three months ended March 31, 2017 and 2016.

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

5.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31, 2017				For the three months ended March 31, 2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17

Income (loss) from investment operations:
Net investment loss	(37.61)	(30.67)	(37.76)	(30.13)	(45.07)	(36.12)	(44.85)	(36.16)
Net realized and unrealized gains (losses) on trading activities	27.07	29.82	27.22	29.27	236.48	256.86	236.26	256.91

Total income (loss from investment operations	(10.54)	(0.85)	(10.54)	(0.86)	191.41	220.74	191.41	220.75

Ending net asset value	$3,110.34	$3,438.53	$3,110.20	$3,438.58	$3,636.21	$3,969.85	$3,636.23	$3,969.92

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.21%	3.95%	5.23%	3.87%	5.15%	3.82%	5.12%	3.82%

Total expenses	5.21%	3.95%	5.23%	3.87%	5.15%	3.82%	5.12%	3.82%

Net investment loss	(4.81)%	(3.55)%	(4.83)%	(3.49)%	(5.01)%	(3.68)%	(4.99)%	(3.69)%

Total return[2]:
Total return before incentive fees	(0.34)%	(0.03)%	(0.34)%	(0.03)%	5.56%	5.89%	5.56%	5.89%

Total return after incentive fees	(0.34)%	(0.03)%	(0.34)%	(0.03)%	5.56%	5.89%	5.56%	5.89%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.

[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2017, through May 12, 2017, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $75,000 and limited partner redemptions of $3,093,772.

The General Partner has evaluated the impact of subsequent events on the Partnership through May 12, 2017, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2017 (unaudited) and December 31, 2016
(b)	For the three months ended March 31, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017
	(Unaudited)	December 31, 2016
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,475,813	$3,733,386
Net unrealized trading gains on open forward contracts	584,139	635,588
Net unrealized trading gains on open swap agreements	1,888,476	2,102,257
Net premiums paid on credit default swap agreements	5,499,424	5,790,286
Due from brokers	32,461,605	24,635,642

Total equity in trading accounts	42,909,457	36,897,159
Cash and cash equivalents	121,970,918	133,374,222
Interest receivable	25,000	3,223

Total assets	$164,905,375	$170,274,604

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$409,479	$—
Net unrealized trading losses on open forward contracts	3,740,017	388,283
Net unrealized trading losses on open swap agreements	—	—
Net premiums received on credit default swap agreements	—	141,078
Due to brokers	1,561,500	—
Redemptions payable to Man-AHL Diversified I L.P.	2,415,494	2,676,638
Redemptions payable to Man-AHL Diversified II L.P.	—	435,066
Accrued expenses and other liabilities	344,803	462,686

Total liabilities	8,471,293	4,103,751

PARTNERS’ CAPITAL:
Limited Partners (12,049.95 and 12,891.24 units outstanding at March 31, 2017 and December 31 2016, respectively)	156,434,082	166,170,853

Total partners’ capital	156,434,082	166,170,853

Total liabilities and partners’ capital	$164,905,375	$170,274,604

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$12,982.13	$12,890.21

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2017 (Unaudited)		December 31, 2016
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(128,310)	(0.1)	$129,603	0.1
Currencies	—	—	214,721	0.1
Energy	88,112	0.1	1,287,020	0.8
Indices	1,179,134	0.8	1,117,827	0.7
Interest Rates	223,769	0.1	567,212	0.3
Metals	144,643	0.1	(291,080)	(0.2)

Total futures contracts - long	1,507,348	1.0	3,025,303	1.8

FUTURES CONTRACTS - Short:
Agricultural	891,022	0.6	598,001	0.4
Currencies	(15,119)	(0.0)	—	—
Energy	(755,705)	(0.5)	(259,683)	(0.2)
Indices	853,593	0.5	342,966	0.2
Interest Rates	(383,360)	(0.3)	27,499	0.0
Metals	(31,445)	(0.0)	(700)	(0.0)

Total futures contracts - short	558,986	0.3	708,083	0.4

NET UNREALIZED TRADING GAINS ON OPEN FUTURES CONTRACTS	$2,066,334	1.3	$3,733,386	2.2

FORWARD CONTRACTS - Long:
Australian dollars	$(226,584)	(0.1)	$(1,002,614)	(0.6)
British pounds	342,773	0.2	(213,606)	(0.1)
Euro	(271,604)	(0.2)	(136,458)	(0.1)
Gold bullion	450,537	0.3	(365,867)	(0.2)
Japanese yen	421,824	0.3	(88,811)	(0.1)
New Zealand dollars	(94,549)	(0.1)	(315,148)	(0.2)
Other	424,857	0.3	317,330	0.2

Total forward contracts - long	1,047,254	0.7	(1,805,174)	(1.1)

FORWARD CONTRACTS - Short:
Australian dollars	(91,002)	(0.1)	720,097	0.4
British pounds	(1,911,934)	(1.3)	877,623	0.5
Euro	293,461	0.2	291,205	0.2
Gold bullion	(221,811)	(0.1)	(248,010)	(0.1)
Japanese yen	(1,165,955)	(0.7)	659,730	0.4
New Zealand dollars	(62,769)	(0.0)	186,498	0.1
Other	(1,043,122)	(0.7)	(434,664)	(0.2)

Total forward contracts - short	(4,203,132)	(2.7)	2,052,479	1.3

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(3,155,878)	(2.0)	$247,305	0.2

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $141,078, as of March 31, 2017 and December 31 2016, respectively)	$—	—	$(3,004)	(0.0)
Interest rate swaps	11,069,328	7.1	503,701	0.3

Total swap agreements - long	11,069,328	7.1	500,697	0.3

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $5,499,424 and $5,790,286, as of March 31, 2017 and December 31 2016, respectively)	326,585	0.2	381,714	0.2
Interest rate swaps	(9,507,437)	(6.1)	1,219,846	0.8

Total swap agreements - short	(9,180,852)	(5.9)	1,601,560	1.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$1,888,476	1.2	$2,102,257	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$798,932	0.5	$6,082,948	3.7

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
NET INVESTMENT INCOME:
Interest income	$160,474	$68,944

Total investment income	$160,474	$68,944

EXPENSES
Brokerage commissions	151,968	228,558
Interest expense - brokers	31,354	6,716
Administration fees	28,391	97,483
Professional fees	38,750	5,138
Shareholder expenses	63,000	—
Other expenses	19,389	39,747

Total expenses	332,852	377,642

Net investment income (loss)	(172,378)	(308,698)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	6,451,778	6,843,075
Net change in unrealized gains (losses) on translation of foreign currency	337,421	314,014
Net change in unrealized trading gains (losses) on open contracts/agreements	(5,284,016)	6,327,726

Net gain (loss) on trading activities	1,505,183	13,484,815

NET INCOME (LOSS)	$1,332,805	$13,176,117

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$104.01	$902.07

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	12,813.66	14,606.50

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$—	—	$166,170,853	12,891
Subscriptions	25,001	2	—	—	25,001	2
Redemptions	(11,094,577)	(843)	—	—	(11,094,577)	(843)
Net income (loss)	1,332,805	—	—	—	1,332,805	—

PARTNERS’ CAPITAL - March 31, 2017	$156,434,082	12,050	$—	—	$156,434,082	12,050

PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	4,000,847	276	—	—	4,000,847	276
Redemptions	(8,592,651)	(603)	—	—	(8,592,651)	(603)
Net income (loss)	13,176,117	—	—	—	13,176,117	—

PARTNERS’ CAPITAL - March 31, 2016	$208,290,443	14,342	$—	—	$208,290,443	14,342

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,332,805	$13,176,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	5,284,016	(6,327,726)
Changes in assets and liabilities:
Due from brokers	(7,825,963)	2,788,473
Interest receivable	(21,777)	—
Net premiums paid on credit default swap agreements	290,862	(2,519,734)
Net premiums received on credit default swap agreements	(141,078)	441,827
Due to brokers	1,561,500	19,999,431
Accrued expenses and other liabilities	(117,883)	95,953

Net cash provided by operating activities	362,482	27,654,341

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	25,001	4,000,847
Payments on redemptions	(11,790,787)	(15,869,372)

Net cash used in financing activities	(11,765,786)	(11,868,525)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,403,304)	15,785,816
CASH AND CASH EQUIVALENTS - Beginning of period	133,374,222	180,883,999

CASH AND CASH EQUIVALENTS - End of period	$121,970,918	$196,669,815

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
CASH PAID FOR INTEREST DURING THE PERIOD:	$31,354	$6,716

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”) and HSBC. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $17,000,478 and $10,218,471 as of March 31, 2017 and December 31, 2016, respectively.

Revenue recognition — Income and expenses are recognized on an accrual basis in the period in which they are incurred.

Realized gains and losses from periodic payments and settlements and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, in the statements of operations. All trading activities are accounted for on a trade-date basis.

Premiums and discounts on debt securities are amortized using the effective interest method and included within interest income on the statements of operations.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of unrealized gain or loss. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.

Foreign Currency — All assets and liabilities of the Trading Company denominated in foreign currencies are translated into U.S. dollar amounts at the mean between the bid and ask market rates for such currencies on the date of valuation. Purchases and sales of foreign investments are converted at the prevailing rate of exchange on the respective date of such transactions. The Trading Company does not isolate that portion of realized gains and losses on investments which is due to changes in foreign exchange rates from that which is due to changes in market prices of the investments. Such changes are included with the net realized gains or losses on trading activities.

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2017, the Trading Company maintains cash balances with and $111,951,345 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with maturity dates ranging from April 6, 2017 to May 11, 2017, have a total face value of $112,000,000. As of December 31, 2016, the Trading Company held $129,973,413 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 5, 2017 to February 9, 2017, have a total face value of $130,000,000. As of March 31, 2017 and December 31, 2016, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three months ended March 31, 2017 and 2016. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the statements of operations includes amounts received by the Partnership in conjunction with litigation for an investment held and an adjustment of previously incurred brokerage fees.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2017 and December 31, 2016.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2017 and 2016.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2017 and December 31, 2016, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2017 and December 31, 2016, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$111,951,345	$—	$111,951,345	$—
Futures contracts	4,590,926	4,590,926	—	—
Forward contracts	6,622,147	—	6,622,147	—
Swap agreements	11,653,899	—	11,653,899	—

Total Assets	134,818,317	4,590,926	130,227,391	—

Liabilities
Futures contracts	(2,524,592)	(2,524,592)	—	—
Forward contracts	(9,778,025)	—	(9,778,025)	—
Swap agreements	(9,765,423)	—	(9,765,423)	—

Total Liabilities	(22,068,040)	(2,524,592)	(19,543,448)	—

Net Fair Value	$112,750,277	$2,066,334	$110,683,943	$—

	Fair Value Measurements
Investments	As of December 31, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$129,973,413	$—	$129,973,413	$—
Futures contracts	5,373,906	5,373,906	—	—
Forward contracts	7,145,362	—	7,145,362	—
Swap agreements	14,783,501	—	14,783,501	—

Total Assets	157,276,182	5,373,906	151,902,276	—

Liabilities
Futures contracts	(1,640,520)	(1,640,520)	—	—
Forward contracts	(6,898,057)	—	(6,898,057)	—
Swap agreements	(12,681,244)	—	(12,681,244)	—

Total Liabilities	(21,219,821)	(1,640,520)	(19,579,301)	—

Net Fair Value	$136,056,361	$3,733,386	$132,322,975	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between Levels of the fair value hierarchy, based on the Levels assigned under the hierarchy at the reporting period end. There were no transfers between Levels as of March 31, 2017 or 2016 based on the levels assigned at December 31, 2016 or 2015.

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

The Trading Company may enter into short sales. In order to facilitate a short sale, the Trading Company borrows the applicable financial instrument from a broker or counterparty and delivers it to a buyer. A short sale by the Trading Company creates an obligation on the part of the Trading Company to thereafter purchase the financial instrument in the market at the prevailing market price and deliver it to the broker or counterparty from which it was borrowed. The Trading Company is exposed to the risk of loss to the extent that the price of a financial instrument sold short by the Trading Company increases from the time the Trading Company borrows the financial instrument to the time the Trading Company purchases it in the market to satisfy the Trading Company’s delivery obligation. Consequently, the ultimate cost to the Trading Company to acquire a financial instrument sold short may exceed the amount recognized in financial statements.

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

As of March 31, 2017 and December 31, 2016, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2017		December 31, 2016
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$166,464	$140,000,000	$(50,571)	$190,000,000
101-250	—	—	—	—
251-350	160,121	40,000,000	77,040	20,000,000
351-450	—	—	355,245	20,000,000
450+	—	—	—	—

Total	$326,585	$180,000,000	$381,714	$230,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2017 and December 31, 2016, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 66 basis points and 338 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 354 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of March 31, 2017 the Trading Company posted cash collateral of $1,968,526, and as of December 31, 2016, the Trading Company posted cash collateral of $4,222,865, with respective counterparties on these agreements in the normal course of business. As of March 31, 2017, all open credit default swap agreements on selling protection have a maturity date of June 20, 2022. As of December 31, 2016, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021.

During the three months ended March 31, 2017, the Trading Company traded 54,631 exchange-traded futures contracts and settled 53,136 forward contracts and 1,409 swap agreements. During three months ended March 31, 2016, the Trading Company traded 60,713 exchange-traded futures contracts and settled 39,360 forward contracts and 1,951 swap agreements. As of

March 31, 2017, the notional value of open forward contracts is $30,020,221,023 and the notional value of open swap contracts is $70,310,667. The trading activity of open forward and swap contracts as of March 31, 2017 and 2016 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2017 and December 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2017 and December 31, 2016, may differ from the net liability amounts recorded as of March 31, 2017 and December 31, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2017 and December 31, 2016, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	March 31, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$6,036,605		$(9,421,209)
Metals		585,542		(356,816)

Total open forward contracts		6,622,147		(9,778,025)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,186,835		(424,123)
Currencies		—		(15,119)
Energy		193,863		(861,456)
Indices		2,606,347		(573,620)
Interest rates		366,473		(526,064)
Metals		237,408		(124,210)

Total open futures contracts		4,590,926		(2,524,592)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		356,450		(29,865)
Interest rates		11,297,449		(9,735,558)

Total open swap agreements		11,653,899		(9,765,423)

Total Derivatives		$22,866,972		$(22,068,040)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,016,119		$(6,154,937)
Metals		129,243		(743,120)

Total open forward contracts		7,145,362		(6,898,057)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,036,853		(309,249)
Currencies		214,721		—
Energy		1,310,609		(283,272)
Indices		1,979,650		(518,857)
Interest rates		832,073		(237,362)
Metals		—		(291,780)

Total open futures contracts		5,373,906		(1,640,520)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		447,344		(68,634)
Interest rates		14,336,157		(12,612,610)

Total open swap agreements		14,783,501		(12,681,244)

Total Derivatives		$27,302,769		$(21,219,821)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2017	2016
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$1,951,782	$(4,254,007)
Metals	(1,369,495)	(298,555)

Net realized trading gains (losses) on closed contracts/agreements	$582,287	$(4,552,562)

Currencies	$(4,245,257)	$3,694,134
Metals	842,075	(97,181)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,403,182)	$3,596,953

Futures contracts
Agricultural	$(1,041,524)	$(7,626)
Currencies	(55,412)	(81,181)
Energy	(3,195,025)	3,367,932
Indices	10,814,035	627,470
Interest rates	(3,227,308)	4,807,629
Metals	239,820	222,088

Net realized trading gains (losses) on closed contracts/agreements	$3,534,586	$8,936,312

Agricultural	$35,107	$(1,148,575)
Currencies	(229,840)	(918,225)
Energy	(1,694,929)	760,888
Indices	571,934	1,981,298
Interest rates	(754,303)	106,942
Metals	404,978	161,613

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,667,053)	$943,941

Swap agreements
Credit default swaps	$1,646,301	$674,423
Interest rate swaps	150,860	1,075,979

Net realized trading gains (losses) on closed contracts/agreements	$1,797,161	$1,750,402

Credit default swaps	$(52,125)	$372,959
Interest rate swaps	(161,656)	1,413,973

Net change in unrealized trading gains (losses) on open contracts/agreements	$(213,781)	$1,786,932

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2017 and December 31, 2016, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

ASSETS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,931,854	$(1,224,833)	$707,021	$—	$—	$707,021
Credit Suisse	2,156,722	(387,930)	1,768,792	—	—	1,768,792
JPMorgan Chase	502,350	(502,350)	—	—	—	—

Total open futures contracts	$4,590,926	$(2,115,113)	$2,475,813	$—	$—	$2,475,813

Open forward contracts
Credit Suisse	$434,499	$(77,259)	$357,240	$—	$—	$357,240
Deutsche Bank	1,958,680	(1,731,781)	226,899	—	—	226,899
HSBC	2,917,522	(2,917,522)	—	—	—	—
Royal Bank of Scotland	1,311,446	(1,311,446)	—	—	—	—

Total open forward contracts	$6,622,147	$(6,038,008)	$584,139	$—	$—	$584,139

Open swap agreements
Credit Suisse	$114,992	$—	$114,992	$—	$—	$114,992
Deutsche Bank	268,386	(92,623)	175,763	—	—	175,763
JPMorgan Chase	11,270,521	(9,672,800)	1,597,721	—	—	1,597,721

Total open swap agreements	$11,653,899	$(9,765,423)	$1,888,476	$—	$—	$1,888,476

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,640,845	$(823,702)	$817,143	$—	$—	$817,143
Credit Suisse	1,937,980	(253,173)	1,684,807	—	—	1,684,807
JPMorgan Chase	1,795,081	(563,645)	1,231,436	—	—	1,231,436

Total open futures contracts	$5,373,906	$(1,640,520)	$3,733,386	$—	$—	$3,733,386

Open forward contracts
Credit Suisse	$73,231	$(73,231)	$—	$—	$—	$—
Deutsche Bank	1,377,527	(1,377,527)	—	—	—	—
HSBC	3,974,040	(3,357,800)	616,240	—	—	616,240
Royal Bank of Scotland	1,720,564	(1,701,216)	19,348	—	—	19,348

Total open forward contracts	$7,145,362	$(6,509,774)	$635,588	$—	$—	$635,588

Open swap agreements
Credit Suisse	$77,040	$(68,634)	$8,406	$—	$—	$8,406
Deutsche Bank	6,927,799	(6,769,441)	158,358	—	—	158,358
JPMorgan Chase	7,778,662	(5,843,169)	1,935,493	—	—	1,935,493

Total open swap agreements	$14,783,501	$(12,681,244)	$2,102,257	$—	$—	$2,102,257

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

LIABILITIES

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,224,833	$(1,224,833)	$—	$—	$—	$—
Credit Suisse	387,930	(387,930)	—	—	—	—
JPMorgan Chase	911,829	(502,350)	409,479	—	409,479	—

Total open futures contracts	$2,524,592	$(2,115,113)	$409,479	$—	$409,479	$—

Open forward contracts
Credit Suisse	$77,259	$(77,259)	$—	$—	$—	$—
Deutsche Bank	1,731,781	(1,731,781)	—	—	—	—
HSBC	5,237,736	(2,917,522)	2,320,214	—	2,320,214	—
Royal Bank of Scotland	2,731,249	(1,311,446)	1,419,803	—	1,419,803	—

Total open forward contracts	$9,778,025	$(6,038,008)	$3,740,017	$—	$3,740,017	$—

Open swap agreements
Credit Suisse	$—	$—	$—	$—	$—	$—
Deutsche Bank	92,623	(92,623)	—	—	—	—
JPMorgan Chase	9,672,800	(9,672,800)	—	—	—	—

Total open swap agreements	$9,765,423	$(9,765,423)	$—	$—	$—	$—

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$823,702	$(823,702)	$—	$—	$—	$—
Credit Suisse	253,173	(253,173)	—	—	—	—
JPMorgan Chase	563,645	(563,645)	—	—	—	—

Total open futures contracts	$1,640,520	$(1,640,520)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$240,692	$(73,231)	$167,461	$—	$167,461	$—
Deutsche Bank	1,598,349	(1,377,527)	220,822	—	220,822	—
HSBC	3,357,800	(3,357,800)	—	—	—	—
Royal Bank of Scotland	1,701,216	(1,701,216)	—	—	—	—

Total open forward contracts	$6,898,057	$(6,509,774)	$388,283	$—	$388,283	$—

Open swap agreements
Credit Suisse	$68,634	$(68,634)	$—	$—	$—	$—
Deutsche Bank	6,769,441	(6,769,441)	—	—	—	—
JPMorgan Chase	5,843,169	(5,843,169)	—	—	—	—

Total open swap agreements	$12,681,244	$(12,681,244)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2017
Open futures contracts
JP Morgan Chase	$6,679,119

Open forward contracts
HSBC	$3,037,571
Royal Bank of Scotland	$3,134,293

As of December 31, 2016
Open forward contracts
Credit Suisse	$6,760,180
Deutsche Bank	$3,070,008

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the periods ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Per unit operating performance:
Beginning net asset value	$12,890.21	$13,614.40
Income (loss) from investment operations:
Net investment loss	(13.65)	(21.32)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	105.57	929.88

Total income (loss) from investment operations	91.92	908.56

Ending net asset value	$12,982.13	$14,522.96

Ratios to average partners’ capital[1]:
Expenses	0.81%	0.73%

Net investment loss	(0.42)%	(0.60)%

Total return[2]	0.71%	6.67%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2017 through May 12, 2017, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $75,000, and limited partner redemptions of $3,093,772.

The General Partner has evaluated the impact of subsequent events on the Trading Company through May 12, 2017, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Trading Advisor”). The Trading Advisor also serves as the Partnership’s commodity pool operator. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals and agriculturals. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks and volatility.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 29, 2017.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2016. The Partnership’s capitalization was $131,675,217 as of March 31, 2017. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,328,399	1.77%
Bonds	$2,149,788	1.63%
Credit	$4,182,959	3.18%
Currencies	$7,346,675	5.58%
Energy	$1,767,118	1.34%
Interest rates	$4,311,091	3.27%
Metals	$2,134,662	1.62%
Stock indices	$10,415,899	7.91%
Total*	$34,636,591	26.30%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2017:

31-Mar-17
Ending Equity	$131,675,217

Three months ended March 31, 2017:

Net assets decreased $7,731,267 for the three months ended March 31, 2017. This decrease was attributable to subscriptions in the amount of $374,760, redemptions in the amount of $796,906 and a net loss from operations of $8,153,413.

Management Fees of $1,015,798 and servicing fees of $340,350 were paid or accrued, and interest of $135,691 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2017.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2017 were $394,433.

The Partnership realized moderate negative returns in January with losses sustained in the fixed-income and commodity sectors outweighing gains achieved in the equity and credit markets. With respect to fixed-income trading, the Partnership’s long exposure to German bonds and short positioning in U.S. treasuries proved unprofitable. The Partnership’s agricultural and energy positions also produced losses as a sharp drop in natural gas prices during the first two weeks of the year battered the Partnership’s long natural gas positions and further oscillations in the energy markets created a difficult trading environment for the Partnership’s trend-following approach. Although long positions in base metals such as copper helped to partially offset some of these losses, commodity trading overall served as the Partnership’s loss leader for the month. In the currency sector, the Partnership’s short exposure to Yen, Euro and the British Pound resulted in losses while its long positions in the currencies of Brazil and South Africa yielded positive returns. Equity trading helped mitigate some of these losses with long futures positions in the Korean Kopsi and U.S. Nasdaq providing the Partnership’s largest gains in this sector. Although the Partnership’s credit positions performed positively, overall profits in this sector were nearly flat and had a minimal impact on the Partnership’s net results.

In February, the Partnership generated notable gains with equity, currency and credit trading providing the largest profits. The Partnership’s equity trades proved particularly profitable with long holdings in the S&P 500 and Nasdaq as well as other indices in the U.K. and Australia each producing positive returns. Despite realizing modest losses on long exposure to the New Zealand Dollar, currency trading was also net positive for the month. Gains in the currency sector were largely attributable to the Partnership’s long exposures to the currencies of Brazil, South Africa, India and Turkey. Fixed-income trading was also net profitable as gains from the Partnership’s long German and Canadian bond positions outweighed losses sustained from its fixed-income shorts in Japan. Trading in commodities produced a mild drag on performance. Although the Partnership benefitted from its growing short position in the U.S. natural gas market with U.S. gas prices remaining depressed, long positions in the U.K. natural gas sector generated losses with U.K. gas prices dropping nearly 26% after peaking during the first week in February.

The Partnership ended the first quarter with losses in March with the bulk of the negative returns attributable to sharp reversals in commodity prices and interest rates as well as the weakening U.S. Dollar. Within the commodity sector, the Partnership’s short exposure to U.S. natural gas and cocoa served as the largest detractors of performance as the U.S. natural gas market staged an 11% recovery in March and the price of cocoa, which had seen six straight months of falling prices, increased by 9%. With respect to the currency sector, the Partnership’s long exposure to the U.S. Dollar produced losses as the value of the Euro, British Pound and Canadian Dollar strengthened relative to the U.S. currency. These losses were further increased by the Partnership’s short positioning in U.S. bonds and long exposure to German bunds in the fixed-income sector. Although gains were achieved from the Partnership’s U.K. and Italian bond positions, fixed-income trading ended with net losses for the month. On the positive side, the Partnership’s equity trading helped to offset the Partnership’s negative performance as long exposure to the Korean Kopsi, EuroStoxx and Italian indices provided notable gains.

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

The Partnership generated gains in January with trading in the fixed-income and commodity sectors producing the largest gains. Long positions in French, U.K. and Japanese bonds were each profitable as the European Central Bank and the Bank of Japan provided renewed support for their respective bond markets. Regarding commodities, the Partnership’s short positions in oil and derivative products served as the strongest performance drivers in light of the further collapse in crude-oil prices which fell intra-month by nearly 30%. These gains outweighed losses sustained from the Partnership’s short positions in gold and corn and long exposure to sugar. In the equity sector, stock markets around the world experienced their worst opening weeks in modern history, and the Partnership’s short positions in most major indices correspondingly produced positive returns. Losses sustained from currency trading, however, served as a mild drag on monthly performance.

In February, the Partnership’s bearish positioning continued to be aligned with the prevailing market sentiment and produced another month of positive returns. The strongest performers for the month included the Partnership’s fixed-income, commodities and equity positions. With respect to fixed income, the Partnership’s long credit-protection positions proved profitable as spreads for investment grade and high-yield indices widened, and a further rally in safe-haven bonds and short interest rate futures benefitted the Partnership’s long exposure to fixed-income instruments. Although the energy markets experienced high volatility during the month, energy trading remained profitable in February with the Partnership’s short exposure to the U.S. natural gas market serving as the biggest positive contributor to performance on account of the accelerating downward slide in natural gas prices. Currency trading, however, continued to produce mild offsetting losses. Despite realizing gains from long positions in Japanese yen and short positions in British pounds, the Euro experienced a sharp intra-month reversal which led to losses for the Partnership’s Euro crosses with respect to several currencies.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2017. As of March 31, 2017, the Partnership’s average capitalization was $131,675,217.

Quarter-Ended March 31, 2017
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,328,399	1.77%	$2,328,399	$2,328,399
Bonds	$2,149,788	1.63%	$2,149,788	$2,149,788
Credit	$4,182,959	3.18%	$4,182,959	$4,182,959
Currencies	$7,346,675	5.58%	$7,346,675	$7,346,675
Energies	$1,767,118	1.34%	$1,767,118	$1,767,118
Interest rates	$4,311,091	3.27%	$4,311,091	$4,311,091
Metals	$2,134,662	1.62%	$2,134,662	$2,134,662
Stock indices	$10,415,899	7.91%	$10,415,899	$10,415,899
Total	$34,636,591	26.30%	$34,636,591	$34,636,591

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2017. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2017.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion of its assets in U.S. government securities (U.S. Treasury Bills) and interest-bearing bank accounts. These cash and cash equivalents are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2017, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, Italy, Australia, Canada and the U.K. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2017, the Partnership’s primary currency exposures were in the U.S. dollar versus the Brazilian Real, Mexican Peso, South African Rand, Canadian Dollar, Euro and New Zealand Dollar. The primary exposure in the currency crosses were in the Euro versus British Pound and Euro versus Polish Zloty.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2017, the Partnership’s primary exposures were in the S&P 500, Nasdaq 100, Korean Kospi, Hang Seng and Euro-Stoxx 50. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2017, the Partnership’s primary metals market exposures were in palladium, aluminum, zinc, copper, nickel and platinum.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, cocoa, sugar, coffee, soybeans and lean hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2017.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2017, the main exposures were in natural gas and crude oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2017.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in Euro. The Partnership controls the non-trading risk of this balance by regularly converting this balance back into U.S. dollars (no less frequently than twice a month).

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program is diversified across over 250 markets covering a wide range of sectors including, without limitation, currencies, bonds, energies, stock indices, short-term interest rates, metals and agriculturals. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the Partnership’s Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The CFTC also now requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The Securities and Exchange Commission (the “SEC”) is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. If the Trading Company executes derivatives transactions through such exchanges or execution facilities, the Trading Company would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. They may also increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

Affiliated Parties — Conflicts of Interest. Under the terms of the Partnership’s Limited Partnership Agreement, the General Partner has the authority to engage trading advisors to make trading decisions for the Partnership. Since the Trading Advisor is an affiliate of the General Partner, the General Partner has a conflict of interest with respect to its responsibilities to manage the Partnership for the benefit of the Limited Partners, and to prevent violations of the Partnership’s trading policies and to monitor for excessive trading by the Trading Advisor. In addition, the General Partner has a conflict of interest with respect to its responsibility to review the trading performance of the Partnership and a disincentive to terminate the advisory relationship between the Trading Advisor and the Partnership. There have been no arm’s-length negotiations with respect to the management and incentive fees that the Trading Advisor will charge the Trading Company or with respect to the other terms of the advisory agreement entered into with the Trading Advisor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2017, February 2017 and March 2017, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $50,000, $0 and $149,998, respectively. On the first business day of January 2017, February 2017 and March 2017, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $162,755, $96,148 and $0, respectively. On the first business day of January 2017, February 2017 and March 2017, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $213,003, $125,002 and $0, respectively. On the first business day of January 2017, February 2017 and March 2017, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2017:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2017	$1,485,020	$196,224	$613,671	$0
February 2017	$2,486,668	$54,653	$901,683	$0
March 2017	$962,647	$311,727	$1,141,120	$0
TOTAL	$4,934,335	$562,604	$2,656,474	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2017.

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