Form 10-Q
period 2017-06-30
MAN AHL DIVERSIFIED I LP
filed 2017-08-11
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2017 (unaudited) and December 31, 2016
(b)	For the three months ended June 30, 2017 and 2016 (unaudited) and for the six months ended June 30, 2017 and 2016 (unaudited)
(c)	For the six months ended June 30, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (Unaudited)		December 31, 2016
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$122,025,894		$140,358,050
Due from Man-AHL Diversified Trading Company L.P.	2,749,316		2,676,638

Total assets	$124,775,210		$143,034,688

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$2,749,316		$2,676,638
Management fees payable	304,352		349,465
Servicing fees payable	101,994		117,065
Accrued expenses and other liabilities	426,040		485,036

Total liabilities	3,581,702		3,628,204

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2017 and December 31, 2016)	572,841		581,650
Limited Partners - Class A Series 1 (25,977.36 and 29,256.07 units outstanding at June 30, 2017 and December 31, 2016, respectively)	79,844,264		91,304,564
Limited Partners - Class A Series 2 (2,234.54 and 2,363.37 units outstanding at June 30, 2017 and December 31, 2016, respectively)	7,616,621		8,128,525
Limited Partners - Class B Series 1 (10,743.38 and 12,577.22 units outstanding at June 30, 2017 and December 31, 2016, respectively)	33,019,513		39,250,209
Limited Partners - Class B Series 2 (41.15 units outstanding at June 30, 2017 and December 31, 2016)	140,269		141,536

Total partners’ capital	121,193,508		139,406,484

Total liabilities and partners’ capital	$124,775,210		$143,034,688

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,073.61		$3,120.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,408.59		$3,439.38

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,073.47		$3,120.74

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,408.64	*	$3,439.44	*

* Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
NET INVESTMENT LOSS ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$204,812	$64,711	$340,503	$125,312
Brokerage commissions	(128,283)	(177,754)	(256,808)	(378,368)
Interest expense	(24,619)	(7,126)	(51,119)	(13,027)
Administration fees	(93,975)	(28,442)	(117,976)	(58,715)
Professional fees	(10,918)	—	(43,677)	—
Shareholder expenses	(53,139)	—	(106,399)	—
Other expenses	(22,056)	(153,237)	(38,443)	(248,090)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(128,178)	(301,848)	(273,919)	(572,888)

PARTNERSHIP EXPENSES:
Management fees	943,906	1,200,168	1,959,704	2,529,521
Servicing fees	316,284	402,689	656,634	849,937
Administration fees	—	2,500	—	5,000
Professional fees	(32,609)	93,083	38,642	194,333
Other expenses	84,824	25,750	126,574	51,500

Total partnership expenses	1,312,405	1,724,190	2,781,554	3,630,291

Net investment loss	(1,440,583)	(2,026,038)	(3,055,473)	(4,203,179)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	2,382,373	(11,297,531)	7,889,948	(5,264,640)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(2,396,575)	(625,164)	(6,664,020)	5,150,819

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(14,202)	(11,922,695)	1,225,928	(113,821)

NET INCOME (LOSS)	$(1,454,785)	$(13,948,733)	$(1,829,545)	$(4,317,000)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(35.59)	$(285.12)	$(43.79)	$(97.41)

CLASS A Series 2	$(29.91)	$(368.02)	$(29.75)	$(32.56)

CLASS B Series 1	$(36.17)	$(281.98)	$(44.34)	$(83.94)

CLASS B Series 2	$(29.94)	$(297.17)	$(30.79)	$(76.43)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	27,197.05	31,446.41	28,030.71	31,341.19

CLASS A Series 2	2,260.02	3,320.50	2,321.82	4,124.13

CLASS B Series 1	11,559.55	13,293.32	11,994.92	13,421.50

CLASS B Series 2	41.15	41.15	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423
Subscriptions	578,898	184	—	—	433,598	125	435,545	140	—	—	1,448,041	449
Redemptions	(10,820,609)	(3,463)	—	—	(876,433)	(253)	(6,134,430)	(1,974)	—	—	(17,831,472)	(5,690)
Net income (loss)	(1,218,589)	—	(8,809)	—	(69,069)	—	(531,811)	—	(1,267)	—	(1,829,545)	—

PARTNERS’ CAPITAL
June 30, 2017	$79,844,264	25,977	$572,841	186	$7,616,621	2,235	$33,019,513	10,743	$140,269	41	$121,193,508	39,182

PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	8,238,002	2,267	—	—	50,000	13	1,515,583	439	—	—	9,803,585	2,719
Redemptions	(9,094,825)	(2,581)	—	—	(8,978,043)	(2,378)	(2,822,321)	(796)	—	—	(20,895,189)	(5,755)
Net income (loss)	(3,036,032)	—	(17,016)	—	(134,266)	—	(1,126,541)	—	(3,145)	—	(4,317,000)	—

PARTNERS’ CAPITAL
June 30, 2016	$103,264,281	30,793	$625,006	186	$9,412,419	2,563	$44,239,987	13,192	$151,137	41	$157,692,830	46,775

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,829,545)	$(4,317,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(25,001)	(3,764,098)
Sales of investments in Man-AHL Diversified Trading Company L.P.	19,236,488	26,858,343
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(952,009)	686,709
Changes in assets and liabilities:
Management fees payable	(45,113)	(544,079)
Servicing fees payable	(15,071)	(183,340)
Accrued expenses and other liabilities	(58,996)	8,389

Net cash provided by operating activities	16,310,753	18,744,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,448,041	9,803,585
Payments on redemptions	(17,758,794)	(28,548,509)

Net cash used in financing activities	(16,310,753)	(18,744,924)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services -Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

At June 30, 2017 and December 31, 2016, the Partnership owned 9,417.43 and 10,888.73 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2017 and December 31, 2016 was 83.48% and 84.47%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2017 and December 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and six months ended June 30, 2017 and 2016, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six months ended June 30, 2017 and 2016. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six months ended June 30, 2017 and 2016.

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

The following represents the ratios to average limited partners’ capital and other information for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30, 2017				For the three months ended June 30, 2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,110.34	$3,438.53	$3,110.20	$3,438.58	$3,636.21	$3,969.85	$3,636.23	$3,969.92

Income (loss) from investment operations:
Net investment loss	(35.79)	(28.54)	(36.12)	(28.46)	(42.84)	(39.39)	(42.62)	(34.70)
Net realized and unrealized gains (losses) on trading activities	(0.94)	(1.40)	(0.61)	(1.48)	(239.87)	(257.77)	(240.09)	(262.46)

Total income (loss) from investment operations	(36.73)	(29.94)	(36.73)	(29.94)	(282.71)	(297.16)	(282.71)	(297.16)

Ending net asset value	$3,073.61	$3,408.59	$3,073.47	$3,408.64	$3,353.50	$3,672.69	$3,353.52	$3,672.76

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.26%	3.96%	5.31%	3.95%	5.13%	4.34%	5.11%	3.84%

Total expenses	5.26%	3.96%	5.31%	3.95%	5.13%	4.34%	5.11%	3.84%

Net investment loss	(4.62)%	(3.32)%	(4.66)%	(3.31)%	(4.98)%	(4.14)%	(4.95)%	(3.69)%

Total return[2]:
Total return before incentive fees	(1.18)%	(0.87)%	(1.18)%	(0.87)%	(7.77)%	(7.49)%	(7.77)%	(7.49)%

Total return after incentive fees	(1.18)%	(0.87)%	(1.18)%	(0.87)%	(7.77)%	(7.49)%	(7.77)%	(7.49)%

	For the six months ended June 30, 2017				For the six months ended June 30, 2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17

Income (loss) from investment operations:
Net investment loss	(73.50)	(59.14)	(73.94)	(58.59)	(87.68)	(77.21)	(87.37)	(70.86)
Net realized and unrealized gains (losses) on trading activities	26.23	28.35	26.67	27.79	(3.62)	0.79	(3.93)	(5.55)

Total income (loss) from investment operations	(47.27)	(30.79)	(47.27)	(30.80)	(91.30)	(76.42)	(91.30)	(76.41)

Ending net asset value	$3,073.61	$3,408.59	$3,073.47	$3,408.64	$3,353.50	$3,672.69	$3,353.52	$3,672.76

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.23%	3.95%	5.27%	3.91%	5.15%	4.17%	5.13%	3.85%

Total expenses	5.23%	3.95%	5.27%	3.91%	5.15%	4.17%	5.13%	3.85%

Net investment loss	(4.72)%	(3.43)%	(4.75)%	(3.40)%	(5.01)%	(4.00)%	(4.99)%	(3.71)%

Total return[2]:
Total return before incentive fees	(1.51)%	(0.90)%	(1.51)%	(0.90)%	(2.65)%	(2.04)%	(2.65)%	(2.04)%

Total return after incentive fees	(1.51)%	(0.90)%	(1.51)%	(0.90)%	(2.65)%	(2.04)%	(2.65)%	(2.04)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.

[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2017, through August 11, 2017, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $288,678 and limited partner redemptions of $3,905,780.

The General Partner has evaluated the impact of subsequent events on the Partnership through August 11, 2017, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2017 (unaudited) and December 31, 2016
(b)	For the three months ended June 30, 2017 and 2016 (unaudited) and for the six months ended June 30, 2017 and 2016 (unaudited)
(c)	For the six months ended June 30, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017
	(Unaudited)	December 31, 2016
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$—	$3,733,386
Net unrealized trading gains on open forward contracts	851,506	635,588
Net unrealized trading gains on open swap agreements	844,644	2,102,257
Net premiums paid on credit default swap agreements	4,880,259	5,790,286
Due from brokers	31,273,242	24,635,642

Total equity in trading accounts	37,849,651	36,897,159
Cash and cash equivalents	115,461,004	133,374,222
Interest receivable	57,825	3,223

Total assets	$153,368,480	$170,274,604

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$1,455,400	$—
Net unrealized trading losses on open forward contracts	2,382,308	388,283
Net unrealized trading losses on open swap agreements	88,048	—
Net premiums received on credit default swap agreements	—	141,078
Redemptions payable to Man-AHL Diversified I L.P.	2,749,316	2,676,638
Redemptions payable to Man-AHL Diversified II L.P.	—	435,066
Accrued expenses and other liabilities	516,196	462,686

Total liabilities	7,191,268	4,103,751

PARTNERS’ CAPITAL:
Limited Partners (11,281.33 and 12,891.24 units outstanding at June 30, 2017 and December 31, 2016, respectively)	146,177,212	166,170,853

Total partners’ capital	146,177,212	166,170,853

Total liabilities and partners’ capital	$153,368,480	$170,274,604

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$12,957.45	$12,890.21

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2017 (Unaudited)		December 31, 2016
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$703,697	0.5	$129,603	0.1
Currencies	1,403	0.0	214,721	0.1
Energy	82,709	0.1	1,287,020	0.8
Indices	(856,643)	(0.6)	1,117,827	0.7
Interest Rates	(1,458,984)	(1.1)	567,212	0.3
Metals	421,394	0.3	(291,080)	(0.2)

Total futures contracts - long	(1,106,424)	(0.8)	3,025,303	1.8

FUTURES CONTRACTS - Short:
Agricultural	(221,584)	(0.2)	598,001	0.4
Currencies	106,783	0.1	—	—
Energy	(926,554)	(0.6)	(259,683)	(0.2)
Indices	513,588	0.4	342,966	0.2
Interest Rates	187,109	0.1	27,499	0.0
Metals	(8,318)	0.0	(700)	(0.0)

Total futures contracts - short	(348,976)	(0.2)	708,083	0.4

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$(1,455,400)	(1.0)	$3,733,386	2.2

FORWARD CONTRACTS - Long:
Australian dollars	$1,387,532	0.9	$(1,002,614)	(0.6)
British pounds	885,309	0.6	(213,606)	(0.1)
Euro	4,256,295	3.0	(136,458)	(0.1)
Gold bullion	(112,866)	(0.1)	(365,867)	(0.2)
Japanese yen	(890,015)	(0.6)	(88,811)	(0.1)
New Zealand dollars	1,270,550	0.9	(315,148)	(0.2)
Other	3,972,936	2.7	317,330	0.2

Total forward contracts - long	10,769,741	7.4	(1,805,174)	(1.1)

FORWARD CONTRACTS - Short:
Australian dollars	(2,179,844)	(1.5)	720,097	0.4
British pounds	(1,184,591)	(0.8)	877,623	0.5
Euro	(3,428,773)	(2.3)	291,205	0.2
Gold bullion	(101,301)	(0.1)	(248,010)	(0.1)
Japanese yen	640,234	0.4	659,730	0.4
New Zealand dollars	(1,141,063)	(0.8)	186,498	0.1
Other	(4,905,205)	(3.3)	(434,664)	(0.2)

Total forward contracts - short	(12,300,543)	(8.4)	2,052,479	1.3

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,530,802)	(1.0)	$247,305	0.2

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $141,078, as of June 30, 2017 and December 31, 2016, respectively)	$—	—	$(3,004)	(0.0)
Interest rate swaps	10,578,846	7.2	503,701	0.3

Total swap agreements - long	10,578,846	7.2	500,697	0.3

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $4,880,259 and $5,790,286, as of June 30, 2017 and December 31, 2016, respectively)	407,726	0.3	381,714	0.2
Interest rate swaps	(10,229,976)	(7.0)	1,219,846	0.8

Total swap agreements - short	(9,822,250)	(6.7)	1,601,560	1.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$756,596	0.5	$2,102,257	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$(2,229,606)	(1.5)	$6,082,948	3.7

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
NET INVESTMENT INCOME:
Interest income	$242,854	$75,350	$403,328	$144,294

Total investment income	242,854	75,350	403,328	144,294

EXPENSES
Brokerage commissions	152,195	206,953	304,163	435,511
Interest expense - brokers	29,175	8,301	60,529	15,017
Administration fees	111,985	33,109	140,376	67,592
Professional fees	12,769	140,804	51,519	208,942
Shareholder expenses	63,000	—	126,000	—
Other expenses	26,089	37,750	45,478	77,497

Total expenses	395,213	426,917	728,065	804,559

Net investment income (loss)	(152,359)	(351,567)	(324,737)	(660,265)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	2,852,190	(13,104,964)	9,303,968	(6,261,889)
Net change in unrealized gains (losses) on translation of foreign currency	141,045	(288,928)	478,466	25,086
Net change in unrealized trading gains (losses) on open contracts/agreements	(3,028,538)	(441,682)	(8,312,554)	5,886,044

Net gain (loss) on trading activities	(35,303)	(13,835,574)	1,469,880	(350,759)

NET INCOME (LOSS)	$(187,662)	$(14,187,141)	$1,145,143	$(1,011,024)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(15.73)	$(985.21)	$92.58	$(69.71)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	11,928.96	14,400.14	12,368.66	14,503.32

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$—	—	$166,170,853	12,891
Subscriptions	604,360	46	—	—	604,360	46
Redemptions	(21,743,144)	(1,656)	—	—	(21,743,144)	(1,656)
Net income (loss)	1,145,143	—	—	—	1,145,143	—

PARTNERS’ CAPITAL - June 30, 2017	$146,177,212	11,281	$—	—	$146,177,212	11,281

PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	8,590,112	593	—	—	8,590,112	593
Redemptions	(22,020,736)	(1,580)	—	—	(22,020,736)	(1,580)
Net income (loss)	(1,011,024)	—	—	—	(1,011,024)	—

PARTNERS’ CAPITAL - June 30, 2016	$185,264,482	13,682	$—	—	$185,264,482	13,682

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,145,143	$(1,011,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized trading (gains) losses on open contracts/agreements	8,312,554	(5,886,044)
Changes in assets and liabilities:
Due from brokers	(6,637,600)	11,521,497
Interest receivable	(54,602)	—
Net premiums paid on credit default swap agreements	910,027	(72,692)
Net premiums received on credit default swap agreements	(141,078)	63,356
Due to brokers	—	86,896
Accrued expenses and other liabilities	53,510	(93,384)

Net cash provided by operating activities	3,587,954	4,608,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	604,360	8,590,112
Payments on redemptions	(22,105,532)	(29,674,056)

Net cash used in financing activities	(21,501,172)	(21,083,944)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,913,218)	(16,475,339)
CASH AND CASH EQUIVALENTS - Beginning of period	133,374,222	180,883,999

CASH AND CASH EQUIVALENTS - End of period	$115,461,004	$164,408,660

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$60,529	$8,301

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $29,415,618 and $10,218,471 as of June 30, 2017 and December 31, 2016, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2017, the Trading Company maintains cash balances and $96,941,448 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with maturity dates ranging from July 6, 2017 to August 24, 2017, have a total face value of $97,000,000. As of December 31, 2016, the Trading Company held $129,973,413 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 5, 2017 to February 9, 2017, have a total face value of $130,000,000. As of June 30, 2017 and December 31, 2016, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six months ended June 30, 2017 and 2016. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2017 and December 31, 2016.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2017 and 2016.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2017 and December 31, 2016, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,941,448	$—	$96,941,448	$—
Futures contracts	3,382,365	3,382,365	—	—
Forward contracts	14,835,786	—	14,835,786	—
Swap agreements	11,306,549	—	11,306,549	—

Total Assets	126,466,148	3,382,365	123,083,783	—

Liabilities
Futures contracts	(4,837,765)	(4,837,765)	—	—
Forward contracts	(16,366,588)	—	(16,366,588)	—
Swap agreements	(10,549,953)	—	(10,549,953)	—

Total Liabilities	(31,754,306)	(4,837,765)	(26,916,541)	—

Net Fair Value	$94,711,842	$(1,455,400)	$96,167,242	$—

	Fair Value Measurements
Investments	As of December 31, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$129,973,413	$—	$129,973,413	$—
Futures contracts	5,373,906	5,373,906	—	—
Forward contracts	7,145,362	—	7,145,362	—
Swap agreements	14,783,501	—	14,783,501	—

Total Assets	157,276,182	5,373,906	151,902,276	—

Liabilities
Futures contracts	(1,640,520)	(1,640,520)	—	—
Forward contracts	(6,898,057)	—	(6,898,057)	—
Swap agreements	(12,681,244)	—	(12,681,244)	—

Total Liabilities	(21,219,821)	(1,640,520)	(19,579,301)	—

Net Fair Value	$136,056,361	$3,733,386	$132,322,975	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2017 or 2016 based on the levels assigned at December 31, 2016 or 2015.

5.	DERIVATIVE FINANICIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

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

As of June 30, 2017 and December 31, 2016, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2017		December 31, 2016
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$407,851	$120,000,000	$(50,571)	$190,000,000
101-250	(4,194)	15,000,000	—	—
251-350	4,069	10,000,000	77,040	20,000,000
351-450	—	—	355,245	20,000,000
450+	—	—	—	—

Total	$407,726	$145,000,000	$381,714	$230,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2017 and December 31, 2016, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2017 of each credit default swap where the Trading Company is a seller, ranged between 56 basis points and 339 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 354 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of June 30, 2017 the Trading Company posted cash collateral of $1,738,338, and as of December 31, 2016, the Trading Company posted cash collateral of $4,222,865, with respective counterparties on these agreements in the normal course of business. As of June 30, 2017, all open credit default swap agreements on selling protection have a maturity date of June 20, 2022. As of December 31, 2016, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021.

During the three months ended June 30, 2017, the Trading Company traded 56,873 exchange-traded futures contracts and settled 59,541 forward contracts and 497 swap agreements. During the six months ended June 30, 2017, the Trading Company traded 111,504 exchange-traded futures contracts and settled 112,667 forward contracts and 1,906 swap agreements. During three months ended June 30, 2016, the Trading Company traded 66,364 exchange-traded futures contracts and settled 43,992 forward contracts and 1,852 swap agreements. During the six months ended June 30, 2016, the Trading Company traded 127,077 exchange-traded futures contracts and settled 83,352 forward contracts and 3,803 swap agreements. As of June 30, 2017, the notional value of open forward contracts is $3,547,456,897 and the notional value of open swap contracts is $3,695,221. The trading activity of open forward and swap contracts as of June 30, 2017 and 2016 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2017 and December 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2017 and December 31, 2016, may differ from the net liability amounts recorded as of June 30, 2017 and December 31, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2017 and December 31, 2016, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	June 30, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$14,629,606		$(15,946,241)
Metals		206,180		(420,347)

Total open forward contracts		14,835,786		(16,366,588)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,184,088		(701,975)
Currencies		110,988		(2,802)
Energy		170,756		(1,014,601)
Indices		1,166,830		(1,509,885)
Interest rates		324,572		(1,596,447)
Metals		425,131		(12,055)

Total open futures contracts		3,382,365		(4,837,765)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		411,920		(4,194)
Interest rates		10,894,629		(10,545,759)

Total open swap agreements		11,306,549		(10,549,953)

Total Derivatives		$29,524,700		$(31,754,306)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,016,119		$(6,154,937)
Metals		129,243		(743,120)

Total open forward contracts		7,145,362		(6,898,057)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,036,853		(309,249)
Currencies		214,721		—
Energy		1,310,609		(283,272)
Indices		1,979,650		(518,857)
Interest rates		832,073		(237,362)
Metals		—		(291,780)

Total open futures contracts		5,373,906		(1,640,520)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		447,344		(68,634)
Interest rates		14,336,157		(12,612,610)

Total open swap agreements		14,783,501		(12,681,244)

Total Derivatives		$27,302,769		$(21,219,821)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(6,595,886)	$(1,680,975)	$(4,644,104)	$(5,934,982)
Metals	(788,815)	(1,178,612)	(2,158,310)	(1,477,167)

Net realized trading gains (losses) on closed contracts/agreements	$(7,384,701)	$(2,859,587)	$(6,802,414)	$(7,412,149)

Currencies	$1,975,917	$(3,694,134)	$(2,269,340)	$—
Metals	(350,841)	267,393	491,234	170,212

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,625,076	$(3,426,741)	$(1,778,106)	$170,212

Futures contracts
Agricultural	$1,321,973	$(2,821,970)	$280,449	$(2,829,596)
Currencies	10,876	(18,234)	(44,536)	(99,415)
Energy	(790,915)	(1,696,259)	(3,985,940)	1,671,673
Indices	7,880,532	(5,055,457)	18,694,567	(4,427,987)
Interest rates	(363,931)	966,634	(3,591,239)	5,774,263
Metals	(347,326)	(636,895)	(107,506)	(414,807)

Net realized trading gains (losses) on closed contracts/agreements	$7,711,209	$(9,262,181)	$11,245,795	$(325,869)

Agricultural	$(280,600)	$1,200,345	$(245,493)	$51,770
Currencies	123,305	98,683	(106,535)	(819,542)
Energy	(174,860)	(713,987)	(1,869,789)	46,901
Indices	(2,375,781)	1,909,864	(1,803,847)	3,891,162
Interest rates	(1,113,677)	(106,870)	(1,867,980)	72
Metals	299,879	(92,450)	704,857	69,163

Net change in unrealized trading gains (losses) on open contracts/agreements
	$(3,521,734)	$2,295,585	$(5,188,787)	$3,239,526

Swap agreements
Credit default swaps	$1,925,390	$(1,457,479)	$3,523,491	$(783,056)
Interest rate swaps	623,917	539,093	774,777	1,615,072

Net realized trading gains (losses) on closed contracts/agreements	$2,549,307	$(918,386)	$4,298,268	$832,016

Credit default swaps	$81,142	$(195,120)	$29,017	$177,739
Interest rate swaps	(1,213,022)	884,594	(1,374,678)	2,298,567

Net change in unrealized trading gains (losses) on open contracts/agreements
	$(1,131,880)	$689,474	$(1,345,661)	$2,476,306

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2017 and December 31, 2016, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 30, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,123,042	$(1,123,042)	$—	$—	$—	$—
Credit Suisse	898,303	(898,303)	—	—	—	—
JPMorgan Chase	1,361,020	(1,361,020)	—	—	—	—

Total open futures contracts	$3,382,365	$(3,382,365)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$158,905	$(152,507)	$6,398	$—	$—	$6,398
Deutsche Bank	2,226,569	(2,226,569)	—	—	—	—
HSBC	7,183,677	(7,183,677)	—	—	—	—
Royal Bank of Scotland	5,266,635	(4,421,527)	845,108	—	—	845,108

Total open forward contracts	$14,835,786	$(13,984,280)	$851,506	$—	$—	$851,506

Open swap agreements
Credit Suisse	$390,566	$(4,194)	$386,372	$—	$—	$386,372
Deutsche Bank	175,836	(175,836)	—	—	—	—
JPMorgan Chase	10,740,147	(10,281,875)	458,272	—	—	458,272

Total open swap agreements	$11,306,549	$(10,461,905)	$844,644	$—	$—	$844,644

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,640,845	$(823,702)	$817,143	$—	$—	$817,143
Credit Suisse	1,937,980	(253,173)	1,684,807	—	—	1,684,807
JPMorgan Chase	1,795,081	(563,645)	1,231,436	—	—	1,231,436

Total open futures contracts	$5,373,906	$(1,640,520)	$3,733,386	$—	$—	$3,733,386

Open forward contracts
Credit Suisse	$73,231	$(73,231)	$—	$—	$—	$—
Deutsche Bank	1,377,527	(1,377,527)	—	—	—	—
HSBC	3,974,040	(3,357,800)	616,240	—	—	616,240
Royal Bank of Scotland	1,720,564	(1,701,216)	19,348	—	—	19,348

Total open forward contracts	$7,145,362	$(6,509,774)	$635,588	$—	$—	$635,588

Open swap agreements
Credit Suisse	$77,040	$(68,634)	$8,406	$—	$—	$8,406
Deutsche Bank	6,927,799	(6,769,441)	158,358	—	—	158,358
JPMorgan Chase	7,778,662	(5,843,169)	1,935,493	—	—	1,935,493

Total open swap agreements	$14,783,501	$(12,681,244)	$2,102,257	$—	$—	$2,102,257

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,820,932	$(1,123,042)	$697,890	$—	$697,890	$—
Credit Suisse	1,430,515	(898,303)	532,212	—	532,212	—
JPMorgan Chase	1,586,318	(1,361,020)	225,298	—	225,298	—

Total open futures contracts	$4,837,765	$(3,382,365)	$1,455,400	$—	$1,455,400	$—

Open forward contracts
Credit Suisse	$152,507	$(152,507)	$—	$—	$—	$—
Deutsche Bank	2,899,585	(2,226,569)	673,016	—	673,016	—
HSBC	8,892,969	(7,183,677)	1,709,292	—	1,709,292	—
Royal Bank of Scotland	4,421,527	(4,421,527)	—	—	—	—

Total open forward contracts	$16,366,588	$(13,984,280)	$2,382,308	$—	$2,382,308	$—

Open swap agreements
Credit Suisse	$4,194	$(4,194)	$—	$—	$—	$—
Deutsche Bank	263,884	(175,836)	88,048	—	88,048	—
JPMorgan Chase	10,281,875	(10,281,875)	—	—	—	—

Total open swap agreements	$10,549,953	$(10,461,905)	$88,048	$—	$88,048	$—

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$823,702	$(823,702)	$—	$—	$—	$—
Credit Suisse	253,173	(253,173)	—	—	—	—
JPMorgan Chase	563,645	(563,645)	—	—	—	—

Total open futures contracts	$1,640,520	$(1,640,520)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$240,692	$(73,231)	$167,461	$—	$167,461	$—
Deutsche Bank	1,598,349	(1,377,527)	220,822	—	220,822	—
HSBC	3,357,800	(3,357,800)	—	—	—	—
Royal Bank of Scotland	1,701,216	(1,701,216)	—	—	—	—

Total open forward contracts	$6,898,057	$(6,509,774)	$388,283	$—	$388,283	$—

Open swap agreements
Credit Suisse	$68,634	$(68,634)	$—	$—	$—	$—
Deutsche Bank	6,769,441	(6,769,441)	—	—	—	—
JPMorgan Chase	5,843,169	(5,843,169)	—	—	—	—

Total open swap agreements	$12,681,244	$(12,681,244)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2017
Open futures contracts
Credit Suisse	$5,419,047
JP Morgan	$6,502,971
Merrill Lynch	$6,416,828
Open forward contracts
HSBC	$3,363,091
Open forward contracts and swap agreements
Deutsche Bank	$3,787,922

As of December 31, 2016
Open forward contracts
Credit Suisse	$6,760,180
Deutsche Bank	$3,070,008

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Per unit operating performance:
Beginning net asset value	$12,982.13	$14,522.96	$12,890.21	$13,614.40
Income (loss) from investment operations:
Net investment loss	(12.95)	(24.86)	(26.58)	(46.16)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(11.73)	(957.18)	93.82	(27.32)

Total income (loss) from investment operations	(24.68)	(982.04)	67.24	(73.48)

Ending net asset value	$12,957.45	$13,540.92	$12,957.45	$13,540.92

Ratios to average partners’ capital[1]:
Expenses	1.03%	0.87%	0.92%	0.57%

Net investment loss	(0.40)%	(0.72)%	(0.41)%	(0.45)%

Total return[2]	(0.19)%	(6.67)%	0.52%	(0.54)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2017 through August 11, 2017, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $813,677, and limited partner redemptions of $6,425,248.

The General Partner has evaluated the impact of subsequent events on the Trading Company through August 11, 2017, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2017. The Partnership’s capitalization was $121,193,508 as of June 30, 2017. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,367,669	1.95%
Bonds	$2,125,601	1.75%
Credit	$3,052,264	2.52%
Currencies	$7,963,672	6.57%
Energy	$2,377,799	1.96%
Interest rates	$3,865,362	3.19%
Metals	$2,690,684	2.22%
Stock indices	$8,336,492	6.88%
Total	$32,779,543	27.04%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2017:

30-June-17
Ending Equity	$121,193,508

Six months ended June 30, 2017:

Net assets decreased $18,212,976 for the six months ended June 30, 2017. This decrease was attributable to subscriptions in the amount of $1,448,041, redemptions in the amount of $17,831,472 and a net loss from operations of $1,829,545.

Management fees of $1,959,704 and servicing fees of $656,634 were paid or accrued, and interest of $340,503 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2017.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2017 were $779,638.

Three months ended June 30, 2017:

Net assets decreased $10,481,709 for the three months ended June 30, 2017. This decrease was attributable to subscriptions in the amount of $651,135, redemptions in the amount of $9,678,059 and a net loss from operations of $1,454,785.

Management Fees of $943,906 and servicing fees of $316,284 were paid or accrued, and interest of $204,812 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2017.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2017 were $385,205.

April trading resulted in moderate losses for the Partnership with losses sustained in the currencies and commodities markets outweighing gains achieved in the stock, agricultural and credit markets. With respect to the Partnership’s currency trading, long positions in South African rand and South Korean won each produced notable losses, while gains were achieved from the shorting of Canadian dollars against the U.S. dollar. Commodities trading was mixed but also produced overall negative returns for the month. Losses were sustained in the energies and metals sectors as the Partnership’s exposure to Brent crude oil and aluminum were hurt by unexpected volatility. The price of cocoa, on the other hand, fell sharply and benefitted the Partnership’s short positions. April trading in the stocks and credit markets proved more favorable for the Partnership as France’s CAC 40 Index surged around 4% intra-month. This position buoyed the Partnership’s long equity and credit positions despite the Partnership’s short positions in the All Share Index suffering from a rally in pricing. Despite large intra-month swings in German bonds and other fixed-income sectors, trading in the fixed income sector had a minimal impact on gross performance, producing returns close to zero for the month.

The Partnership realized notable gains in May as trading in each of the equity, fixed-income and credit markets provided positive returns. With respect to equities, long exposure to the Kospi, Hang Seng and Nasdaq indices produced some of the largest positive returns and outweighed losses generated from the Partnership’s long positions in the Russell 2000. The credit markets similarly shared in the positive sentiment experienced in the equities sector and supported the Partnership’s CDS positions in European indices. Regarding fixed-income trading, the Partnership’s growing long bond positions benefitted from declining yields in a number of markets, and long positioning in Italian bonds proved particularly profitable as prices of Italian bonds continued an upward run. Similar to April trading, however, the Partnership’s commodities positions produced some of the month’s largest losses. Pricing of silver and gold continued to remain range-bound and hurt the Partnership’s shorts in precious metals. Although the Partnership realized gains on downward trends in sugar and coffee pricing, these gains only partially offset losses sustained in the commodities sector. The performance of the Partnership’s currency trading, although net negative for the month, had minimal impact on overall performance. Long positions in the Brazilian real and the Euro were among the most notable performers for the month as losses sustained from the falling Brazilian real were partially reversed through a rising Euro which continued to benefit from earlier positive momentum.

In June, the Partnership suffered losses with a sharp reversal in several major trends resulting in negative returns in the fixed-income and currency sectors. The largest losses from fixed-income trading were attributable to the Partnership’s European positions and notably from long exposure to German bunds and UK 10-yr Gilts which experienced a surge in yield. Currency trading also contributed to the Partnership’s negative performance for the month. The Partnership’s short positioning in Canadian currency was particularly unprofitable as prices rose to a 5-month high during the month. Mixed positioning in Korean won also detracted from performance. With respect to the commodities sector, June trading was overall positive. The Partnership’s energy positions were among the best performers in the commodities markets particularly as short positions in RBOB gasoline and U.S. natural gas benefitted from increasing concern over U.S. production levels. Losses sustained from short gold positions and other commodities, however, dampened the positive returns experienced in this sector. The Partnership experienced similarly mixed, though profitable, results in the credit and equity markets. In the credit sector, notable gains realized from long positions in the European 5-yr iTraxx Index were partially offset by losses produced by the Partnership’s positions in the CDX US High Yield Index. With respect to stocks, long exposure to the Korean Kospi produced gains while the Partnership’s long positions in UK FTSE index futures were hurt by falling prices.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017. As of June 30, 2017, the Partnership’s average quarter-end capitalization was $126,434,363.

Quarter-Ended June 30, 2017
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,348,034	1.86%	$2,367,669	$2,328,399
Bonds	$2,137,694	1.69%	$2,149,788	$2,125,601
Credit	$3,617,611	2.86%	$4,182,959	$3,052,264
Currencies	$7,655,174	6.05%	$7,963,672	$7,346,675
Energies	$2,072,459	1.64%	$2,377,799	$1,767,118
Interest rates	$4,088,227	3.23%	$4,311,091	$3,865,362
Metals	$2,412,673	1.91%	$2,690,684	$2,134,662
Stock indices	$9,376,195	7.42%	$10,415,899	$8,336,492
Total	$33,708,067	26.66%	$36,459,561	$30,956,573

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2017. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2017.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2017, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Italy, Brazil, US, UK, Australia and Germany. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2017, the Partnership’s primary currency exposures were in the U.S. dollar versus the Mexican Peso, South African Rand, New Zealand Dollar, Euro, Norwegian Krone and Japanese Yen. The primary exposure in the currency crosses were in the Euro versus Polish Zloty and Euro versus Norwegian Krone.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2017, the Partnership’s primary exposures were in the Russell 2000 Index, Korean Kospi, Hang Seng, Nasdaq 100 and S&P 500. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2017, the Partnership’s primary metals market exposures were in palladium, gold, zinc, copper, silver and platinum.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, wheat, corn, soyabeans and cocoa accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2017.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2017, the main exposures were in natural gas and crude oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2017.

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies credits, metals and agriculturals. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Options on Futures Contracts May Be More Volatile Than Futures Contracts. The Trading Advisor may trade options on futures contracts. Options are speculative in nature and are highly leveraged. The purchaser of an option risks losing the entire purchase price of the option. The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option. Additionally, the seller and writer of the options lose any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered. Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2017, May 2017 and June 2017, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $75,000 and $303,900, respectively. On the first business day of April 2017, May 2017 and June 2017, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $174,695, respectively. On the first business day of April 2017, May 2017 and June 2017, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $97,540, respectively. On the first business day of April 2017, May 2017 and June 2017, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2017:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2017	$2,152,765	$59,036	$881,970	$0
May 2017	$2,831,907	$201,865	$801,200	$0
June 2017	$901,601	$52,929	$1,794,786	$0
TOTAL	$5,886,273	$313,830	$3,477,956	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2017.

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