Form 10-Q
period 2017-09-30
MAN AHL DIVERSIFIED I LP
filed 2017-11-09
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2017 (unaudited) and December 31, 2016
(b)	For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(c)	For the nine months ended September 30, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (Unaudited)		December 31, 2016
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$119,891,160		$140,358,050
Due from Man-AHL Diversified Trading Company L.P.	1,651,518		2,676,638

Total assets	$121,542,678		$143,034,688

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Redemptions payable	$1,651,518		$2,676,638
Management fees payable	608,860		349,465
Servicing fees payable	204,115		117,065
Accrued expenses and other liabilities	332,386		485,036

Total liabilities	2,796,879		3,628,204

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2017 and December 31, 2016)	597,230		581,650
Limited Partners - Class A Series 1 (24,228.73 and 29,256.07 units outstanding at September 30, 2017 and December 31, 2016, respectively)	77,640,238		91,304,564
Limited Partners - Class A Series 2 (2,162.86 and 2,363.37 units outstanding at September 30, 2017 and December 31, 2016, respectively)	7,710,302		8,128,525
Limited Partners - Class B Series 1 (10,189.75 and 12,577.22 units outstanding at September 30, 2017 and December 31, 2016, respectively)	32,651,329		39,250,209
Limited Partners - Class B Series 2 (41.15 units outstanding at September 30, 2017 and December 31, 2016)	146,700		141,536

Total partners’ capital	118,745,799		139,406,484

Total liabilities and partners’ capital	$121,542,678		$143,034,688

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,204.47		$3,120.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,564.87		$3,439.38

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,204.33		$3,120.74

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,564.91	*	$3,439.44	*

* Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
NET INVESTMENT GAIN (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$236,432	$81,802	$576,935	$207,114
Brokerage commissions	(109,837)	(145,580)	(366,645)	(523,948)
Interest expense	(27,724)	(8,520)	(78,843)	(21,547)
Administration fees	46,289	(26,875)	(71,687)	(85,590)
Professional fees	(32,550)	—	(76,227)	—
Shareholder expenses	(52,920)	—	(159,319)	—
Other expenses	(18,869)	(154,585)	(57,312)	(402,675)

Net investment gain (loss) allocated from Man-AHL Diversified Trading Company L.P.	40,821	(253,758)	(233,098)	(826,646)

PARTNERSHIP EXPENSES:
Management fees	921,672	1,148,526	2,881,376	3,678,047
Servicing fees	308,953	384,468	965,587	1,234,405
Administration fees	—	2,500	—	7,500
Professional fees	63,250	93,083	101,892	287,416
Other expenses	44,500	29,383	171,074	80,883

Total partnership expenses	1,338,375	1,657,960	4,119,929	5,288,251

Net investment loss	(1,297,554)	(1,911,718)	(4,353,027)	(6,114,897)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	5,068,568	(708,289)	12,958,516	(5,972,929)
Net change in unrealized trading gains (losses) on securities	(10,543)	—	(10,543)	—
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	1,556,942	(4,481,132)	(5,107,078)	669,687

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,614,967	(5,189,421)	7,840,895	(5,303,242)

NET INCOME (LOSS)	$5,317,413	$(7,101,139)	$3,487,868	$(11,418,139)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$138.94	$(151.12)	$84.59	$(247.79)

CLASS A Series 2	$155.27	$(153.10)	$121.84	$(145.49)

CLASS B Series 1	$136.67	$(152.33)	$78.95	$(235.46)

CLASS B Series 2	$156.28	$(154.84)	$125.49	$(231.25)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	25,350.93	30,998.60	27,127.63	31,226.16

CLASS A Series 2	2,246.87	2,535.17	2,296.56	3,590.61

CLASS B Series 1	10,535.80	13,275.04	11,503.20	13,372.33

CLASS B Series 2	41.15	41.15	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL
January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423
Subscriptions	662,577	211	—	—	505,600	145	608,544	195	—	—	1,776,721	551
Redemptions	(16,606,075)	(5,238)	—	—	(1,203,634)	(345)	(8,115,565)	(2,582)	—	—	(25,925,274)	(8,165)
Net income (loss)	2,279,172	—	15,580	—	279,811	—	908,141	—	5,164	—	3,487,868	—

PARTNERS’ CAPITAL
September 30, 2017	$77,640,238	24,229	$597,230	186	$7,710,302	2,163	$32,651,329	10,190	$146,700	41	$118,745,799	36,809

PARTNERS’ CAPITAL
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811
Subscriptions	9,744,254	2,719	—	—	50,000	13	2,729,749	803	—	—	12,524,003	3,535
Redemptions	(11,146,852)	(3,202)	—	—	(9,275,389)	(2,460)	(3,996,532)	(1,154)	—	—	(24,418,773)	(6,816)
Net income (loss)	(7,692,277)	—	(45,233)	—	(522,410)	—	(3,148,703)	—	(9,516)	—	(11,418,139)	—

PARTNERS’ CAPITAL
September 30, 2016	$98,062,261	30,624	$596,789	186	$8,726,929	2,481	$42,257,780	13,198	$144,766	41	$149,788,525	46,530

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,487,868	$(11,418,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(25,001)	(3,764,098)
Sales of investments in Man-AHL Diversified Trading Company L.P.	29,124,808	29,241,821
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(7,607,797)	6,129,888
Changes in assets and liabilities:
Management fees payable	259,395	(562,398)
Servicing fees payable	87,050	(189,632)
Accrued expenses and other liabilities	(152,650)	128,381

Net cash provided by operating activities	25,173,673	19,565,823

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,776,721	12,524,003
Payments on redemptions	(26,950,394)	(32,089,826)

Net cash used in financing activities	(25,173,673)	(19,565,823)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the Partnership owned 8,782.31 and 10,888.73 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2017 and December 31, 2016 was 84.45% and 84.47%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2017 and December 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and nine months ended September 30, 2017 and 2016, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine months ended September 30, 2017 and 2016. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine months ended September 30, 2017 and 2016.

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

The following represents the ratios to average limited partners’ capital and other information for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,073.61	$3,408.59	$3,073.47	$3,408.64	$3,353.50	$3,672.69	$3,353.52	$3,672.76

Income (loss) from investment operations:
Net investment loss	(34.75)	(27.04)	(34.75)	(26.76)	(41.29)	(37.18)	(41.20)	(33.27)
Net realized and unrealized gains (losses) on trading activities	165.61	183.32	165.61	183.03	(110.11)	(117.65)	(110.36)	(121.57)

Total income (loss) from investment operations	130.86	156.28	130.86	156.27	(151.40)	(154.83)	(151.56)	(154.84)

Ending net asset value	$3,204.47	$3,564.87	$3,204.33	$3,564.91	$3,202.10	$3,517.86	$3,201.96	$3,517.92

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.10%	3.77%	5.12%	3.71%	5.19%	4.37%	5.18%	3.85%

Total expenses	5.10%	3.77%	5.12%	3.71%	5.19%	4.37%	5.18%	3.85%

Net investment loss	(4.33)%	(3.03)%	(4.33)%	(3.00)%	(4.98)%	(4.09)%	(4.97)%	(3.66)%

Total return[2]:
Total return before incentive fees	4.26%	4.58%	4.26%	4.58%	(4.51)%	(4.22)%	(4.52)%	(4.22)%

Total return after incentive fees	4.26%	4.58%	4.26%	4.58%	(4.51)%	(4.22)%	(4.52)%	(4.22)%

	For the nine months ended September 30, 2017				For the nine months ended September 30, 2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17

Income (loss) from investment operations:
Net investment loss	(108.45)	(86.17)	(108.71)	(85.34)	(128.95)	(113.38)	(128.48)	(104.13)
Net realized and unrealized gains (losses) on trading activities	192.04	211.66	192.30	210.81	(113.75)	(117.87)	(114.38)	(127.12)

Total income (loss) from investment operations	83.59	125.49	83.59	125.47	(242.70)	(231.25)	(242.86)	(231.25)

Ending net asset value	$3,204.47	$3,564.87	$3,204.33	$3,564.91	$3,202.10	$3,517.86	$3,201.96	$3,517.92

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.18%	3.87%	5.20%	3.83%	5.16	4.16%	5.14%	3.85%

Total expenses	5.18%	3.87%	5.20%	3.83%	5.16%	4.16%	5.14%	3.85%

Net investment loss	(4.58)%	(3.29)%	(4.59)%	(3.25)%	(4.99)%	(3.97)%	(4.97)%	(3.69)%

Total return[2]:
Total return before incentive fees	2.68%	3.65%	2.68%	3.65%	(7.05)	(6.17)%	(7.05)%	(6.17)%

Total return after incentive fees	2.68%	3.65%	2.68%	3.65%	(7.05)%	(6.17)%	(7.05)%	(6.17)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.

[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to September 30, 2017, through November 9, 2017, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $335,800 and limited partner redemptions of $5,160,953.

The General Partner has evaluated the impact of subsequent events on the Partnership through November 9, 2017, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2017 (unaudited) and December 31, 2016
(b)	For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(c)	For the nine months ended September 30, 2017 and 2016 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,915,307	$3,733,386
Net unrealized trading gains on open forward contracts	—	635,588
Net unrealized trading gains on open swap agreements	2,189,742	2,102,257
Net premiums paid on credit default swap agreements	7,393,890	5,790,286
Due from brokers	35,528,581	24,635,642

Total equity in trading accounts	47,027,520	36,897,159
Cash and cash equivalents	31,013,565	133,374,222
Investment in securities, at fair value (cost $76,672,086)	76,659,532	—
Interest receivable	65,138	3,223

Total assets	$154,765,755	$170,274,604

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$222,351	$—
Net unrealized trading losses on open forward contracts	3,986,265	388,283
Net premiums received on credit default swap agreements	1,098,375	141,078
Due to brokers	5,523,580	—
Redemptions payable to Man-AHL Diversified I L.P.	1,651,518	2,676,638
Redemptions payable to Man-AHL Diversified II L.P.	—	435,066
Accrued expenses and other liabilities	309,132	462,686

Total liabilities	12,791,221	4,103,751

PARTNERS’ CAPITAL:
Limited Partners (10,399.97 and 12,891.24 units outstanding at September 30, 2017 and December 31, 2016, respectively)	141,974,534	166,170,853

Total partners’ capital	141,974,534	166,170,853

Total liabilities and partners’ capital	$154,765,755	$170,274,604

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$13,651.44	$12,890.21

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2017 (Unaudited)		December 31, 2016
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(81,258)	(0.1)	$129,603	0.1
Currencies	(2,925)	(0.0)	214,721	0.1
Energy	(82,937)	(0.1)	1,287,020	0.8
Indices	2,549,530	1.8	1,117,827	0.7
Interest Rates	(1,132,310)	(0.7)	567,212	0.3
Metals	(100,593)	(0.1)	(291,080)	(0.2)

Total futures contracts - long	1,149,507	0.8	3,025,303	1.8

FUTURES CONTRACTS - Short:
Agricultural	14,109	0.0	598,001	0.4
Currencies	(77,456)	(0.1)	—	—
Energy	(33,368)	(0.0)	(259,683)	(0.2)
Indices	336,531	0.3	342,966	0.2
Interest Rates	299,098	0.2	27,499	0.0
Metals	4,535	0.0	(700)	(0.0)

Total futures contracts - short	543,449	0.4	708,083	0.4

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$1,692,956	1.2	$3,733,386	2.2

FORWARD CONTRACTS - Long:
Australian dollars	$(910,678)	(0.6)	$(1,002,614)	(0.6)
British pounds	738,655	0.5	(213,606)	(0.1)
Euro	(670,705)	(0.5)	(136,458)	(0.1)
Gold bullion	(1,017,000)	(0.7)	(365,867)	(0.2)
Japanese yen	(774,332)	(0.5)	(88,811)	(0.1)
New Zealand dollars	(253,879)	(0.2)	(315,148)	(0.2)
Other	(5,070,571)	(3.6)	317,330	0.2

Total forward contracts - long	(7,958,510)	(5.6)	(1,805,174)	(1.1)

FORWARD CONTRACTS - Short:
Australian dollars	623,522	0.4	720,097	0.4
British pounds	(1,059,134)	(0.7)	877,623	0.5
Euro	1,030,733	0.7	291,205	0.2
Gold bullion	139,799	0.1	(248,010)	(0.1)
Japanese yen	1,239,633	0.9	659,730	0.4
New Zealand dollars	168,296	0.1	186,498	0.1
Other	1,829,396	1.3	(434,664)	(0.2)

Total forward contracts - short	3,972,245	2.8	2,052,479	1.3

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(3,986,265)	(2.8)	$247,305	0.2

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,098,375 and $141,078, as of September 30, 2017 and December 31, 2016, respectively)	$(79,245)	(0.1)	$(3,004)	(0.0)
Interest rate swaps	17,243,576	12.2	503,701	0.3

Total swap agreements - long	17,164,331	12.1	500,697	0.3

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $7,393,890 and $5,790,286, as of September 30, 2017 and December 31, 2016, respectively)	345,535	0.2	381,714	0.2
Interest rate swaps	(15,320,124)	(10.8)	1,219,846	0.8

Total swap agreements - short	(14,974,589)	(10.6)	1,601,560	1.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS	$2,189,742	1.5	$2,102,257	1.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS	$(103,567)	(0.1)	$6,082,948	3.7

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

	September 30, 2017 (Unaudited)		December 31, 2016
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0 03/29/18	$34,797,858	24.6	$—	—
United States Treasury Bill 0 01/11/18	14,958,068	10.5	—	—
United States Treasury Bill 0 01/25/18	11,960,739	8.4	—	—
United States Treasury Bill 0 08/02/18	14,942,867	10.5	—	—

Total U.S. government securities - long	76,659,532	54.0	—	—

TOTAL INVESTMENT IN SECURITIES (COST $76,672,086)	$76,659,532	54.0	$—	—

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
NET INVESTMENT INCOME:
Interest income	$281,372	$95,918	$684,700	$240,212

Total investment income	281,372	95,918	684,700	240,212

EXPENSES
Brokerage commissions	130,834	170,900	434,997	606,411
Interest expense - brokers	32,974	9,994	93,503	25,011
Administration fees	(54,538)	31,510	85,838	99,102
Professional fees	38,750	140,804	90,269	349,746
Shareholder expenses	63,000	—	189,000	—
Other expenses	22,463	40,436	67,941	117,933

Total expenses	233,483	393,644	961,548	1,198,203

Net investment income (loss)	47,889	(297,726)	(276,848)	(957,991)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	5,939,600	(860,264)	15,243,568	(7,122,153)
Net change in unrealized gains (losses) on translation of foreign currency	(73,486)	68,127	404,980	93,213
Net change in unrealized trading gains (losses) on investments in securities	(12,554)	—	(12,554)	—
Net change in unrealized trading gains (losses) on open contracts/agreements	2,126,039	(5,312,341)	(6,186,515)	573,703

Net gain (loss) on trading activities	7,979,599	(6,104,478)	9,449,479	(6,455,237)

NET INCOME (LOSS)	$8,027,488	$(6,402,204)	$9,172,631	$(7,413,228)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$722.02	$(434.82)	$767.76	$(508.54)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	11,118.11	14,723.81	11,947.23	14,577.35

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$—	—	$166,170,853	12,891
Subscriptions	1,129,003	86	—	—	1,129,003	86
Redemptions	(34,497,953)	(2,577)	—	—	(34,497,953)	(2,577)
Net income (loss)	9,172,631	—	—	—	9,172,631	—

PARTNERS’ CAPITAL - September 30, 2017	$141,974,534	10,400	$—	—	$141,974,534	10,400

PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$—	—	$199,706,130	14,669
Subscriptions	9,875,111	689	—	—	9,875,111	689
Redemptions	(24,630,265)	(1,774)	—	—	(24,630,265)	(1,774)
Net income (loss)	(7,413,228)	—	—	—	(7,413,228)	—

PARTNERS’ CAPITAL - September 30, 2016	$177,537,748	13,584	$—	—	$177,537,748	13,584

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,172,631	$(7,413,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(76,612,467)	—
Amortization of premium/discount on securities	(59,619)	—
Net change in unrealized trading (gains) losses on investments in securities	12,554	—
Net change in unrealized trading (gains) losses on open contracts/agreements	6,186,515	(573,703)
Changes in assets and liabilities:
Due from brokers	(10,892,939)	(1,130,744)
Interest receivable	(61,915)	(12,018)
Net premiums paid on credit default swap agreements	(1,603,604)	(5,389,124)
Net premiums received on credit default swap agreements	957,297	2,163,541
Due to brokers	5,523,580	122,486
Accrued expenses and other liabilities	(153,554)	49,416

Net cash provided by operating activities	(67,531,521)	(12,183,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,129,003	9,875,111
Payments on redemptions	(35,958,139)	(32,212,504)

Net cash used in financing activities	(34,829,136)	(22,337,393)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,360,657)	(34,520,767)
CASH AND CASH EQUIVALENTS - Beginning of period	133,374,222	180,883,999

CASH AND CASH EQUIVALENTS - End of period	$31,013,565	$146,363,232

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$93,503	$25,011

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash restricted as collateral held and included in due from brokers on the statements of financial condition is $25,886,225 and $10,218,471 as of September 30, 2017 and December 31, 2016, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2017, the Trading Company maintains cash balances and $19,983,771 of a U.S. Treasury Bill in cash and cash equivalents with The Bank of New York Mellon. This U.S. Treasury Bill, with a maturity date of November 2, 2017, has a total face value of $20,000,000. As of December 31, 2016, the Trading Company held $129,973,413 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 5, 2017 to February 9, 2017, have a total face value of $130,000,000. As of September 30, 2017 and December 31, 2016, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2017, the Trading Company holds $76,659,532 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to March 29, 2018, have a total face value of $77,000,000. As of September 30, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine months ended September 30, 2017 and 2016. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2017 and December 31, 2016.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2017 and 2016.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2017 and December 31, 2016, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2017 and December 31, 2016, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,643,303	$—	$96,643,303	$—
Futures contracts	4,685,573	4,685,573	—	—
Forward contracts	6,792,389	—	6,792,389	—
Swap agreements	18,887,921	—	18,887,921	—

Total Assets	127,009,186	4,685,573	122,323,613	—

Liabilities
Futures contracts	(2,992,617)	(2,992,617)	—	—
Forward contracts	(10,778,654)	—	(10,778,654)	—
Swap agreements	(16,698,179)	—	(16,698,179)	—

Total Liabilities	(30,469,450)	(2,992,617)	(27,476,833)	—

Net Fair Value	$96,539,736	$1,692,956	$94,846,780	$—

	Fair Value Measurements
Investments	As of December 31, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$129,973,413	$—	$129,973,413	$—
Futures contracts	5,373,906	5,373,906	—	—
Forward contracts	7,145,362	—	7,145,362	—
Swap agreements	14,783,501	—	14,783,501	—

Total Assets	157,276,182	5,373,906	151,902,276	—

Liabilities
Futures contracts	(1,640,520)	(1,640,520)	—	—
Forward contracts	(6,898,057)	—	(6,898,057)	—
Swap agreements	(12,681,244)	—	(12,681,244)	—

Total Liabilities	(21,219,821)	(1,640,520)	(19,579,301)	—

Net Fair Value	$136,056,361	$3,733,386	$132,322,975	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2017 or 2016 based on the levels assigned at December 31, 2016 or 2015.

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

All of the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-time risk and management information systems. A proprietary risk measurement method similar to the industry standard “value-at-risk” helps ensure that the rule-based decisions that drive the investment process remain within pre-defined risk parameters. Margin-to-equity ratios are monitored daily, and the level of exposure in each market is quantifiable at any time and is adjusted in accordance with market volatility. Market correlation is closely monitored to prevent over-

concentration of risk and ensure optimal portfolio weightings. Market liquidity is examined with the objective of ensuring that the Trading Company will be able to initiate and close out trades as indicated by AHL Diversified Program’s systems at market prices, while brokerage selection and trade execution are continually monitored with the objective of ensuring quality market access.

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

As of September 30, 2017 and December 31, 2016, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2017		December 31, 2016
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$(50,571)	$190,000,000
101-250	—	—	—	—
251-350	133,621	15,000,000	77,040	20,000,000
351-450	—	—	355,245	20,000,000
450+	—	—	—	—

Total	$133,621	$15,000,000	$381,714	$230,000,000

	September 30, 2017		December 31, 2016
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$112,304	$135,000,000	$—	$—
101-250	—	—	—	—
251-350	99,610	30,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$211,914	$165,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2017 and December 31, 2016, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2017 of each credit default swap where the Trading Company is a seller, ranged between 56 basis points and 325 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 354 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of September 30, 2017 the Trading Company posted cash collateral of $3,364,835, and as of December 31, 2016, the Trading Company posted cash collateral of $4,222,865, with respective counterparties on these agreements in the normal course of business. As of September 30, 2017, open credit default swap agreements on selling protection have maturity dates ranging from June 20, 2022 through December 20, 2022. As of December 31, 2016, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021.

During the three months ended September 30, 2017, the Trading Company traded 55,284 exchange-traded futures contracts and settled 57,530 forward contracts and 540 swap agreements. During the nine months ended September 30, 2017, the Trading Company traded 166,788 exchange-traded futures contracts and settled 170,207 forward contracts and 2,446 swap agreements. During three months ended September 30, 2016, the Trading Company traded 58,513 exchange-traded futures contracts and settled 51,378 forward contracts and 1,519 swap agreements. During the nine months ended September 30, 2016, the Trading Company traded 185,590 exchange-traded futures contracts and settled 134,730 forward contracts and 5,322 swap agreements. As of September 30, 2017, the notional value of open forward contracts is $11,457,922,948 and the notional value of open swap contracts is $(21,169,391). As of December 31, 2016, the notional value of open forward contracts was $5,991,672,832 and the notional value of open swap contracts was $281,557,063. The trading activity of open forward and swap contracts as of September 30, 2017 and 2016 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2017 and December 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2017 and December 31, 2016, may differ from the net liability amounts recorded as of September 30, 2017 and December 31, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2017 and December 31, 2016, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	September 30, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$6,490,868		$(9,599,932)
Metals		301,521		(1,178,722)

Total open forward contracts		6,792,389		(10,778,654)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		562,165		(629,314)
Currencies		6,200		(86,581)
Energy		350,921		(467,226)
Indices		3,329,873		(443,812)
Interest rates		383,369		(1,216,581)
Metals		53,045		(149,103)

Total open futures contracts		4,685,573		(2,992,617)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		421,962		(155,672)
Interest rates		18,465,959		(16,542,507)

Total open swap agreements		18,887,921		(16,698,179)

Total Derivatives		$30,365,883		$(30,469,450)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,016,119		$(6,154,937)
Metals		129,243		(743,120)

Total open forward contracts		7,145,362		(6,898,057)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,036,853		(309,249)
Currencies		214,721		—
Energy		1,310,609		(283,272)
Indices		1,979,650		(518,857)
Interest rates		832,073		(237,362)
Metals		—		(291,780)

Total open futures contracts		5,373,906		(1,640,520)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		447,344		(68,634)
Interest rates		14,336,157		(12,612,610)

Total open swap agreements		14,783,501		(12,681,244)

Total Derivatives		$27,302,769		$(21,219,821)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$3,973,618	$(2,630,938)	$(670,486)	$(8,565,920)
Metals	1,333,849	(361,730)	(824,461)	(1,838,897)

Net realized trading gains (losses) on closed contracts/agreements	$5,307,467	$(2,992,668)	$(1,494,947)	$(10,404,817)

Currencies	$(2,340,717)	$(736,095)	$(4,610,057)	$(736,095)
Metals	(114,746)	13,038	376,488	183,250

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,455,463)	$(723,057)	$(4,233,569)	$(552,845)

Futures contracts
Agricultural	$(2,135,720)	$(516,665)	$(1,855,271)	$(3,346,261)
Currencies	456,845	(70,740)	412,309	(170,155)
Energy	(1,677,479)	(1,353,490)	(5,663,419)	318,183
Indices	2,583,478	2,075,149	21,278,045	(2,352,838)
Interest rates	(1,698,623)	1,839,846	(5,289,862)	7,614,109
Metals	1,468,914	(419,668)	1,361,408	(834,475)

Net realized trading gains (losses) on closed contracts/agreements	$(1,002,585)	$1,554,432	$10,243,210	$1,228,563

Agricultural	$(549,262)	$(443,792)	$(794,755)	$(392,022)
Currencies	(188,567)	(507)	(295,102)	(820,049)
Energy	727,540	(900,542)	(1,142,249)	(853,641)
Indices	3,229,116	835,806	1,425,269	4,726,968
Interest rates	438,663	(3,297,636)	(1,429,317)	(3,297,564)
Metals	(509,134)	(163,278)	195,723	(94,115)

Net change in unrealized trading gains (losses) on open contracts/agreements
	$3,148,356	$(3,969,949)	$(2,040,431)	$(730,423)

Swap agreements
Credit default swaps	$1,477,949	$294,389	$5,001,440	$(488,667)
Interest rate swaps	(88,306)	295,217	686,471	1,910,289

Net realized trading gains (losses) on closed contracts/agreements	$1,389,643	$589,606	$5,687,911	$1,421,622

Credit default swaps	$(141,436)	$448,101	$(112,419)	$625,840
Interest rate swaps	1,574,582	(1,067,436)	199,904	1,231,131

Net change in unrealized trading gains (losses) on open contracts/agreements
	$1,433,146	$(619,335)	$87,485	$1,856,971

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2017 and December 31, 2016, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of September 30, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,042,197	$(1,042,197)	$—	$—	$—	$—
Credit Suisse	1,661,768	(723,720)	938,048	—	—	938,048
JPMorgan Chase	1,981,608	(1,004,349)	977,259	—	—	977,259

Total open futures contracts	$4,685,573	$(2,770,266)	$1,915,307	$—	$—	$1,915,307

Open forward contracts
Credit Suisse	$115,939	$(115,939)	$—	$—	$—	$—
Deutsche Bank	1,903,805	(1,903,805)	—	—	—	—
HSBC	2,945,435	(2,945,435)	—	—	—	—
Royal Bank of Scotland	1,827,210	(1,827,210)	—	—	—	—

Total open forward contracts	$6,792,389	$(6,792,389)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$60,226	$(55,593)	$4,633	$—	$—	$4,633
Deutsche Bank	851,871	(758,962)	92,909	—	—	92,909
JPMorgan Chase	17,975,824	(15,883,624)	2,092,200	—	—	2,092,200

Total open swap agreements	$18,887,921	$(16,698,179)	$2,189,742	$—	$—	$2,189,742

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,640,845	$(823,702)	$817,143	$—	$—	$817,143
Credit Suisse	1,937,980	(253,173)	1,684,807	—	—	1,684,807
JPMorgan Chase	1,795,081	(563,645)	1,231,436	—	—	1,231,436

Total open futures contracts	$5,373,906	$(1,640,520)	$3,733,386	$—	$—	$3,733,386

Open forward contracts
Credit Suisse	$73,231	$(73,231)	$—	$—	$—	$—
Deutsche Bank	1,377,527	(1,377,527)	—	—	—	—
HSBC	3,974,040	(3,357,800)	616,240	—	—	616,240
Royal Bank of Scotland	1,720,564	(1,701,216)	19,348	—	—	19,348

Total open forward contracts	$7,145,362	$(6,509,774)	$635,588	$—	$—	$635,588

Open swap agreements
Credit Suisse	$77,040	$(68,634)	$8,406	$—	$—	$8,406
Deutsche Bank	6,927,799	(6,769,441)	158,358	—	—	158,358
JPMorgan Chase	7,778,662	(5,843,169)	1,935,493	—	—	1,935,493

Total open swap agreements	$14,783,501	$(12,681,244)	$2,102,257	$—	$—	$2,102,257

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,264,548	$(1,042,197)	$222,351	$—	$222,351	$—
Credit Suisse	723,720	(723,720)	—	—	—	—
JPMorgan Chase	1,004,349	(1,004,349)	—	—	—	—

Total open futures contracts	$2,992,617	$(2,770,266)	$222,351	$—	$222,351	$—

Open forward contracts
Credit Suisse	$224,287	$(115,939)	$108,348	$—	$108,348	$—
Deutsche Bank	4,086,840	(1,903,805)	2,183,035	—	2,183,035	—
HSBC	3,923,880	(2,945,435)	978,445	—	978,445	—
Royal Bank of Scotland	2,543,647	(1,827,210)	716,437	—	716,437	—

Total open forward contracts	$10,778,654	$(6,792,389)	$3,986,265	$—	$3,986,265	$—

Open swap agreements
Credit Suisse	$55,593	$(55,593)	$—	$—	$—	$—
Deutsche Bank	758,962	(758,962)	—	—	—	—
JPMorgan Chase	15,883,624	(15,883,624)	—	—	—	—

Total open swap agreements	$16,698,179	$(16,698,179)	$—	$—	$—	$—

As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$823,702	$(823,702)	$—	$—	$—	$—
Credit Suisse	253,173	(253,173)	—	—	—	—
JPMorgan Chase	563,645	(563,645)	—	—	—	—

Total open futures contracts	$1,640,520	$(1,640,520)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$240,692	$(73,231)	$167,461	$—	$167,461	$—
Deutsche Bank	1,598,349	(1,377,527)	220,822	—	220,822	—
HSBC	3,357,800	(3,357,800)	—	—	—	—
Royal Bank of Scotland	1,701,216	(1,701,216)	—	—	—	—

Total open forward contracts	$6,898,057	$(6,509,774)	$388,283	$—	$388,283	$—

Open swap agreements
Credit Suisse	$68,634	$(68,634)	$—	$—	$—	$—
Deutsche Bank	6,769,441	(6,769,441)	—	—	—	—
JPMorgan Chase	5,843,169	(5,843,169)	—	—	—	—

Total open swap agreements	$12,681,244	$(12,681,244)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2017
Open futures contracts
Merrill Lynch	$5,433,864
Open forward contracts
Credit Suisse	$7,489,113
Deutsche Bank	$3,613,817
HSBC	$3,086,606
RBS	$2,054,209

As of December 31, 2016
Open forward contracts
Credit Suisse	$6,760,180
Deutsche Bank	$3,070,008

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Per unit operating performance:
Beginning net asset value	$12,957.45	$13,540.92	$12,890.21	$13,614.40
Income (loss) from investment operations:
Net investment gain (loss)	4.38	(21.82)	(23.47)	(67.94)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	689.61	(449.95)	784.70	(477.31)

Total income (loss) from investment operations	693.99	(471.77)	761.23	(545.25)

Ending net asset value	$13,651.44	$13,069.15	$13,651.44	$13,069.15

Ratios to average partners’ capital[1]:
Expenses	0.63%	0.86%	0.82%	0.82%

Net investment gain (loss)	0.13%	(0.65)%	(0.24)%	(0.65)%

Total return[2]	5.36%	(3.48)%	5.91%	(4.00)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to September 30, 2017 through November 9, 2017, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $685,800, and limited partner redemptions of $7,488,073.

The General Partner has evaluated the impact of subsequent events on the Trading Company through November 9, 2017, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2017. The Partnership’s capitalization was $118,745,799 as of September 30, 2017. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,925,866	1.62%
Bonds	$2,330,173	1.96%
Credit	$3,654,217	3.08%
Currencies	$5,467,841	4.60%
Energy	$1,373,218	1.16%
Interest rates	$3,774,289	3.18%
Metals	$2,110,184	1.78%
Stock indices	$8,736,846	7.36%
Total	$29,372,633	24.74%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2017:

30-September-17
Ending Equity	$118,745,799

Nine months ended September 30, 2017:

Net assets decreased $20,660,685 for the nine months ended September 30, 2017. This decrease was attributable to subscriptions in the amount of $1,776,721, redemptions in the amount of $25,925,274 and a net gain from operations of $3,487,868.

Management fees of $2,881,376 and servicing fees of $965,587 were paid or accrued, and interest of $576,935 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2017.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2017 were $1,082,999.

Three months ended September 30, 2017:

Net assets decreased $2,447,712 for the three months ended September 30, 2017. This decrease was attributable to subscriptions in the amount of $328,680, redemptions in the amount of $8,093,805 and a net gain from operations of $5,317,413.

Management Fees of $921,672 and servicing fees of $308,953 were paid or accrued, and interest of $236,432 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2017.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2017 were $303,361.

July trading yielded notable gains for the Partnership with its equities and currency positions producing the highest positive returns and outweighing smaller losses sustained in the commodity markets. With respect to currencies, the Partnership’s most profitable positions included long exposure to the Brazilian real and the Australian dollar against the U.S. dollar as well as long exposure to the Euro against the Swiss franc. Short exposure to Japanese yen and a long position in South African rand versus the U.S. dollar detracted from these gains. The Partnership’s equity positions produced the second best asset class returns for the month with long exposure to the Hang Seng index proving particularly profitable while longs in the South African All Share Index generated partially offsetting losses. Trading in the credit and interest rate markets also added positive returns for the month as the Partnership’s short position in Canadian bankers’ acceptances was well timed in light of the Bank of Canada raising interest rates for the first time since 2010. With respect to commodities, the Partnership sustained losses as sharp rises in the price of soybeans and coffee hurt the Partnership’s short positions in those commodities. The Partnership’s energy positions otherwise produced mixed results.

In August, the Partnership continued to generate noteworthy gains, particularly through its trading of commodities, bonds and currencies. The Partnership’s largest gains for the month came from its commodities positions with long exposure to copper, aluminum, zinc and palladium benefitting from rising prices of each. Although the Partnership’s trading of precious metals and short exposure to U.S. natural gas and crude oil generated losses, commodity trading remained the primary driver of returns for the month. With respect to fixed-income trading, a growing long position in bonds such as German bunds and U.S. 5-year Treasury notes produced positive returns while short exposure to Canadian bonds resulted in partially offsetting losses. The Partnership’s bearish stance towards the value of the U.S. dollar also contributed to the month’s performance as the currencies of emerging markets continued to outperform the U.S. dollar. The Partnership’s broad long positioning in the equity and credit markets otherwise detracted from performance on account of increased market volatility and concern over the month’s geopolitical developments.

Despite positive contributions from equity and credit markets trading, the Partnership incurred a notable loss in September. Trading in the currency markets proved particularly difficult for the Partnership. Although gains were realized from the Partnership’s exposure to the Russian ruble and British pound against the U.S. dollar, these gains were outweighed by losses sustained from long positions in the Indian rupee versus the U.S. dollar and the British pound against the Australian dollar. Results from commodity trading were more mixed, but ultimately also net negative for the month. Short exposure to sugar and soybean oil and long positions in German electricity and gas oil markets benefitted the Partnership, but such performance was outweighed by losses generated from the shorting of crude oil, soybeans and cocoa and continued long exposure to copper and gold. Bond trading also contributed to the month’s negative performance as long positions in the U.S. Treasury 5-year bonds and German bonds were hurt in part by increased concerns of inflation. Equity and credit trading helped to mitigate the losses sustained in the month as long positions in the Russell 2000 index as well as European crossover and U.S. investment grade credit proved profitable.

Three months ended June 30, 2017:

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

Three months ended March 31, 2017:

The Partnership realized moderate negative returns in January with losses sustained in the fixed-income and commodity sectors outweighing gains achieved in the equity and credit markets. With respect to fixed-income trading, the Partnership’s long exposure to German bonds and short positioning in U.S. treasuries proved unprofitable. The Partnership’s agricultural and energy positions also produced losses as a sharp drop in natural gas prices during the first two weeks of the year battered the Partnership’s long natural gas positions and further oscillations in the energy markets created a difficult trading environment for the Partnership’s trend-following approach. Although long positions in base metals such as copper helped to partially offset some of these losses, commodity trading overall served as the Partnership’s loss leader for the month. In the currency sector, the Partnership’s short exposure to Japanese yen, Euro and the British pound resulted in losses while its long positions in the currencies of Brazil and South Africa yielded positive returns. Equity trading helped mitigate some of these losses with long futures positions in the Korean Kopsi and U.S. Nasdaq providing the Partnership’s largest gains in this sector. Although the Partnership’s credit positions performed positively, overall profits in this sector were nearly flat and had a minimal impact on the Partnership’s net results.

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

Three months ended September 30, 2016:

Net assets decreased $7,904,305 for the three months ended September 30, 2016. This decrease was attributable to subscriptions in the amount of $2,720,418, redemptions in the amount of $3,523,584 and a net loss from operations of $7,101,139.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2017. As of September 30, 2017, the Partnership’s average quarter-end capitalization was $123,871,508.

Quarter-Ended September 30, 2017
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,207,311	1.78%	$2,367,669	$1,925,866
Bonds	$2,201,854	1.78%	$2,330,173	$2,125,601
Credit	$3,629,813	2.93%	$4,182,959	$3,052,264
Currencies	$6,926,063	5.59%	$7,963,672	$5,467,841
Energies	$1,839,378	1.48%	$2,377,799	$1,373,218
Interest rates	$3,983,581	3.22%	$4,311,091	$3,774,289
Metals	$2,311,843	1.87%	$2,690,684	$2,110,184
Stock indices	$9,163,079	7.40%	$10,415,899	$8,336,492
Total	$32,262,922	26.05%	$36,639,946	$28,165,754

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2017. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2017.

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

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are minimal.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2017, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in US, Germany, Italy, Australia, Canada and the UK. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2017, the Partnership’s primary currency exposures were in the U.S. dollar versus the Brazilian real, Chilean peso, Russian ruble, Canadian dollar, Japanese yen and Australian dollar. The primary exposure in the currency crosses were in the Euro versus Canadian dollar and Euro versus Norwegian krone.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2017, the Partnership’s primary exposures were in the Russell 2000 Index, Korean Kospi, Nikkei Index, Tokyo Stock Exchange Index, S&P 500 Index and the Hang Seng Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2017, the Partnership’s primary metals market exposures were in copper, palladium, aluminum, zinc, gold and lead.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, cocoa, soyabeans and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2017.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2017, the main exposures were in natural gas, crude oil and heating oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2017.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017. Based on such evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer with respect to the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2017, August 2017 and September 2017, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $83,679, $0 and $0, respectively. On the first business day of July 2017, August 2017 and September 2017, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $72,002 and $0, respectively. On the first business day of July 2017, August 2017 and September 2017, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $132,998, $0 and $40,000, respectively. On the first business day of July 2017, August 2017 and September 2017, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2017:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2017	$3,145,449	$0	$932,820	$0
August 2017	$1,785,844	$0	$578,177	$0
September 2017	$854,178	$327,201	$470,139	$0
TOTAL	$5,785,470	$327,201	$1,981,137	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P. (1)

4.2	Sixth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P. (2)

10.1	Form of Trading Advisor Agreement between Man-AHL Diversified Trading Company L.P., Man Investments (USA) Corp. and AHL Partners LLP (3)

10.3	Form of Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

(2)	The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 31, 2011, for the year ended December 31, 2010, with the Partnership’s Annual Report on Form 10-K.

(3)	The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2014, for the quarterly period ended June 30, 2014, with the Partnership’s Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2017.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Eric Burl
President and Principal Executive Officer

By: /s/ Michael Fagan
As Principal Financial Officer