Form 10-K
period 2017-12-31
MAN AHL DIVERSIFIED I LP
filed 2018-03-29
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2017 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.    Business

(a)    General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). AHL Partners LLP (the “Trading Advisor”), a United Kingdom limited liability partnership, is the Partnership’s and the Trading Company’s trading advisor. The Trading Advisor also serves as the Partnership’s commodity pool operator. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, is the Partnership’s general partner. The Trading Advisor is an affiliate of the General Partner. Man Investments Limited, a United Kingdom private limited company, that is part of Man Group plc (“Man Group”), is the managing member of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group, is the sole shareholder of the General Partner.

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

Although the Partnership uses the term “class” to distinguish between certain interests in the Partnership, the Partnership does not believe that the differences between such interests are sufficient to make them separate “classes” under Section 12(g) of the Exchange Act, as all of the interests in the Partnership, regardless of “class,” are of substantially similar character and the holders of which enjoy substantially similar rights and privileges. The holders of interests in the Partnership (regardless of “class”) share pro rata in the Partnership’s profits and losses, enjoying no preferences over one another during the life of the Partnership or upon dissolution and otherwise have identical rights under the Partnership’s Limited Partnership Agreement, as amended or supplemented from time to time (the “Limited Partnership Agreement”). The only differences among the “classes” relate to fees and minimum investment.

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

The investment objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals and agriculturals. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks and volatility.

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

As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals and agriculturals.

Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from intra-day to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. The Trading Advisor also has a systematic process for adjusting market risk exposure in real time to reflect changes in the volatility of individual markets.

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

The Trading Advisor is paid a monthly management fee, payable in arrears, in an amount equal to 0.1667% of the month-end Net Asset Value of the Partnership (as defined in the Limited Partnership Agreement) whether or not the Partnership is profitable (approximately 2% annually). The General Partner is paid a monthly general partner administrative fee in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually). The Trading Advisor may pay a portion of its management fee to the General Partner, and the General Partner may share a portion of its administrative fee with the Placement Agent (as defined below).

The Partnership will pay the Trading Advisor an incentive fee equal to 20% of the Net New Appreciation (as defined in the Limited Partnership Agreement), if any, achieved by the Partnership as of the end of such calendar month. Net New Appreciation achieved during a calendar month means the excess, if any, of (a) the Net Asset Value of the Partnership as of the end of a calendar month (without reduction for any incentive fees accrued or paid to the Trading Advisor for the calendar month or for any redemptions or distributions effected during or as of the end of such calendar month and without increase for any additional capital contributions effected during or as of the end of such calendar month) over (b) the Net Asset Value of the Partnership as of the end of the most recent prior calendar month for which an incentive fee was accrued or paid to the Trading Advisor, with clause (b) reduced by the amount of the incentive fee accrued or paid for such prior calendar month and also reduced by any redemptions or distributions, and increased by any contributions, effected as of or subsequent to the end of such prior calendar month through the first day of the calendar month referred to in clause (a), above.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, HSBC Bank PLC and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC also act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain over-the-counter (“OTC”) interest rate swap trading through JPMorgan Securities plc and Deutsche Bank AG, London Branch (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

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

Cash Flow. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs. If this were to occur during an adverse move in a spread or straddle relationship, a substantial loss could occur.

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

The Trading Advisor seeks to reduce the incidence and impact of System Events, to the extent feasible, through a combination of internal testing, simulation, real-time monitoring and the use of independent safeguards in the overall portfolio management process, often in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s)—all of which may have materially adverse effects on the Partnership. System Events in third-party provided Data is generally entirely outside of the control of the Trading Advisor.

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

Trade Error Risk. The complex execution modalities operated by the Trading Advisor and the speed and volume of trading invariably result in occasional trades being executed which, with the benefit of hindsight, were not required or intended by the execution strategy or occasional trades not being executed when they should have been. To the extent a trade error is caused by counterparty, such as a broker, the Trading Advisor generally, to the extent reasonable and practical, attempts to recover any loss associated with such trade error from such counterparty. To the extent a trade error is caused by the Trading Advisor, a formalized process is in place for the documentation and resolution of such trade errors. Given the volume, diversity and complexity of transactions executed by the Trading Advisor on behalf of the Partnership, investors should assume that trade errors will occur on occasion. If such trade errors result in gains to the Partnership, such gains will generally be retained by the Partnership. However, if a trade error result in losses, they will be borne by the Trading Advisor in accordance with its internal policies unless otherwise determined by the General Partner.

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

MiFID II. Each of the European Union’s re-cast Markets in Financial Instruments Directive (2014/65/EU) (the “MiFID II Directive”), the delegated and implementing European Union (“EU”) regulations made thereunder, the laws and regulations introduced by Member States of the EU to implement the MiFID II Directive and the EU’s Markets in Financial Instruments Regulation (600/2014) (“MiFIR” and, together with the MiFID II Directive, “MiFID II”) impose new regulatory obligations on the Trading Advisor. These regulatory obligations may impact on, and constrain the implementation of, the investment strategy of the Partnership and lead to increased compliance obligations upon and accrued expenses for the Trading Advisor and/or the Partnership.

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

(b)    Holders.

As of December 31, 2017, there were 482 holders of Class A Units, 39 holders of Class A-2 Units, 530 holders of Class B Units and 1 holder of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2017, November 2017 and December 2017, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $99,998, $50,000 and $0, respectively; and Class B Units to existing and new Limited Partners in the amount of $50,000, $135,801 and $227,499, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2017:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2017	$3,081,173	$0	$428,262	$0
November 2017	$3,281,897	$204,539	$66,329	$0
December 2017	$1,243,137	$0	$514,114	$0

TOTAL	$7,606,207	$204,539	$1,008,705	$0

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2017, 2016, 2015, 2014 and 2013 and total assets of the Partnership at December 31, 2016, 2015, 2014, 2013 and 2012.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenue:*
Total net realized and unrealized gains (losses)	$18,205,710	$(7,289,110)	$6,864,267	$56,337,563	$(2,597,841)
Interest income	854,933	293,762	149,041	212,816	302,588
Expenses:**
Incentive fees	-	-	-	-	-
Management fees	$3,796,264	4,734,252	5,952,076	5,460,196	8,870,728
Servicing fees	$1,272,301	1,588,234	2,000,360	1,918,407	4,507,344
Brokerage commissions	$486,447	652,371	880,423	692,601	871,611
Administrative expenses	$909,312	1,282,068	917,580	1,048,539	1,355,102
Net income (loss)	$12,596,319	$(15,252,273)	$(2,737,131)	$47,430,636	$(17,900,038)
Total assets	$122,096,273	$143,034,688	$183,176,794	$206,033,379	$215,260,121
Total Partnership capital	$119,598,097	$139,406,484	$173,101,434	$202,024,664	$202,881,618
Net Asset Value per outstanding unit - Class A - Series 1	$3,449.91	$3,120.88	$3,444.80	$3,506.22	$2,707.82
Net Asset Value per outstanding unit - Class A - Series 2	$3,849.96	$3,439.38	$3,749.11	$3,768.41	$2,874.06
Net Asset Value per outstanding unit - Class B - Series 1	$3,449.76	$3,120.74	$3,444.82	$3,506.23	$2,707.83
Net Asset Value per outstanding unit - Class B - Series 2	$3,850.01	$3,439.44	$3,749.17	$3,768.48	$2,874.09
Increase (decrease) in Net Asset Value per Class A - Series 1 unit^	$315.48	$(331.06)	$(44.88)	$741.76	$(180.42)
Increase (decrease) in Net Asset Value per Class A - Series 2 unit^	$396.34	$(219.86)	$(12.04)	$852.88	$(67.35)
Increase (decrease) in Net Asset Value per Class B - Series 1 unit^	$305.71	$(319.17)	$(71.60)	$744.55	$(195.30)
Increase (decrease) in Net Asset Value per Class B - Series 2 unit^	$410.60	$(309.74)	$(21.95)	$720.96	$598.97

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year. Prior to 2013, based on change in net asset value per unit from the beginning of year to the end of the year.

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

During its operations through December 31, 2017, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2017 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2017. The Partnership’s capitalization was $119,598,097 as of December 31, 2017. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2017
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$2,177,296	1.82%
Bonds	$1,923,371	1.61%
Credit	$3,248,401	2.72%
Currencies	$6,534,180	5.46%
Energy	$2,364,070	1.98%
Interest rates	$3,613,409	3.02%
Metals	$2,564,090	2.14%
Stock indices	$8,650,628	7.23%
Total	$31,075,445	25.98%

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

	2017 31-Dec-17	2016 31-Dec-16
Ending Equity	$119,598,097	$139,406,484

Net assets decreased $19,808,387 for the year ended December 31, 2017. This decrease was attributable to subscriptions in the amount of $2,340,019, redemptions in the amount of $34,744,725 and net income from operations of $12,596,319.

For the year ended December 31, 2017, the Partnership accrued or paid total expenses of $6,464,324, including $1,272,301 in servicing fees, $3,796,264 in General Partner administrative fees and Trading Advisor management fees, and $1,395,759 in other expenses. Interest of $854,933 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit increased by $329.03 to $3,449.91. The Net Asset Value of a Class B Unit increased by $329.02 to $3,449.76. The Net Asset Value of a Class A-2 Unit increased by $410.58 to $3,849.96. The Net Asset Value of a Class B-2 Unit increased by $410.57 to $3,850.01.

The Partnership’s investments realized positive gains in 2017, with particularly strong performance achieved in the equity sector.

Equities trading started off the year on a strong footing and served as the Partnership’s performance leader throughout the first quarter. In January, long futures positions in the Korean Kopsi and U.S. Nasdaq indices provided significant gains. Continued long holdings in the U.S. Nasdaq coupled with long exposure to the S&P 500 as well as other indices in Europe and Australia continued January’s profitable run. Second and third quarter equity trading also provided sizeable returns with the Partnership’s long exposure to France’s CAC 40 Index and the Korean Kopsi, among other indices, outstripping losses generated in August due to increased market volatility. Fourth quarter equity trading also produced noteworthy returns. In October, gains achieved from the majority of the Partnership’s long positions provided for a particularly strong month of performance followed by modest gains in November and December despite losses sustained from the Partnership’s positions in the Korean Kopsi and Euro-Stoxx.

Fixed-income trading yielded mixed results for the Partnership in 2017. During the first quarter, long exposure to German bonds and short positioning in U.S. treasuries produced net losses despite the Partnership achieving positive results in its U.K. and Italian bond positioning. In April, trading in the fixed-income sector had a minimal impact on gross performance, producing returns close to zero for the month. Although the Partnership’s growing long bond positions in May benefitted from declining yields in a number of markets, fixed-income trading ended the second quarter with losses as European bond markets experienced a late second-quarter surge in yield. The same long positioning in German bunds and a growing exposure to U.S. 5-year Treasury notes produced positive returns in August, but again concluded the third quarter with losses largely attributable to increased concerns of inflation. Fourth quarter trading in the bond markets followed a similar pattern. Initially adding to performance, fixed-income trading produced negative returns in December with losses dominated by longs in Italian BTPs as well as Australian bonds.

Although producing notable gains during several months of the year, trading in the commodities sector served as an overall drag on the Partnership’s annual performance. The commodity sector in the first quarter proved a particularly difficult trading environment as whipsaw movements in natural gas prices and further oscillations in the energy markets battered the Partnership’s agricultural and energy positions. Commodities trading was more mixed in the second quarter. Unexpected volatility in April hurt the Partnership’s positions in Brent crude oil and aluminum, and the Partnership’s shorts in precious metals also suffered losses in May. June commodity trading, however, was net positive and the Partnership’s energy positions were among the Partnership’s best performers in the commodity sector due to the Partnership’s short exposure to RBOB gasoline and U.S. natural gas. Third quarter trading was similarly mixed. Although sustaining losses in July from the sharp rise in the price of soybeans and coffee, the Partnership achieved notable gains in August from long exposure to copper, aluminum, zinc and palladium. The Partnership ultimately ended the quarter with net losses as gains obtained in September from sugar, soybean oil, German electricity and gas oil were outweighed by losses from the shorting of crude oil, soybeans and cocoa and continued long exposure to copper and gold. Despite sustaining moderate losses attributable to its November positions, the Partnership’s commodity trading in October and December produced some of the largest gains for the Partnership with shorts in natural gas and long positions in metals contributing the most to profits.

Currency trading posted net losses for the Partnership in 2017. During the first quarter, losses sustained from the Partnership’s long exposure to the U.S. dollar in March offset the Partnership’s earlier gains in February achieved by long exposure to the currencies of Brazil, South Africa, India and Turkey. Losses from currency trading continued in the second quarter with long positions in South African rand, South Korean won, the Brazilian real and the Canadian dollar each detracting from performance. In contrast, currency trading started off the third quarter with a sharp reversal in profitability. In July, long exposure to the Brazilian real and the Australian dollar against the U.S. dollar generated notable returns, and the Partnership’s bearish stance towards the U.S. dollar continued to contribute to the Partnership’s positive August performance. Trading in the currency markets proved difficult in September, however, as losses sustained from long exposure to the Indian rupee versus the U.S. dollar and the British pound against the Australian dollar outpaced gains achieved during the month. Currency trading ended the year on a mixed note. In October, the Partnership’s currency positions created the greatest drag on performance, and although November trading produced modest gains, year-end weakness in the U.S. dollar led to losses for the Partnership on most positions held short against it.

In contrast to the fixed-income, commodities and currency sectors, the credit markets produced mostly positive, modest returns for the Partnership throughout 2017. Starting off in January with flat performance, credit trading generated consistently positive performance for the subsequent five months, and the Partnership’s credit default swap positions in European indices served as one of the largest contributors to performance during this period. Although generating small losses in August, the profitable run in the credit and interest rate markets largely continued during the third quarter with the Partnership’s short positions in Canadian bankers’ acceptances and long positioning in European crossover and U.S. investment-grade credit proving particularly profitable. Consistent with the performance achieved in the first part of the year, the Partnership ended its credit trading for the year on a positive note. In October, a tightening of credit spreads benefitted the Partnership’s long credit positions across the board, and despite overall flat trading in November, the Partnership’s exposure to the CDX 5-year investment grade and European indices resulted in positive December performance.

2016

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2017. During 2017, the Partnership’s average quarter-end capitalization was $122,803,155.

Fiscal Year 2017
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$2,199,807	1.79%	$2,367,669	$1,925,866
Bonds	$2,132,233	1.74%	$2,330,173	$1,923,371
Credit	$3,534,460	2.88%	$4,182,959	$3,052,264
Currencies	$6,828,092	5.56%	$7,963,672	$5,467,841
Energies	$1,970,551	1.60%	$2,377,799	$1,373,218
Interest rates	$3,891,038	3.17%	$4,311,091	$3,613,409
Metals	$2,374,905	1.93%	$2,690,684	$2,110,184
Stock indices	$9,034,966	7.36%	$10,415,899	$8,336,492
Total	$31,966,053	26.03%	$36,639,946	$27,802,645

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2017.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2017, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2017, the Partnership’s primary currency exposures were in the U.S. dollar versus the South African Rand, Japanese Yen, Swiss Franc, South Korean Won and Norwegian Krone. The primary exposure in the currency crosses were in the Australian Dollar versus Canadian Japanese Yen and Euro versus Polish Zloty.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2017, the Partnership’s primary exposures were in the Korean Kospi, Russell 2000 Index, FTSE China A50 Index, Hang Seng, and the NASDAQ 100 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Portfolio used for the Partnership trades precious and base metals. As of December 31, 2017, the Partnership’s primary metals market exposures were in copper, palladium, aluminum, zinc, silver and gold.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, sugar, corn, soybeans, and lean hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2017.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2017, the main exposures were in natural gas, crude oil and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2017.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Euro. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals and agriculturals. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are listed following this report as Exhibit 13.1 and are incorporated by reference into this Item 8.

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2017 and 2016. This information has not been audited.

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Interest income*	277,998	236,432	204,812	135,691
Net Realized and Unrealized Gains (Losses)*	10,364,815	6,614,967	(14,202)	1,240,130
Expenses**	(1,534,362)	(1,533,986)	(1,645,395)	(1,750,581)
Net Income (Loss)	9,108,451	5,317,413	(1,454,785)	(374,760)
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	254.14	138.94	(35.59)	(8.99)
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	286.85	155.27	(29.91)	(0.62)
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	246.53	136.67	(36.17)	(9.14)
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	285.10	156.28	(29.94)	(0.86)

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Interest income*	86,648	81,802	64,711	60,601
Net Realized and Unrealized Gains (Losses)*	(1,985,868)	(5,189,421)	(11,922,695)	11,808,874
Expenses**	(1,934,914)	(1,993,520)	(2,090,749)	(2,237,742)
Net Income (Loss)	(3,834,134)	(7,101,139)	(13,948,733)	9,631,733
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(83.27)	(151.12)	(285.12)	189.30
Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(83.49)	(153.10)	(368.02)	220.74
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(83.80)	(152.33)	(281.98)	193.51
Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	(78.48)	(154.84)	(297.17)	220.75

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the Partnership’s Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2017, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president and principal executive officer of the General Partner and Mr. Colin Bettison is the principal financial officer of the General Partner. Their biographies are set forth below.

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

Colin Bettison, currently Man Group’s Head of Operations for Man America’s, based in New York. Colin is responsible for the oversight of all operations areas for Man’s business lines in the America’s. Prior to his relocation the US in April 2015, Colin was responsible for the Middle Office Accounting groups within Man for the Single Manager areas of the business, also overseeing the Risk and Portfolio Analysis, and Client and Performance Reporting teams. Prior to joining GLG (acquired by Man in 2010) in 2007, Colin worked for Merrill Lynch in their Credit Capital Markets area as a Product Accountant for the Credit Derivatives desk, and prior to that Colin trained as a Chartered Accountant with Tenon Group in London. Colin holds a BA (Hons) in Mathematical Sciences from the University of Oxford.

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

(i)    Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Colin Bettison, the principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Bettison is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2017, the General Partner’s interest in the Partnership was valued at $642,973 which constituted 0.53% of total partners’ capital.

As of December 31, 2017, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

(d)    Changes in Control

There are no arrangements known to the Partnership or General Partner the operation of which would result in a change in control of the Partnership; provided, however, that pursuant to the Limited Partnership Agreement, the General Partner may admit additional or substitute general partners and may withdraw as general partner of the Partnership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $3,788,193 for the year ended December 31, 2017. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2017. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $1,272,301 in servicing fees for the year ended December 31, 2017. The General Partner’s interest in the Partnership earned net income of $61,323 for the year ended December 31, 2017.

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

Item 14. Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2017 and 2016 were approximately $266,000 and $193,000, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2017 and 2016.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2017 and 2016 were approximately $150,000 and $136,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

Signature	Title with General Partner	Date

/s/ Eric Burl Eric Burl	President, Principal Executive Officer	March 29, 2018

/s/ Colin Bettison Colin Bettison	Principal Financial Officer	March 29, 2018

(Being the President, principal executive officer, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.
General Partner of Registrant
March 29, 2018

By	/s/ Eric Burl
Eric Burl
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2017 and 2016, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2012.

Grand Cayman, Cayman Islands

March 29, 2018

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified I L.P.

We have audited the accompanying statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2015 of Man AHL Diversified I L.P. (the “Partnership”). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Man-AHL Diversified I L.P., the changes in its partners’ capital and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 28, 2016

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2017		December 31, 2016
Assets
Investment in Man-AHL Diversified Trading Company L.P.	$120,339,022		$140,358,050
Due from Man-AHL Diversified Trading Company L.P.	1,757,251		2,676,638

Total assets	$122,096,273		$143,034,688

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	$1,757,251		$2,676,638
Management fees payable	297,472		349,465
Servicing fees payable	99,732		117,065
Accrued expenses and other liabilities	343,721		485,036

Total liabilities	2,498,176		3,628,204

Partners’ Capital:
General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2017 and December 31, 2016)	642,973		581,650
Limited Partners - Class A Series 1 (22,062.82 and 29,256.07 units outstanding at December 31, 2017 and December 31, 2016, respectively)	76,114,706		91,304,564
Limited Partners - Class A Series 2 (2,109.38 and 2,363.37 units outstanding at December 31, 2017 and December 31, 2016, respectively)	8,121,018		8,128,525
Limited Partners - Class B Series 1 (10,018.37 and 12,577.22 units outstanding at December 31, 2017 and December 31, 2016, respectively)	34,560,968		39,250,209
Limited Partners - Class B Series 2 (41.15 units outstanding at December 31, 2017 and December 31, 2016)	158,432		141,536

Total partners’ capital	119,598,097		139,406,484

Total liabilities and partners’ capital	$122,096,273		$143,034,688

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,449.91		$3,120.88

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,849.96		$3,439.38

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,449.76		$3,120.74

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,850.01	*	$3,439.44	*

*	Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net investment loss allocated from Man-AHL Diversified Trading Company L.P.:
Interest income	$854,933	$293,762	$149,041
Other income	-	-	60,145
Brokerage commissions	(486,447)	(652,371)	(880,423)
Interest expense	(128,721)	(31,702)	(58,742)
Administration fees	(87,720)	(110,410)	(205,475)
Professional fees	(109,329)	(203,421)	-
Shareholder expenses	(157,307)	(216,572)	-
Other expenses	(53,242)	(130,274)	(190,949)

Net investment loss allocated from Man-AHL Diversified Trading Company L.P.	(167,833)	(1,050,988)	(1,126,403)

Partnership expenses:
Management fees	3,796,264	4,734,252	5,952,076
Servicing fees	1,272,301	1,588,234	2,000,360
Administration fees	(8,071)	10,000	112,821
Professional fees	165,142	380,499	255,005
Other expenses	215,922	199,190	154,733

Total partnership expenses	5,441,558	6,912,175	8,474,995

Net investment loss	(5,609,391)	(7,963,163)	(9,601,398)

Realized and unrealized gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	19,070,049	(10,667,334)	22,507,796
Net change in unrealized trading gains (losses) on securities	(34,746)	-	-
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(829,593)	3,378,224	(15,643,529)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	18,205,710	(7,289,110)	6,864,267

Net income (loss)	$12,596,319	$(15,252,273)	$(2,737,131)

Net income (loss) per unit of partnership interest (based on weighted average units outstanding during the period)
Class A Series 1	$315.48	$(331.06)	$(44.88)

Class A Series 2	$396.34	$(219.86)	$(12.04)

Class B Series 1	$305.71	$(319.17)	$(71.60)

Class B Series 2	$410.60	$(309.74)	$(21.95)

Weighted average number of units outstanding during the year
Class A Series 1	26,217.39	31,038.25	37,824.49

Class A Series 2	2,258.32	3,298.83	4,987.32

Class B Series 1	11,164.94	13,280.64	13,664.08

Class B Series 2	41.15	41.15	56.59

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2017, 2016 and 2015

	CLASS A SERIES 1				CLASS A SERIES 2		CLASS B SERIES 1		CLASS B SERIES 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital
January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Subscriptions	812,575	257	-	-	505,600	145	1,021,844	316	-	-	2,340,019	718
Redemptions	(24,212,282)	(7,450)	-	-	(1,408,173)	(399)	(9,124,270)	(2,875)	-	-	(34,744,725)	(10,724)
Net income (loss)	8,209,849	-	61,323	-	895,066	-	3,413,185	-	16,896	-	12,596,319	-

Partners’ capital
December 31, 2017	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Partners’ capital
January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

Subscriptions	10,108,254	2,834	-	-	149,999	41	2,910,750	860	-	-	13,169,003	3,735
Redemptions	(15,745,724)	(4,685)	-	-	(9,770,937)	(2,606)	(6,095,019)	(1,832)	-	-	(31,611,680)	(9,123)
Net income (loss)	(10,215,102)	-	(60,372)	-	(725,265)	-	(4,238,788)	-	(12,746)	-	(15,252,273)	-

Partners’ capital
December 31, 2016	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Partners’ capital
January 1, 2015	$135,431,809	38,626	$653,467	186	$19,279,996	5,116	$46,416,540	13,238	$242,852	64	$202,024,664	57,230
Subscriptions	11,603,946	3,224	-	-	50,000	13	5,213,516	1,442	-	-	16,867,462	4,679
Redemptions	(38,192,640)	(10,743)	-	-	(795,215)	(201)	(3,978,378)	(1,131)	(87,328)	(23)	(43,053,561)	(12,098)
Net income (loss)	(1,685,979)	-	(11,445)	-	(60,053)	-	(978,412)	-	(1,242)	-	(2,737,131)	-

Partners’ capital
December 31, 2015	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$ 12,596,319	$(15,252,273)	$(2,737,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(25,001)	(3,851,406)	(12,818,605)
Sales of investments in Man-AHL Diversified Trading Company L.P.	39,001,293	35,653,414	40,615,394
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(18,037,877)	8,340,098	(5,737,864)
Changes in assets and liabilities:
Management fees payable	(51,993)	(583,528)	437,111
Servicing fees payable	(17,333)	(196,903)	147,304
Accrued expenses and other liabilities	(141,315)	246,788	(68,213)

Net cash provided by operating activities	33,324,093	24,356,190	19,837,996

Cash flows from financing activities:
Proceeds from subscriptions	2,340,019	13,169,003	16,069,802
Payments on redemptions	(35,664,112)	(37,525,193)	(36,705,458)

Net cash used in financing activities	(33,324,093)	(24,356,190)	(20,635,656)

Net increase (decrease) in cash	-	-	(797,660)
Cash - Beginning of year	-	-	797,660

Cash - end of year	$-	$-	$-

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

Man Investments Limited, a United Kingdom private limited company that is part of Man Group plc, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements

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

At December 31, 2017 and December 31, 2016, the Partnership owned 8,100.69 and 10,888.73 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2017 and December 31, 2016 was 84.65% and 84.47%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2017 and December 31, 2016, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2017, 2016 and 2015, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. For all classes of units, MII serves as the placement agent for the Partnership.

Revenue recognition – Income and expense are recognized on an accrual basis in the period in which they are incurred.

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

Cash – Cash balances are held with The Bank of New York Mellon.

Net Income (Loss) Per Unit – Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Income Taxes – The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2017, 2016 and 2015. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2014.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2017, 2016 and 2015.

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

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements

5.    Financial highlights

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2017, 2016 and 2015:

	Class A Series 1 2017	Class A Series 2 2017	Class B Series 1 2017	Class B Series 2 2017	Class A Series 1 2016	Class A Series 2 2016	Class B Series 1 2016	Class B Series 2 2016	Class A Series 1 2015	Class A Series 2 2015	Class B Series 1 2015	Class B Series 2 2015
Per unit operating performance:
Beginning net asset value	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17	$3,506.22	$3,768.41	$3,506.23	$3,768.48

Income (loss) from investment operations:
Net investment loss	(144.58)	(113.75)	(144.12)	(112.78)	(169.16)	(150.02)	(169.45)	(138.25)	(175.47)	(138.39)	(174.13)	(140.34)
Net realized and change in unrealized gains (losses) on trading activities	473.61	524.33	473.14	523.35	(154.76)	(159.71)	(154.63)	(171.48)	114.05	119.09	112.72	121.03

Total income (loss) from investment operations	329.03	410.58	329.02	410.57	(323.92)	(309.73)	(324.08)	(309.73)	(61.42)	(19.30)	(61.41)	(19.31)

Ending net asset value	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17

Ratios to average partners’ capital:[1]
Expenses other than incentive fees	5.17%	3.84%	5.16%	3.80%	5.21%	4.22%	5.21%	3.93%	5.01%	3.68%	4.97%	3.73%

Total expenses	5.17%	3.84%	5.16%	3.80%	5.21%	4.22%	5.21%	3.93%	5.01%	3.68%	4.97%	3.73%

Net investment loss	(4.50)%	(3.19)%	(4.48)%	(3.15)%	(5.03)%	(4.01)%	(5.03)%	(3.75)%	(4.90)%	(3.58)%	(4.87)%	(3.62)%

Total return:
Total return before incentive fees	10.54%	11.94%	10.54%	11.94%	(9.40)%	(8.26)%	(9.41)%	(8.26)%	(1.75)%	(0.51)%	(1.75)%	(0.51)%

Total return after incentive fees	10.54%	11.94%	10.54%	11.94%	(9.40)%	(8.26)%	(9.41)%	(8.26)%	(1.75)%	(0.51)%	(1.75)%	(0.51)%

[1]	Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.    Subsequent events

For the period subsequent to December 31, 2017, through March 29, 2018, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $1,502,649 and limited partner redemptions of $904,052.

The General Partner has evaluated the impact of subsequent events on the Partnership through March 29, 2018, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2012.

Grand Cayman, Cayman Islands

March 29, 2018

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners of Man-AHL Diversified Trading Company L.P.

We have audited the accompanying statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2015 of Man AHL Diversified Trading Company L.P. (the “Partnership”). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Man-AHL Diversified Trading Company L.P., the changes in its partners’ capital and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 28, 2016

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2017	December 31, 2016
Assets
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,927,195	$3,733,386
Net unrealized trading gains on open forward contracts	1,028,297	635,588
Net unrealized trading gains on open swap agreements	2,164,890	2,102,257
Net premiums paid on credit default swap agreements	6,666,561	5,790,286
Due from brokers	23,463,754	24,635,642

Total equity in trading accounts	37,250,697	36,897,159
Cash and cash equivalents	12,210,925	133,374,222
Investment in securities, at fair value (cost $96,800,132)	96,771,597	-
Interest receivable	-	3,223

Total assets	$146,233,219	$170,274,604

Liabilities and partners’ capital
Liabilities:
Net unrealized trading losses on open futures contracts	$567,400	$-
Net unrealized trading losses on open forward contracts	1,426,756	388,283
Net unrealized trading losses on open swap agreements	141,503	-
Net premiums received on credit default swap agreements	-	141,078
Redemptions payable to Man-AHL Diversified I L.P.	1,757,251	2,676,638
Redemptions payable to Man-AHL Diversified II L.P.	-	435,066
Accrued expenses and other liabilities	184,276	462,686

Total liabilities	4,077,186	4,103,751

Partners’ capital:
Limited Partners (9,569.32 and 12,891.24 units outstanding at December 31, 2017 and December 31, 2016, respectively)	142,156,033	166,170,853

Total partners’ capital	142,156,033	166,170,853

Total liabilities and partners’ capital	$146,233,219	$170,274,604

Net asset value per outstanding unit of partnership interest	$14,855.39	$12,890.21

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Condensed schedules of investments

	December 31, 2017		December 31, 2016
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
Futures contracts - long:
Agricultural	$246,650	0.2	$129,603	0.1
Currencies	5,704	0.0	214,721	0.1
Energy	1,641,226	1.1	1,287,020	0.8
Indices	777,725	0.5	1,117,827	0.7
Interest Rates	(915,992)	(0.6)	567,212	0.3
Metals	952,711	0.7	(291,080)	(0.2)

Total futures contracts - long	2,708,024	1.9	3,025,303	1.8

Futures contracts - short:
Agricultural	388,264	0.3	598,001	0.4
Currencies	169,938	0.1	-	-
Energy	(644,492)	(0.4)	(259,683)	(0.2)
Indices	501,000	0.4	342,966	0.2
Interest Rates	351,404	0.2	27,499	0.0
Metals	(114,343)	(0.1)	(700)	(0.0)

Total futures contracts - short	651,771	0.5	708,083	0.4

Net unrealized trading gains (losses) on open futures contracts	$3,359,795	2.4	$3,733,386	2.2

Forward contracts - long:
Australian dollars	$1,385,148	1.0	$(1,002,614)	(0.6)
British pounds	409,383	0.3	(213,606)	(0.1)
Euro	2,441,416	1.6	(136,458)	(0.1)
Gold bullion	1,144,021	0.8	(365,867)	(0.2)
Japanese yen	33,884	0.0	(88,811)	(0.1)
New Zealand dollars	232,858	0.2	(315,148)	(0.2)
Other	5,792,564	4.1	317,330	0.2

Total forward contracts - long	11,439,274	8.0	(1,805,174)	(1.1)

Forward contracts - short:
Australian dollars	(1,913,354)	(1.3)	720,097	0.4
British pounds	(430,360)	(0.3)	877,623	0.5
Euro	(2,726,627)	(1.9)	291,205	0.2
Gold bullion	(355,657)	(0.3)	(248,010)	(0.1)
Japanese yen	4,540	0.0	659,730	0.4
New Zealand dollars	(582,307)	(0.4)	186,498	0.1
Other	(5,833,968)	(4.1)	(434,664)	(0.2)

Total forward contracts - short	(11,837,733)	(8.3)	2,052,479	1.3

Net unrealized trading gains (losses) on open forward contracts	$(398,459)	(0.3)	$247,305	0.2

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Condensed schedules of investments (continued)

	December 31, 2017			December 31, 2016
	Principal Expiration	Fair Value	Percent of Partners’ Capital	Principal Expiration	Fair Value	Percent of Partners’ Capital
Swap agreements - long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $141,078, as of December 31, 2017 and December 31, 2016, respectively)		$-	-		$(3,004)	0.0
Interest Rate Swap
Brazilian real (range of expirations: January 2, 2018 - January 4, 2021)		16,802,781	11.8		-	-
Other interest rate swaps		(526,575)	(0.4)		-	-

Total long interest rate swaps		16,276,206	11.4		-	-

Interest rate swaps		16,276,206	11.4		503,701	0.3

Total swap agreements - long		16,276,206	11.4		500,697	0.3

Swap agreements - short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $6,666,561 and $5,790,286, as of December 31, 2017 and December 31, 2016, respectively)		353,010	0.2		381,714	0.2
Interest Rate Swap
Brazilian real (range of expirations: January 2, 2018 - January 4, 2021)		(14,884,893)	(10.4)		-	-
Other interest rate swaps		279,064	0.2		-	-

Total short interest rate swaps		(14,605,829)	(10.2)		-	-

Interest rate swaps		(14,605,829)	(10.2)		1,219,846	0.8

Total swap agreements - short		(14,252,819)	(10.0)		1,601,560	1.0

Net unrealized trading gains/(losses) on open swap agreements		$2,023,387	1.4		$2,102,257	1.3

Net unrealized trading gains/(losses) on open contracts/agreements		$4,984,723	3.5		$6,082,948	3.7

U.S. Government securities - long:
United States Treasury Bill 0 03/29/18	35,000,000	$34,886,317	24.6	-	$-	-
United States Treasury Bill 0 01/11/18	15,000,000	14,995,766	10.5	-	-	-
United States Treasury Bill 0 01/25/18	12,000,000	11,990,673	8.4	-
United States Treasury Bill 0 02/08/18	15,000,000	14,981,378	10.5	-	-	-
United States Treasury Bill 0 04/19/18	20,000,000	19,917,463	14.1	-	-	-

Total U.S. government securities - long		96,771,597	68.1		-	-

Total investment in securities (cost $96,800,132)		$96,771,597	68.1		$-	-

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net investment income:
Interest income	$1,012,437	$342,604	$175,706
Other income	-	-	72,665

Total investment income	$1,012,437	$342,604	$248,371

Expenses
Brokerage commissions	576,325	758,136	1,035,050
Interest expense - brokers	152,360	37,005	81,396
Administration fees	104,746	128,427	244,257
Professional fees	129,294	238,550	168,194
Shareholder expenses	186,767	252,000	-
Other expenses	63,217	151,501	38,239

Total expenses	1,212,709	1,565,619	1,567,136

Net investment income (loss)	(200,272)	(1,223,015)	(1,318,765)

Net realized and unrealized gains (losses) on trading activities:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	22,715,979	(12,667,289)	26,163,513
Net change in unrealized gains (losses) on translation of foreign currency	144,427	(238,109)	(1,377,844)
Net change in unrealized trading gains (losses) on investments in securities	(41,089)	-	-
Net change in unrealized trading gains (losses) on open contracts/agreements	(1,098,225)	4,119,026	(16,845,602)

Net gain (loss) on trading activities	21,721,092	(8,786,372)	7,940,067

Net income (loss)	$21,520,820	$(10,009,387)	$6,621,302

Net income (loss) per unit of partnership interest (based on weighted average units outstanding during the period)	$1,869.01	$(712.65)	$375.85

Weighted average number of units outstanding during the period	11,514.57	14,045.25	17,610.22

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2017, 2016 and 2015

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ capital - January 1, 2017	$166,170,853	12,891	$-	-	$166,170,853	12,891

Subscriptions	1,129,003	86	-	-	1,129,003	86
Redemptions	(46,664,643)	(3,408)	-	-	(46,664,643)	(3,408)
Net income	21,520,820	-	-	-	21,520,820	-

Partners’ capital - December 31, 2017	$142,156,033	9,569	$-	-	$142,156,033	9,569

Partners’ capital - January 1, 2016	$199,706,130	14,669	$-	-	$199,706,130	14,669

Subscriptions	10,014,827	700	-	-	10,014,827	700
Redemptions	(33,540,717)	(2,478)	-	-	(33,540,717)	(2,478)
Net income	(10,009,387)	-	-	-	(10,009,387)	-

Partners’ capital - December 31, 2016	$166,170,853	12,891	$-	-	$166,170,853	12,891

Partners’ capital - January 1, 2015	$236,996,474	17,854			$236,996,474	17,854

Subscriptions	17,088,499	1,240	-	-	17,088,499	1,240
Redemptions	(61,000,145)	(4,425)	-	-	(61,000,145)	(4,425)
Net income	6,621,302	-	-	-	6,621,302	-

Partners’ capital - December 31, 2015	$199,706,130	14,669	$-	-	$199,706,130	14,669

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$21,520,820	$(10,009,387)	$6,621,302

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(96,498,814)	-	-
Amortization of premium/discount on securities	(301,318)	-	-
Net change in unrealized trading (gains) losses on investments in securities	28,535	-	-
Net change in unrealized trading (gains) losses on open contracts/agreements	1,098,225	(4,119,026)	16,845,602
Changes in assets and liabilities:
Due from brokers	1,171,888	1,116,641	(2,699,429)
Interest receivable	3,223	(3,223)	5,240
Net premiums paid on credit default swap agreements	(876,275)	(5,030,490)	1,776,481
Net premiums received on credit default swap agreements	(141,078)	(571,367)	712,445
Accrued expenses and other liabilities	(278,410)	111,412	141,770

Net cash provided by operating activities	(74,273,204)	(18,505,440)	23,403,411

Cash flows from financing activities:
Proceeds from subscriptions	1,129,003	10,014,827	17,088,499
Payments on redemptions	(48,019,096)	(39,019,164)	(56,625,383)

Net cash used in financing activities	(46,890,093)	(29,004,337)	(39,536,884)

Net increase (decrease) in cash and cash equivalents	(121,163,297)	(47,509,777)	(16,133,473)
Cash and cash equivalents - beginning of year	133,374,222	180,883,999	197,017,472

Cash and cash equivalents - end of year	$12,210,925	$133,374,222	$180,883,999

Supplemental disclosure of cash activity:
Cash paid for interest during the period	$152,360	$37,005	$81,396

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

Man Investments Limited, a United Kingdom private limited company that is part of Man Group plc, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $15,096,344 and $10,218,471 as of December 31, 2017 and December 31, 2016, respectively.

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

Derivative Contracts – In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of net premiums paid or received on the Statement of Financial Condition. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2017 and 2016, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2017, the Trading Company held foreign cash balances of $913,663 with a cost of $882,132, which are included in cash and cash equivalents. As of December 31, 2017, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of December 31, 2016, the Trading Company held $129,973,413 of U.S. Treasury Bills in cash and cash equivalents with The Bank of New York Mellon. These U.S. Treasury Bills, with a maturity date from January 5, 2017 to February 9, 2017, had a total face value of $130,000,000. As of December 31, 2017 and December 31, 2016, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities – Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2017, the Trading Company holds $96,771,597 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to April 19, 2018, have a total face value of $97,000,000. As of December 31, 2016, the Trading Company does not hold any U.S. Treasury Bills in securities. As of December 31, 2017 and 2016, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes – The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2017,

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

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

Other Income – Other income included in the Statement of Operations includes the reversal of amounts previously accrued in conjunction with the bankruptcy of MF Global.

3.    Limited partnership agreement

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2017, 2016 and 2015.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2017, 2016 and 2015.

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

The inputs used to determine the fair value of the Trading Company’s investments are summarized in the three broad levels listed below:

•	Level 1 – quoted prices in active markets for identical assets or liabilities

•	Level 2 – investments with significant market observable inputs

•	Level 3 – investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2017 and December 31, 2016, the Trading Company did not have any positions categorized as Level 3

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2017 and December 31, 2016, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,771,597	$-	$96,771,597	$-
Futures contracts	6,454,345	6,454,345	-	-
Forward contracts	13,555,941	-	13,555,941	-
Swap agreements	17,747,044	-	17,747,044	-

Total Assets	134,528,927	6,454,345	128,074,582	-

Liabilities
Futures contracts	(3,094,550)	(3,094,550)	-	-
Forward contracts	(13,954,400)	-	(13,954,400)	-
Swap agreements	(15,723,657)	-	(15,723,657)	-

Total Liabilities	(32,772,607)	(3,094,550)	(29,678,057)	-

Net Fair Value	$101,756,320	$3,359,795	$98,396,525	$-

	Fair Value Measurements
Investments	As of December 31, 2016	Level 1	Level 2	Level 3
Assets
Treasury bills	$129,973,413	$-	$129,973,413	$-
Futures contracts	5,373,906	5,373,906	-	-
Forward contracts	7,145,362	-	7,145,362	-
Swap agreements	14,783,501	-	14,783,501	-

Total Assets	157,276,182	5,373,906	151,902,276	-

Liabilities
Futures contracts	(1,640,520)	(1,640,520)	-	-
Forward contracts	(6,898,057)	-	(6,898,057)	-
Swap agreements	(12,681,244)	-	(12,681,244)	-

Total Liabilities	(21,219,821)	(1,640,520)	(19,579,301)	-

Net Fair Value	$136,056,361	$3,733,386	$132,322,975	$-

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2017 or 2016 based on the levels assigned at December 31, 2016 or 2015.

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

As of December 31, 2017 and December 31, 2016, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2017		December 31, 2016
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$279,179	$125,000,000	$(50,571)	$190,000,000
101-250	12,677	15,000,000	-	-
251-350	61,154	15,000,000	77,040	20,000,000
351-450	-	-	355,245	20,000,000

Total	$353,010	$155,000,000	$381,714	$230,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2017 and December 31, 2016, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 45 basis points and 307 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2016 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 354 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of December 31, 2017 the Trading Company posted cash collateral of $2,363,611, and as of December 31, 2016, the Trading Company posted cash collateral of $4,222,865, with respective counterparties on these agreements in the normal course of business. As of December 31, 2017, all open credit default swap agreements on selling protection have a maturity date of December 20, 2022. As of December 31, 2016, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021.

During the year ended December 31, 2017, the Trading Company traded 212,964 exchange-traded futures contracts and settled 230,011 forward contracts and 2,993 swap agreements. During the year ended December 31, 2016, the Trading Company traded 240,356 exchange-traded futures contracts and settled 184,645 forward contracts and 6,000 swap agreements. As of December 31, 2017, the notional value of open forward contracts is $27,859,813,117 and the notional value of open swap contracts is $(62,244,409). As of December 31, 2016, the notional value of open forward contracts was $5,991,672,832 and the notional value of open swap contracts was $281,557,063. The trading activity of open forward and swap contracts as of December 31, 2017 and 2016 is indicative of the trading activity throughout the year.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2017 and December 31, 2016, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2017 and December 31, 2016, may differ from the net liability amounts recorded as of December 31, 2017 and December 31, 2016, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of December 31, 2017 and December 31, 2016, all credit default swaps held by the Trading Company are centrally cleared swaps.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	December 31, 2017
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$12,393,988		$(13,580,811)
Metals		1,161,953		(373,589)

Total open forward contracts		13,555,941		(13,954,400)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,079,942		(445,028)
Currencies		175,642		-
Energy		1,791,645		(794,911)
Indices		1,897,861		(619,136)
Interest rates		556,544		(1,121,132)
Metals		952,711		(114,343)

Total open futures contracts		6,454,345		(3,094,550)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		353,010		-
Interest rates		17,394,034		(15,723,657)

Total open swap agreements		17,747,044		(15,723,657)

Total Derivatives		$37,757,330		$(32,772,607)

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	December 31, 2016
Primary Risk Exposure	Asset Derivatives		Liability Derivatives
	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$7,016,119		$(6,154,937)
Metals		129,243		(743,120)

Total open forward contracts		7,145,362		(6,898,057)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,036,853		(309,249)
Currencies		214,721		-
Energy		1,310,609		(283,272)
Indices		1,979,650		(518,857)
Interest rates		832,073		(237,362)
Metals		-		(291,780)

Total open futures contracts		5,373,906		(1,640,520)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		447,344		(68,634)
Interest rates		14,336,157		(12,612,610)

Total open swap agreements		14,783,501		(12,681,244)

Total Derivatives		$27,302,769		$(21,219,821)

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2017	2016	2015
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(6,038,820)	$(7,682,696)	$5,112,659
Metals	(1,122,487)	(1,723,034)	1,370,243

Net realized trading gains (losses) on closed contracts/agreements	$(7,161,307)	$(9,405,730)	$6,482,902

Currencies	$(2,048,005)	$571,382	$(1,803,743)
Metals	1,402,241	(114,363)	(394,292)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(645,764)	$457,019	$(2,198,035)

Futures contracts
Agricultural	$(2,805,247)	$(4,208,540)	$(2,712,508)
Currencies	179,685	289,037	3,126,210
Energy	(4,010,937)	(4,860,614)	12,599,917
Indices	32,129,119	(1,070,733)	(1,752,107)
Interest rates	(6,071,798)	4,774,557	5,510,536
Metals	1,925,792	(1,102,265)	1,839,699

Net realized trading gains (losses) on closed contracts/agreements	$21,346,614	$(6,178,558)	$18,611,746

Agricultural	$(92,690)	$(192,834)	$(1,259,826)
Currencies	(39,079)	(603,453)	(765,323)
Energy	(30,603)	632,469	(2,596,640)
Indices	(182,068)	5,257,383	(750,032)
Interest rates	(1,159,299)	(2,942,687)	(5,149,364)
Metals	1,130,148	(166,388)	(1,940,105)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(373,591)	$1,984,490	$(12,461,290)

Swap agreements
Credit default swaps	$6,271,937	$758,438	$(4,799,444)
Interest rate swaps	921,954	1,994,365	4,399,348

Net realized trading gains (losses) on closed contracts/agreements	$7,193,891	$2,752,803	$(400,096)

Credit default swaps	$(25,700)	$694,392	$713,513
Interest rate swaps	(53,170)	983,125	(2,899,790)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(78,870)	$1,677,517	$(2,186,277)

Amounts in the table above exclude foreign exchange spot contracts.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2017 and December 31, 2016, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$3,668,590	$(1,137,489)	$2,531,101	$-	$-	$2,531,101
Credit Suisse	889,714	(889,714)	-	-	-	-
JPMorgan Chase	1,896,041	(499,947)	1,396,094	-	-	1,396,094

Total open futures contracts	$6,454,345	$(2,527,150)	$3,927,195	$-	$-	$3,927,195

Open forward contracts
Credit Suisse	$225,674	$-	$225,674	$-	$-	$225,674
Deutsche Bank	2,249,000	(2,240,185)	8,815	-	-	8,815
HSBC	5,729,854	(5,729,854)	-	-	-	-
JPMorgan Chase	810,816	(17,008)	793,808	-	-	793,808
Royal Bank of Scotland	4,540,597	(4,540,597)	-	-	-	-

Total open forward contracts	$13,555,941	$(12,527,644)	$1,028,297	$-	$-	$1,028,297

Open swap agreements
Credit Suisse	$188,671	$-	$188,671	$-	$-	$188,671
Deutsche Bank	390,326	(390,326)	-	-	-	-
JPMorgan Chase	17,168,047	(15,191,828)	1,976,219	-	-	1,976,219

Total open swap agreements	$17,747,044	$(15,582,154)	$2,164,890	$-	$-	$2,164,890

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$1,640,845	$(823,702)	$817,143	$-	$-	$817,143
Credit Suisse	1,937,980	(253,173)	1,684,807	-	-	1,684,807
JPMorgan Chase	1,795,081	(563,645)	1,231,436	-	-	1,231,436

Total open futures contracts	$5,373,906	$(1,640,520)	$3,733,386	$-	$-	$3,733,386

Open forward contracts
Credit Suisse	$73,231	$(73,231)	$-	$-	$-	$-
Deutsche Bank	1,377,527	(1,377,527)	-	-	-	-
HSBC	3,974,040	(3,357,800)	616,240	-	-	616,240
Royal Bank of Scotland	1,720,564	(1,701,216)	19,348	-	-	19,348

Total open forward contracts	$7,145,362	$(6,509,774)	$635,588	$-	$-	$635,588

Open swap agreements
Credit Suisse	$77,040	$(68,634)	$8,406	$-	$-	$8,406
Deutsche Bank	6,927,799	(6,769,441)	158,358	-	-	158,358
JPMorgan Chase	7,778,662	(5,843,169)	1,935,493	-	-	1,935,493

Total open swap agreements	$14,783,501	$(12,681,244)	$2,102,257	$-	$-	$2,102,257

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,137,489	$(1,137,489)	$-	$-	$-	$-
Credit Suisse	1,457,114	(889,714)	567,400	-	567,400	-
JPMorgan Chase	499,947	(499,947)	-	-	-	-

Total open futures contracts	$3,094,550	$(2,527,150)	$567,400	$-	$567,400	$-

Open forward contracts
Deutsche Bank	$2,240,185	$(2,240,185)	$-	$-	$-	$-
HSBC	6,353,770	(5,729,854)	623,916	-	623,916	-
JPMorgan Chase	17,008	(17,008)	-	-	-	-
Royal Bank of Scotland	5,343,437	(4,540,597)	802,840	-	802,840	-

Total open forward contracts	$13,954,400	$(12,527,644)	$1,426,756	$-	$1,426,756	$-

Open swap agreements
Deutsche Bank	$531,829	$(390,326)	$141,503	$-	$141,503	$-
JPMorgan Chase	15,191,828	(15,191,828)	-	-	-	-

Total open swap agreements	$15,723,657	$(15,582,154)	$141,503	$-	$141,503	$-

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2016
Open futures contracts
Bank of America Merrill Lynch	$823,702	$(823,702)	$-	$-	$-	$-
Credit Suisse	253,173	(253,173)	-	-	-	-
JPMorgan Chase	563,645	(563,645)	-	-	-	-

Total open futures contracts	$1,640,520	$(1,640,520)	$-	$-	$-	$-

Open forward contracts
Credit Suisse	$240,692	$(73,231)	$167,461	$-	$167,461	$-
Deutsche Bank	1,598,349	(1,377,527)	220,822	-	220,822	-
HSBC	3,357,800	(3,357,800)	-	-	-	-
Royal Bank of Scotland	1,701,216	(1,701,216)	-	-	-	-

Total open forward contracts	$6,898,057	$(6,509,774)	$388,283	$-	$388,283	$-

Open swap agreements
Credit Suisse	$68,634	$(68,634)	$-	$-	$-	$-
Deutsche Bank	6,769,441	(6,769,441)	-	-	-	-
JPMorgan Chase	5,843,169	(5,843,169)	-	-	-	-

Total open swap agreements	$12,681,244	$(12,681,244)	$-	$-	$-	$-

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of December 31, 2017
Open futures contracts
Credit Suisse	$4,030,135
Open forward contracts
HSBC	$3,680,215
RBS	$2,127,882
Open swap agreements
Deutsche Bank	$3,122,453
As of December 31, 2016
Open forward contracts
Credit Suisse	$6,760,180
Deutsche Bank	$3,070,008

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

7.    Financial highlights

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Per unit operating performance:
Beginning net asset value	$12,890.21	$13,614.40	$13,274.32
Income (loss) from investment operations:
Net investment gain (loss)	(17.61)	(87.92)	(75.72)
Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	1,982.79	(636.27)	415.80

Total income (loss) from investment operations	1,965.18	(724.19)	340.08

Ending net asset value	$14,855.39	$12,890.21	$13,614.40

Ratios to average partners’ capital:
Expenses	0.79%	0.83%	0.65%

Net investment gain (loss)	(0.13)%	(0.65)%	(0.55)%

Total return	15.25%	(5.32)%	2.56%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    Subsequent events

For the period subsequent to December 31, 2017 through March 29, 2018, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,902,648, and limited partner redemptions of $904,052.

The General Partner has evaluated the impact of subsequent events on the Trading Company through March 29, 2018, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.