Form 10-Q
period 2018-03-31
MAN AHL DIVERSIFIED I LP
filed 2018-05-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At March 31, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended March 31, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018
	(Unaudited)		December 31, 2017
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$115,125,070		$120,339,022
Due from Man-AHL Diversified Trading Company L.P.	903,463		1,757,251

Total assets	$116,028,533		$122,096,273

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$903,463		$1,757,251
Management fees payable	282,409		297,472
Servicing fees payable	94,683		99,732
Accrued expenses and other liabilities	429,326		343,721

Total liabilities	1,709,881		2,498,176

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2018 and December 31, 2017)	616,120		642,973
Limited Partners - Class A Series 1 (21,976.49 and 22,062.82 units outstanding at March 31, 2018 and December 31, 2017, respectively)	72,650,449		76,114,706
Limited Partners - Class A Series 2 (2,093.16 and 2,109.38 units outstanding at March 31, 2018 and December 31, 2017, respectively)	7,746,236		8,121,018
Limited Partners - Class B Series 1 (10,029.26 and 10,018.37 units outstanding at March 31, 2018 and December 31, 2017, respectively)	33,153,555		34,560,968
Limited Partners - Class B Series 2 (41.15 units outstanding at March 31, 2018 and December 31, 2017)	152,292		158,432

Total partners’ capital	114,318,652		119,598,097

Total liabilities and partners’ capital	$116,028,533		$122,096,273

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,305.83		$3,449.91

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,700.74		$3,849.96

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,305.68		$3,449.76

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,700.80	*	$3,850.01	*

*	Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
NET INVESTMENT GAIN (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$337,902	$135,691
Brokerage commissions	(76,607)	(128,525)
Interest expense	(55,316)	(26,500)
Administration fees	(18,357)	(24,001)
Professional fees	(39,285)	(32,759)
Shareholder expenses	(48,724)	(53,260)
Other expenses	(21,188)	(16,387)

Net investment gain (loss) allocated from Man-AHL Diversified Trading Company L.P.	78,425	(145,741)

PARTNERSHIP EXPENSES:
Management fees	882,550	1,015,798
Servicing fees	295,912	340,350
Professional fees	55,616	71,251
Other expenses	47,858	41,750

Total partnership expenses	1,281,936	1,469,149

Net investment loss	(1,203,511)	(1,614,890)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(4,621,258)	5,507,575
Net change in unrealized trading gains (losses) on securities	11,512	—
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	838,678	(4,267,445)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(3,771,068)	1,240,130

NET INCOME (LOSS)	$(4,974,579)	$(374,760)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(143.70)	$(8.99)

CLASS A Series 2	$(149.56)	$(0.62)

CLASS B Series 1	$(143.87)	$(9.14)

CLASS B Series 2	$(149.22)	$(0.85)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	22,329.11	28,873.63

CLASS A Series 2	2,103.61	2,384.31

CLASS B Series 1	10,044.51	12,435.13

CLASS B Series 2	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Subscriptions	941,549	273	—	—	—	—	561,100	162	—	—	1,502,649	435
Redemptions	(1,223,983)	(360)	—	—	(60,167)	(16)	(523,365)	(151)	—	—	(1,807,515)	(527)
Net income (loss)	(3,181,823)	—	(26,853)	—	(314,615)	—	(1,445,148)	—	(6,140)	—	(4,974,579)	—

PARTNERS’ CAPITAL March 31, 2018	$72,650,449	21,976	$616,120	186	$7,746,236	2,093	$33,153,555	10,029	$152,292	41	$114,318,652	34,325

PARTNERS’ CAPITAL January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Subscriptions	199,998	63	—	—	258,903	75	338,005	109	—	—	796,906	247
Redemptions	(4,934,335)	(1,569)	—	—	(562,604)	(163)	(2,656,474)	(848)	—	—	(8,153,413)	(2,580)
Net income (loss)	(257,625)	—	(1,964)	—	(1,475)	—	(113,661)	—	(35)	—	(374,760)	—

PARTNERS’ CAPITAL March 31, 2017	$86,312,602	27,750	$579,686	186	$7,823,349	2,275	$36,818,079	11,838	$141,501	41	$131,675,217	42,090

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,974,579)	$(374,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(406,157)	(25,001)
Sales of investments in Man-AHL Diversified Trading Company L.P.	2,781,254	9,065,762
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	3,692,643	(1,094,389)
Changes in assets and liabilities:
Management fees payable	(15,063)	(20,051)
Servicing fees payable	(5,049)	(6,684)
Accrued expenses and other liabilities	85,605	72,774

Net cash provided by operating activities	1,158,654	7,617,651

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,502,649	796,906
Payments on redemptions	(2,661,303)	(8,414,557)

Net cash used in financing activities	(1,158,654)	(7,617,651)

NET INCREASE (DECREASE) IN CASH	—	—

CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2018, and the results of its operations for the three month periods ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the Partnership owned 7,999.03 and 8,100.69 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2018 and December 31, 2017 was 84.33% and 84.65%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2018 and December 31, 2017, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three month periods ended March 31, 2018 and 2017, no incentive fees were earned by the Advisor.

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

Cash — Cash balances are held with The Bank of New York Mellon.

Net Income (Loss) Per Unit — Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2018 and 2017. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2018 and 2017.

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

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44

Income (loss) from investment operations:
Net investment loss	(35.42)	(27.44)	(35.37)	(27.41)	(37.61)	(30.67)	(37.76)	(30.13)
Net realized and unrealized gains (losses) on trading activities	(108.66)	(121.78)	(108.71)	(121.80)	27.07	29.82	27.22	29.27

Total income (loss) from investment operations	(144.08)	(149.22)	(144.08)	(149.21)	(10.54)	(0.85)	(10.54)	(0.86)

Ending net asset value	$3,305.83	$3,700.74	$3,305.68	$3,700.80	$3,110.34	$3,438.53	$3,110.20	$3,438.58

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.23%	3.97%	5.23%	3.95%	5.21%	3.95%	5.23%	3.87%

Total expenses	5.23%	3.97%	5.23%	3.95%	5.21%	3.95%	5.23%	3.87%

Net investment loss	(4.11)%	(2.85)%	(4.10)%	(2.84)%	(4.81)%	(3.55)%	(4.83)%	(3.49)%

Total return[2]:
Total return before incentive fees	(4.18)%	(3.88)%	(4.18)%	(3.88)%	(0.34)%	(0.03)%	(0.34)%	(0.03)%

Total return after incentive fees	(4.18)%	(3.88)%	(4.18)%	(3.88)%	(0.34)%	(0.03)%	(0.34)%	(0.03)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2018, through May 14, 2018, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $1,259,341 and limited partner redemptions of $1,193,774.

The General Partner has evaluated the impact of subsequent events on the Partnership through May 14, 2018, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended March 31, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018
	(Unaudited)	December 31, 2017
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,310,904	$3,927,195
Net unrealized trading gains on open forward contracts	965,818	1,028,297
Net unrealized trading gains on open swap agreements	3,674,095	2,164,890
Net premiums paid on credit default swap agreements	2,249,939	6,666,561
Due from brokers	15,065,844	23,463,754

Total equity in trading accounts	24,266,600	37,250,697
Cash and cash equivalents	45,266,760	12,210,925
Investment in securities, at fair value (cost $104,570,625)	104,555,713	96,771,597

Total assets	$174,089,073	$146,233,219

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$—	$567,400
Net unrealized trading losses on open forward contracts	795,427	1,426,756
Net unrealized trading losses on open swap agreements	58,546	141,503
Net premiums received on credit default swap agreements	797,628	—
Due to brokers	34,734,397	—
Redemptions payable to Man-AHL Diversified I L.P.	903,463	1,757,251
Accrued expenses and other liabilities	285,397	184,276

Total liabilities	37,574,858	4,077,186

PARTNERS’ CAPITAL:
Limited Partners (9,485.18 and 9,569.32 units outstanding at March 31, 2018 and December 31, 2017, respectively)	136,514,215	142,156,033

Total partners’ capital	136,514,215	142,156,033

Total liabilities and partners’ capital	$174,089,073	$146,233,219

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,392.37	$14,855.39

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2018 (Unaudited)		December 31, 2017
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:
Agricultural	$75,994	0.1	$246,650	0.2
Currencies	(630)	(0.0)	5,704	0.0
Energy	931,262	0.7	1,641,226	1.1
Indices	(470,262)	(0.3)	777,725	0.5
Interest Rates	1,586,985	1.1	(915,992)	(0.6)
Metals	(8,465)	0.0	952,711	0.7

Total futures contracts - long	2,114,884	1.6	2,708,024	1.9

FUTURES CONTRACTS - Short:
Agricultural	658,896	0.5	388,264	0.3
Currencies	(11,356)	(0.0)	169,938	0.1
Energy	(128,620)	(0.1)	(644,492)	(0.4)
Indices	22,615	0.0	501,000	0.4
Interest Rates	(369,455)	(0.3)	351,404	0.2
Metals	23,940	0.0	(114,343)	(0.1)

Total futures contracts - short	196,020	0.1	651,771	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$2,310,904	1.7	$3,359,795	2.4

FORWARD CONTRACTS - Long:
Australian dollar	(396,080)	(0.3)	490,862	0.3
Brazilian real	(293,479)	(0.2)	(468,386)	(0.3)
Mexican peso	1,208,377	0.9	(509,969)	(0.4)
Turkish lira	(304,180)	(0.2)	198,925	0.1
Metal	(139,567)	(0.1)	125,439	0.1
New Zealand dollar	(160,619)	(0.1)	181,692	0.1
South African rand	600,888	0.4	1,992,314	1.4
South Korean won	110,567	0.1	479,610	0.3
U.K. pound	(214,087)	(0.2)	137,576	0.1
Other	(305,452)	(0.2)	2,376,938	1.8

Total long forward contracts vs USD	106,368	0.1	5,005,001	3.5

FORWARD CONTRACTS - Short:
Australian dollar	537,691	0.4	(773,960)	(0.5)
Brazilian real	65,385	—	160,014	0.1
Mexican peso	(834,538)	(0.6)	400,436	0.3
Turkish lira	114,677	0.1	(384,092)	(0.3)
Metal	14,858	—	(356,556)	(0.3)
New Zealand dollar	48,475	—	(496,735)	(0.3)
South African rand	(38,506)	—	(1,289,987)	(0.9)
South Korean won	(47,833)	—	(173,019)	(0.1)
U.K. pound	(58,781)	—	(197,920)	(0.1)
Other	333,620	0.2	(3,305,001)	(2.4)

Total short forward contracts vs USD	135,048	0.1	(6,416,820)	(4.5)

Forward contracts - Cross currencies	(17,404)	—	(6,121)	—
Forward contracts - Metal non USD	(53,621)	(0.1)	1,019,481	0.7

	(71,025)	(0.1)	1,013,360	0.7

Total forward contracts	170,391	0.1	(398,459)	(0.3)

SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $797,628 and $nil, as of March 31, 2018 and December 31, 2017, respectively)	$(50,527)	(0.0)	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 2,2019 - January 4,2021 and January 2,2018 - January 4,2021 as of March 31, 2018 and December 31, 2017, respectively)	19,763,866	14.5	16,802,781	11.8
Other interest rate swaps	458,095	0.3	(526,575)	(0.4)

Total swap agreements - long	20,171,434	14.8	16,276,206	11.4

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2018 (Unaudited)		December 31, 2017
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value	Capital	Fair Value	Capital
SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $2,249,939 and $6,666,561, as of March 31, 2018 and December 31, 2017, respectively)		50,080	0.0	353,010	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 2,2019 - January 4,2021 and January 2,2018 - January 4,2021 as of March 31, 2018 and December 31, 2017, respectively)		(16,261,037)	(11.9)	(14,884,893)	(10.4)
Other interest rate swaps		(344,928)	(0.3)	279,064	0.0

Total swap agreements - short		(16,555,885)	(12.2)	(14,252,819)	(10.2)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$3,615,549	2.6	$2,023,387	1.2

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$6,096,844	4.5	$4,984,723	3.3
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0 03/29/18	35,000,000	$—	—	$34,886,317	24.6
United States Treasury Bill 0 01/11/18	15,000,000	—	—	14,995,766	10.5
United States Treasury Bill 0 01/25/18	12,000,000	—	—	11,990,673	8.4
United States Treasury Bill 0 02/08/18	15,000,000	—	—	14,981,378	10.5
United States Treasury Bill 0 04/19/18	20,000,000	—	—	19,917,463	14.1
United States Treasury Bill 0 05/24/18	5,000,000	4,988,227	3.7	—	—
United States Treasury Bill 0 06/21/18	12,000,000	11,955,331	8.8	—	—
United States Treasury Bill 0 07/19/18	10,000,000	9,947,796	7.3	—	—
United States Treasury Bill 0 04/19/18	20,000,000	19,984,558	14.6	—	—
United States Treasury Bill 0 05/03/18	15,000,000	14,979,267	11.0	—	—
United States Treasury Bill 0 06/28/18	8,000,000	7,967,518	5.8	—	—
United States Treasury Bill 0 08/30/18	35,000,000	34,733,016	25.4	—	—

Total U.S. government securities - long		104,555,713	76.6	96,771,597	68.1

TOTAL INVESTMENT IN SECURITIES (COST $104,570,625)		$104,555,713	76.6	$96,771,597	68.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
NET INVESTMENT INCOME:
Interest income	$399,877	$160,474

Total investment income	399,877	160,474

EXPENSES
Brokerage commissions	90,650	151,968
Interest expense - brokers	65,464	31,354
Administration fees	21,724	28,391
Professional fees	46,487	38,750
Shareholder expenses	57,656	63,000
Other expenses	25,078	19,389

Total expenses	307,059	332,852

Net investment income (loss)	92,818	(172,378)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(5,429,637)	6,451,778
Net change in unrealized gains (losses) on translation of foreign currency	(180,127)	337,421
Net change in unrealized trading gains (losses) on investments in securities	13,623	—
Net change in unrealized trading gains (losses) on open contracts/agreements	1,112,121	(5,284,016)

Net gain (loss) on trading activities	(4,484,020)	1,505,183

NET INCOME (LOSS)	$(4,391,202)	$1,332,805

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(458.60)	$104.01

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	9,575.14	12,813.66

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$—	—	$142,156,033	9,569

Subscriptions	806,157	54	—	—	806,157	54
Redemptions	(2,056,773)	(138)	—	—	(2,056,773)	(138)
Net income (loss)	(4,391,202)	—	—	—	(4,391,202)	—

PARTNERS’ CAPITAL - March 31, 2018	$136,514,215	9,485	$—	—	$136,514,215	9,485

PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$—	—	$166,170,853	12,891

Subscriptions	25,001	2	—	—	25,001	2
Redemptions	(11,094,577)	(843)	—	—	(11,094,577)	(843)
Net income (loss)	1,332,805	—	—	—	1,332,805	—

PARTNERS’ CAPITAL - March 31, 2017	$156,434,082	12,050	$—	—	$156,434,082	12,050

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,391,202)	$1,332,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(84,449,282)	—
Amortization of premium/discount on securities	(321,211)	—
Sales of investments in securities	77,000,000	—
Net change in unrealized trading (gains) losses on investments in securities	(13,623)	—
Net change in unrealized trading (gains) losses on open contracts/agreements	(1,112,121)	5,284,016
Changes in assets and liabilities:
Due from brokers	8,397,910	(7,825,963)
Interest receivable	—	(21,777)
Net premiums paid on credit default swap agreements	4,416,622	290,862
Net premiums received on credit default swap agreements	797,628	(141,078)
Due to brokers	34,734,397	1,561,500
Accrued expenses and other liabilities	101,121	(117,883)

Net cash provided by operating activities	35,160,239	362,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	806,157	25,001
Payments on redemptions	(2,910,561)	(11,790,787)

Net cash used in financing activities	(2,104,404)	(11,765,786)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,055,835	(11,403,304)

CASH AND CASH EQUIVALENTS - Beginning of period	12,210,925	133,374,222

CASH AND CASH EQUIVALENTS - End of period	$45,266,760	$121,970,918

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$65,464	$31,354

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2018, and the results of its operations for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

Man Investments Holdings Limited, a United Kingdom private limited company that is part of Man Group plc, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $10,868,118 and $15,096,344 as of March 31, 2018 and December 31, 2017, respectively.

Due to Brokers — Due to brokers consists of balances due to The Bank of New York Melon relating to securities the Trading Company has purchased but have not yet settled.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2018 and December 31, 2017, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2018, the Trading Company held foreign cash balances of $442,326 with a cost of $426,388, which are included in cash and cash equivalents. As of December 31, 2017, the Trading Company held foreign cash balances of $913,663 with a cost of $882,132, which are included in cash and cash equivalents. As of March 31, 2018 and December 31, 2017, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of March 31, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2018, the Trading Company holds $104,555,713 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from April 19, 2018 to August 30, 2018, have a total face value of $105,000,000. As of December 31, 2017, the Trading Company holds $96,771,597 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to April 19, 2018, have a total face value of $97,000,000. As of March 31, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2018 and 2017. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2017 and December 31, 2017.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2018 and 2017.

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

The inputs used to determine the fair value of the Trading Company’s investments are summarized in the three broad levels listed below:

•	Level 1 — quoted prices in active markets for identical assets or liabilities

•	Level 2 — investments with significant market observable inputs

•	Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2018 and December 31, 2017, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2018 and December 31, 2017, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
	As of
Investments	March 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$104,555,713	$—	$104,555,713	$—
Futures contracts	3,930,439	3,930,439	—	—
Forward contracts	5,845,640	—	5,845,640	—
Swap agreements	21,059,065	—	21,059,065	—

Total Assets	135,390,857	3,930,439	131,460,418	—

Liabilities
Futures contracts	(1,619,535)	(1,619,535)	—	—
Forward contracts	(5,675,249)	—	(5,675,249)	—
Swap agreements	(17,443,516)	—	(17,443,516)	—

Total Liabilities	(24,738,300)	(1,619,535)	(23,118,765)	—

Net Fair Value	$110,652,557	$2,310,904	$108,341,653	$—

	Fair Value Measurements
	As of
Investments	December 31, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,771,597	$—	$96,771,597	$—
Futures contracts	6,454,345	6,454,345	—	—
Forward contracts	13,555,941	—	13,555,941	—
Swap agreements	17,747,044	—	17,747,044	—

Total Assets	134,528,927	6,454,345	128,074,582	—

Liabilities
Futures contracts	(3,094,550)	(3,094,550)	—	—
Forward contracts	(13,954,400)	—	(13,954,400)	—
Swap agreements	(15,723,657)	—	(15,723,657)	—

Total Liabilities	(32,772,607)	(3,094,550)	(29,678,057)	—

Net Fair Value	$101,756,320	$3,359,795	$98,396,525	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2018 or 2017 based on the levels assigned at December 31, 2017 or 2016.

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

As of March 31, 2018 and December 31, 2017, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2018		December 31, 2017
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$279,179	$125,000,000
101-250	—	—	12,677	15,000,000
251-350	—	—	61,154	15,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$—	$—	$353,010	$155,000,000

	March 31, 2018		December 31, 2017
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(10,034)	$35,000,000	$—	$—
101-250	—	—	—	—
251-350	60,960	10,000,000	—	—
351-450	(846)	5,000,000	—	—
450+	—	—	—	—

Total	$50,080	$50,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2018 and December 31, 2017, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2018 of each credit default swap where the Trading Company is a seller, ranged between 60 basis points and 361 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 45 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of March 31, 2018 the Trading Company posted cash collateral of $7,308,780, and as of December 31, 2017, the Trading Company posted cash collateral of $2,363,611, with respective counterparties on these agreements in the normal course of business. As of March 31, 2018, all open credit default swap agreements on selling protection have a maturity date of June 20, 2023. As of December 31, 2017, all open credit default swap agreements on selling protection have a maturity date of December 20, 2022.

During the three months ended March 31, 2018, the Trading Company traded 37,871 exchange-traded futures contracts and settled 57,240 forward contracts and 815 swap agreements. During the three months ended March 31, 2017, the Trading Company traded 54,631 exchange-traded futures contracts and settled 63,136 forward contracts and 1,409 swap agreements. As of March 31, 2018, the notional value of open forward contracts is $23,504,630,581 and the notional value of open swap contracts is $131,694,939. As of March 31, 2017, the notional value of open forward contracts was $30,020,221,023 and the notional value of open swap contracts was $70,310,667. The trading activity of open forward and swap contracts as of March 31, 2018 and 2017 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2018 and December 31, 2017, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2018 and December 31, 2017, may differ from the net liability amounts recorded as of March 31, 2018 and December 31, 2017, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2018 and December 31, 2017, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	March 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$5,741,435		$(5,392,714)
Metals		104,205		(282,535)

Total open forward contracts		5,845,640		(5,675,249)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		821,656		(86,766)
Currencies		1,150		(13,136)
Energy		1,014,315		(211,673)
Indices		179,461		(627,108)
Interest rates		1,878,992		(661,462)
Metals		34,865		(19,390)

Total open futures contracts		3,930,439		(1,619,535)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		68,274		(68,721)
Interest rates		20,990,791		(17,374,795)

Total open swap agreements		21,059,065		(17,443,516)

Total Derivatives		$30,835,144		$(24,738,300)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$12,393,988		$(13,580,811)
Metals		1,161,953		(373,589)

Total open forward contracts		13,555,941		(13,954,400)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,079,942		(445,028)
Currencies		175,642		—
Energy		1,791,645		(794,911)
Indices		1,897,861		(619,136)
Interest rates		556,544		(1,121,132)
Metals		952,711		(114,343)

Total open futures contracts		6,454,345		(3,094,550)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		353,010		—
Interest rates		17,394,034		(15,723,657)

Total open swap agreements		17,747,044		(15,723,657)

Total Derivatives		$37,757,330		$(32,772,607)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2018	2017
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(2,216,758)	$1,951,782
Metals	(169,497)	(1,369,495)

Net realized trading gains (losses) on closed contracts/agreements	$(2,386,255)	$582,287

Currencies	$1,535,544	$(4,245,257)
Metals	(966,694)	842,075

Net change in unrealized trading gains (losses) on open contracts/agreements	$568,850	$(3,403,182)

Futures contracts
Agricultural	$(995,014)	$(1,041,524)
Currencies	460,006	(55,412)
Energy	(1,766,134)	(3,195,025)
Indices	(798,860)	10,814,035
Interest rates	1,712,337	(3,227,308)
Metals	(772,556)	239,820

Net realized trading gains (losses) on closed contracts/agreements	$(2,160,221)	$3,534,586

Agricultural	$99,976	$35,107
Currencies	(187,628)	(229,840)
Energy	(194,092)	(1,694,929)
Indices	(1,726,372)	571,934
Interest rates	1,782,118	(754,303)
Metals	(822,893)	404,978

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,048,891)	$(1,667,053)

Swap agreements
Credit default swaps	$(222,788)	$1,646,301
Interest rate swaps	(1,008,958)	150,860

Net realized trading gains (losses) on closed contracts/agreements	$(1,231,746)	$1,797,161

Credit default swaps	$(353,457)	$(52,125)
Interest rate swaps	1,945,619	(161,656)

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,592,162	$(213,781)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2018 and December 31, 2017, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount		the Statements of Financial
		Offset in the	Net Amounts of	Condition
	Gross Amounts	Statements of	Assets presented in		Cash
	of Recognized	Financial	the Statements of	Financial	Collateral
	Assets	Condition	Financial Condition	Instruments	Received	Net Amount
As of March 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$1,577,732	$(630,622)	$947,110	$—	$—	$947,110
Credit Suisse	1,438,141	(104,761)	1,333,380	—	—	1,333,380
JPMorgan Chase	914,566	(884,152)	30,414	—	—	30,414

Total open futures contracts	$3,930,439	$(1,619,535)	$2,310,904	$—	$—	$2,310,904

Open forward contracts
Credit Suisse	$899	$(899)	$—	$—	$—	$—
Deutsche Bank	587,724	(587,724)	—	—	—	—
HSBC	1,945,369	(1,945,369)	—	—	—	—
JPMorgan Chase	88,444	(88,444)	—	—	—	—
Royal Bank of Scotland	3,223,204	(2,257,386)	965,818	—	—	965,818

Total open forward contracts	$5,845,640	$(4,879,822)	$965,818	$—	$—	$965,818

Open swap agreements
Credit Suisse	$68,273	$(21,021)	$47,252	$—	$—	$47,252
Deutsche Bank	741,956	(741,956)	—	—	—	—
JPMorgan Chase	20,248,836	(16,621,993)	3,626,843	—	—	3,626,843

Total open swap agreements	$21,059,065	$(17,384,970)	$3,674,095	$—	$—	$3,674,095

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$3,668,590	$(1,137,489)	$2,531,101	$—	$—	$2,531,101
Credit Suisse	889,714	(889,714)	—	—	—	—
JPMorgan Chase	1,896,041	(499,947)	1,396,094	—	—	1,396,094

Total open futures contracts	$6,454,345	$(2,527,150)	$3,927,195	$—	$—	$3,927,195

Open forward contracts
Credit Suisse	$225,674	$—	$225,674	$—	$—	$225,674
Deutsche Bank	2,249,000	(2,240,185)	8,815	—	—	8,815
HSBC	5,729,854	(5,729,854)	—	—	—	—
JPMorgan Chase	810,816	(17,008)	793,808	—	—	793,808
Royal Bank of Scotland	4,540,597	(4,540,597)	—	—	—	—

Total open forward contracts	$13,555,941	$(12,527,644)	$1,028,297	$—	$—	$1,028,297

Open swap agreements
Credit Suisse	$188,671	$—	$188,671	$—	$—	$188,671
Deutsche Bank	390,326	(390,326)	—	—	—	—
JPMorgan Chase	17,168,047	(15,191,828)	1,976,219	—	—	1,976,219

Total open swap agreements	$17,747,044	$(15,582,154)	$2,164,890	$—	$—	$2,164,890

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount		the Statements of Financial
		Offset in the	Net Amounts of	Condition
	Gross Amounts	Statements of	Liabilities Presented		Cash
	of Recognized	Financial	in the Statements of	Financial	Collateral
	Liabilities	Condition	Financial Condition	Instruments	Pledged	Net Amount
As of March 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$630,622	$(630,622)	$—	$—	$—	$—
Credit Suisse	104,761	(104,761)	—	—	—	—
JPMorgan Chase	884,152	(884,152)	—	—	—	—

Total open futures contracts	$1,619,535	$(1,619,535)	$—	$—	$—	$—

Open forward contracts
Credit Suisse	$11,358	$(899)	$10,459	$—	$10,459	$—
Deutsche Bank	718,845	(587,724)	131,121	—	131,121	—
HSBC	2,556,055	(1,945,369)	610,686	—	610,686	—
JPMorgan Chase	131,605	(88,444)	43,161	—	43,161	—
Royal Bank of Scotland	2,257,386	(2,257,386)	—	—	—	—

Total open forward contracts	$5,675,249	$(4,879,822)	$795,427	$—	$795,427	$—

Open swap agreements
Credit Suisse	$21,021	$(21,021)	$—	$—	$—	$—
Deutsche Bank	800,502	(741,956)	58,546	—	58,546	—
JPMorgan Chase	16,621,993	(16,621,993)	—	—	—	—

Total open swap agreements	$17,443,516	$(17,384,970)	$58,546	$—	$58,546	$—

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,137,489	$(1,137,489)	$—	$—	$—	$—
Credit Suisse	1,457,114	(889,714)	567,400	—	567,400	—
JPMorgan Chase	499,947	(499,947)	—	—	—	—

Total open futures contracts	$3,094,550	$(2,527,150)	$567,400	$—	$567,400	$—

Open forward contracts
Deutsche Bank	$2,240,185	$(2,240,185)	$—	$—	$—	$—
HSBC	6,353,770	(5,729,854)	623,916	—	623,916	—
JPMorgan Chase	17,008	(17,008)	—	—	—	—
Royal Bank of Scotland	5,343,437	(4,540,597)	802,840	—	802,840	—

Total open forward contracts	$13,954,400	$(12,527,644)	$1,426,756	$—	$1,426,756	$—

Open swap agreements
Deutsche Bank	$531,829	$(390,326)	$141,503	$—	$141,503	$—
JPMorgan Chase	15,191,828	(15,191,828)	—	—	—	—

Total open swap agreements	$15,723,657	$(15,582,154)	$141,503	$—	$141,503	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2018
Open forward contracts
Credit Suisse	$1,916,243
Deutsche Bank	$3,353,027
HSBC	$2,261,484
JPMorgan Chase	$2,483,392

As of December 31, 2017
Open futures contracts
Credit Suisse	$4,030,135

Open forward contracts
HSBC	$3,680,215
RBS	$2,127,882
Open swap agreements
Deutsche Bank	$3,122,453

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Per unit operating performance:
Beginning net asset value	$14,855.39	$12,890.21
Income (loss) from investment operations:
Net investment gain (loss)	9.73	(13.65)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(472.75)	105.57

Total income (loss) from investment operations	(463.02)	91.92

Ending net asset value	$14,392.37	$12,982.13

Ratios to average partners’ capital[1]:
Expenses	0.86%	0.81%

Net investment gain (loss)	0.26%	(0.42)%

Total return[2]	(3.12)%	0.71%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2018 through May 14, 2018, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,489,341, and limited partner redemptions of $1,193,774.

The General Partner has evaluated the impact of subsequent events on the Trading Company through May 14, 2018, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 29, 2018.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2018. The Partnership’s capitalization was $114,318,652 as of March 31, 2018. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

	Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,481,845	1.30%
Bonds	$2,338,575	2.05%
Credit	$811,377	0.71%
Currencies	$5,476,820	4.79%
Energy	$1,392,446	1.22%
Interest rates	$3,054,227	2.67%
Metals	$930,014	0.81%
Stock indices	$2,467,092	2.16%
Total*	$17,952,396	15.70%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2018:

31-Mar-18
Ending Equity	$114,318,652

Three months ended March 31, 2018:

Net assets decreased $5,279,445 for the three months ended March 31, 2018. This decrease was attributable to subscriptions in the amount of $1,502,649, redemptions in the amount of $1,807,515 and a net loss from operations of $4,974,579.

Management Fees of $882,550 and servicing fees of $295,912 were paid or accrued, and interest of $337,902 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2018.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2018 were $362,951.

The Partnership began the year on a strong footing with profits achieved in the equities, currencies, fixed-income and credit sectors significantly outdistancing losses sustained in the commodities markets. The Partnership’s long equity index positioning was particularly profitable with exposure to the Nasdaq 100 and H-Shares indices producing the largest gains during the month. In the currency sector, the Partnership’s long exposure to the currencies of several emerging market economies outpaced losses generated from the Partnership’s exposure to the Swiss Franc and Mexican Peso. Although long exposure to German bunds hurt the Partnership’s performance with respect to its fixed-income trading, gains accrued on short positions in Eurodollar and U.S. 10-year treasuries, and fixed-income trading overall reached positive performance territory for the month. The Partnership’s credit positions also contributed to the Partnership’s net profits as exposure to most credit indices, notably in the investment-grade space, generated gains. Commodity trading, however, weighed on performance as losses from U.S. natural gas and copper positions outweighed gains achieved from the trading of other energies such as crude oil.

The Partnership’s positive run at the start of the quarter abruptly reversed course in February as the equity markets witnessed deep and sharp trend reversals particularly in the equities and credit markets. Besides fixed-income trading which produced mild gains during the month, the Partnership sustained losses in each asset class. Equity trading served as the month’s loss leader as the Partnership’s long positioning was battered by falling equity markets including the largest one-day points loss in the Dow Jones Industrial Average and the S&P 500 falling by 4.1% on February 5th. The Partnership’s long exposure to credit indices also suffered losses on account of widening credit spreads. With respect to the commodity sector, energies and metals trading generated losses while the Partnership’s agricultural positions produced more balanced returns. Loss leaders in this sector included long exposure to crude oil and related products as well as copper, gold and aluminum. Although some positive gains were achieved through short positioning of Swedish Krona against the Euro, trading in the currency markets also resulted in losses for the Partnership. The Partnership’s shorting of the U.S. Dollar against the currencies of India and Brazil was particularly unprofitable. Fixed-income trading served as the month’s silver lining with the continued upward direction of interest rates and bond yields benefitting the Partnership’s short exposure to U.S. 10-year treasuries and Eurodollar contracts. Short positions in Canadian and Japanese government bonds otherwise produced partially offsetting losses.

Although the Partnership received continued positive returns from its fixed-income trading and additional gains from its commodities positioning, March trading overall resulted in modest losses. Fixed-income trading continued to lead Partnership performance which benefitted most from its long positions in European 10-year bonds. Short positions in U.S. treasuries and U.K. 10-year gilts created partially offsetting losses. Credit positioning was more mixed and resulted in modest losses for the Partnership as reversals in spreads in the U.S. and European markets made this sector a difficult trading environment for the Partnership. Despite posting overall positive returns, commodities trading was also mixed during the month. Gains in this sector were largely attributable to long energy positioning in crude oil and heating oil and short agricultural positioning in sugar and wheat, while long positions in metals such as palladium and zinc served as a drag on performance. In contrast, currency trading produced net losses in March as U.S. dollar shorts against the Brazilian Real and the Partnership’s exposure to British Pounds produced losses. Equity trading produced the largest losses during the month with long positioning in the Russell 2000 and NASDAQ futures indices, long exposure to the European consumer services sector and shorting of utilities each weighing on Partnership performance.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2018. As of March 31, 2018, the

Partnership’s average capitalization was $ 114,318,652.

Quarter-Ended March 31, 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,481,845	1.30%	$1,481,845	$1,481,845
Bonds	$2,338,575	2.05%	$2,338,575	$2,338,575
Credit	$811,377	0.71%	$811,377	$811,377
Currencies	$5,476,820	4.79%	$5,476,820	$5,476,820
Energies	$1,392,446	1.22%	$1,392,446	$1,392,446
Interest rates	$3,054,227	2.67%	$3,054,227	$3,054,227
Metals	$930,014	0.81%	$930,014	$930,014
Stock indices	$2,467,092	2.16%	$2,467,092	$2,467,092
Total*	$17,952,396	15.70%	$17,952,396	$17,952,396

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2018. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2018.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2018, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S., Germany, Italy, Australia, Canada and the U.K. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2018, the Partnership’s primary currency exposures were in the U.S. dollar versus the Mexican Peso, South African Rand, Brazilian Real, UK Sterling and Japanese Yen. The primary exposure in the currency crosses were in the Euro versus Norwegian Krone and Euro versus Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2018, the Partnership’s primary exposures were in the Russell 2000 Index, NASDAQ 100 Index, MSCI Emerging Market Index and the Euro Stoxx Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2018, the Partnership’s primary metals market exposures were in gold, nickel, copper, aluminium and silver.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soyabeans, cocoa, sugar, wheat and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2018.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2018, the main exposures were in natural gas, crude oil and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2018.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses, subject to margin requirements. OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This will further increase the dealers’ costs, which costs may be passed through to other market participants in the form of higher fees and less favorable dealer marks. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Partnership may not be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Partnership is subject to such requirements. Taken together, these regulatory developments have increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

The CFTC also requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. The Securities and Exchange Commission (the “SEC”) is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2018, February 2018 and March 2018, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $258,150, $224,999 and $458,400, respectively. On the first business day of January 2018, February 2018 and March 2018, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2018, February 2018 and March 2018, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $210,000 and $351,100, respectively. On the first business day of January 2018, February 2018 and March 2018, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2018:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2018	$298,943	$0	$201,767	$0
February 2018	$245,964	$60,167	$97,212	$0
March 2018	$679,076	$0	$224,386	$0
TOTAL	$1,223,983	$60,167	$523,365	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2018.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl

President and Principal Executive Officer

By:	/s/ Colin Bettison

As Co-Principal Financial Officer