Form 10-Q
period 2018-06-30
MAN AHL DIVERSIFIED I LP
filed 2018-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At June 30, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended June 30, 2018 and 2017 (unaudited) and for the six month periods ended June 30, 2018 and 2017 (unaudited)
(c)	For the six month periods ended June 30, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (Unaudited)		December 31, 2017
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$111,126,283		$120,339,022
Due from Man-AHL Diversified Trading Company L.P.	2,422,966		1,757,251

Total assets	$113,549,249		$122,096,273

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,422,966		$1,757,251
Management fees payable	276,425		297,472
Servicing fees payable	92,686		99,732
Accrued expenses and other liabilities	361,846		343,721

Total liabilities	3,153,923		2,498,176

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2018 and December 31, 2017)	613,001		642,973
Limited Partners - Class A Series 1 (21,188.84 and 22,062.82 units outstanding at June 30, 2018 and December 31, 2017, respectively)	69,692,029		76,114,706
Limited Partners - Class A Series 2 (2,081.44 and 2,109.38 units outstanding at June 30, 2018 and December 31, 2017, respectively)	7,687,952		8,121,018
Limited Partners - Class B Series 1 (9,805.67 and 10,018.37 units outstanding at June 30, 2018 and December 31, 2017, respectively)	32,250,348		34,560,968
Limited Partners - Class B Series 2 (41.15 units outstanding at June 30, 2018 and December 31, 2017)	151,996		158,432

Total partners’ capital	110,395,326		119,598,097

Total liabilities and partners’ capital	$113,549,249		$122,096,273

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,289.09		$3,449.91

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,693.57		$3,849.96

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,288.95		$3,449.76

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,693.62	*	$3,850.01	*

*	Net asset value per share is rounded to two decimal places

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
NET INVESTMENT GAIN (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$424,476	$204,812	$762,378	$340,503
Brokerage commissions	(78,381)	(128,283)	(154,988)	(256,808)
Interest expense	(74,358)	(24,619)	(129,674)	(51,119)
Administration fees	(16,305)	(93,975)	(34,662)	(117,976)
Professional fees	(34,744)	(10,918)	(74,029)	(43,677)
Shareholder expenses	(39,322)	(53,139)	(88,046)	(106,399)
Other expenses	(22,077)	(22,056)	(43,265)	(38,443)

Net investment gain (loss) allocated from Man-AHL Diversified Trading Company L.P.	159,289	(128,178)	237,714	(273,919)

PARTNERSHIP EXPENSES:
Management fees	831,560	943,906	1,714,110	1,959,704
Servicing fees	278,832	316,284	574,744	656,634
Professional fees	40,349	(32,609)	95,965	38,642
Other expenses	45,786	84,824	93,644	126,574

Total partnership expenses	1,196,527	1,312,405	2,478,463	2,781,554

Net investment loss	(1,037,238)	(1,440,583)	(2,240,749)	(3,055,473)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(703,620)	2,382,373	(5,324,878)	7,889,948
Net change in unrealized trading gains (losses) on securities	24,373	0	35,885
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	1,143,065	(2,396,575)	1,981,743	(6,664,020)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	463,818	(14,202)	(3,307,250)	1,225,928

NET INCOME (LOSS)	$(573,420)	$(1,454,785)	$(5,547,999)	$(1,829,545)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(17.43)	$(35.59)	$(161.89)	$(43.79)

CLASS A Series 2	$(8.15)	$(29.91)	$(157.72)	$(29.75)

CLASS B Series 1	$(16.97)	$(36.17)	$(160.50)	$(44.34)

CLASS B Series 2	$(7.19)	$(29.94)	$(156.40)	$(30.79)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	22,065.35	27,197.05	22,196.50	28,030.71

CLASS A Series 2	2,103.36	2,260.02	2,103.48	2,321.82

CLASS B Series 1	10,097.95	11,559.55	10,071.37	11,994.92

CLASS B Series 2	41.15	41.15	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417
Subscriptions	1,592,053	471	0	0	203,569	55	1,213,941	361	0	0	3,009,563	887
Redemptions	(4,451,374)	(1,345)	0	0	(304,882)	(83)	(1,908,079)	(573)	0	0	(6,664,335)	(2,001)
Net income (loss)	(3,563,356)	0	(29,972)	0	(331,753)	0	(1,616,482)	0	(6,436)	0	(5,547,999)	0

PARTNERS’ CAPITAL June 30, 2018	$69,692,029	21,189	$613,001	186	$7,687,952	2,081	$32,250,348	9,806	$151,996	41	$110,395,326	33,303

PARTNERS’ CAPITAL January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423
Subscriptions	578,898	184	0	0	433,598	125	435,545	140	0	0	1,448,041	449
Redemptions	(10,820,609)	(3,463)	0	0	(876,433)	(253)	(6,134,430)	(1,974)	0	0	(17,831,472)	(5,690)
Net income (loss)	(1,218,589)	0	(8,809)	0	(69,069)	0	(531,811)	0	(1,267)	0	(1,829,545)	0

PARTNERS’ CAPITAL June 30, 2017	$79,844,264	25,977	$572,841	186	$7,616,621	2,235	$33,019,513	10,743	$140,269	41	$121,193,508	39,182

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,547,999)	$(1,829,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(608,934)	(25,001)
Sales of investments in Man-AHL Diversified Trading Company L.P.	6,086,422	19,236,488
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	3,069,536	(952,009)
Changes in assets and liabilities:
Management fees payable	(21,047)	(45,113)
Servicing fees payable	(7,046)	(15,071)
Accrued expenses and other liabilities	18,125	(58,996)

Net cash provided by operating activities	2,989,057	16,310,753

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,009,563	1,448,041
Payments on redemptions	(5,998,620)	(17,758,794)

Net cash used in financing activities	(2,989,057)	(16,310,753)

NET INCREASE (DECREASE) IN CASH	0	0

CASH - Beginning of period	0	0

CASH - End of period	$0	$0

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2018, and the results of its operations for the three and six month periods ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the Partnership owned 7,675.57 and 8,100.69 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2018 and December 31, 2017 was 82.35% and 84.65%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2018 and December 31, 2017, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and six month periods ended June 30, 2018 and 2017, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six month periods ended June 30, 2018 and 2017. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2018 and 2017.

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

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018								For the three months ended June 30, 2017
	Class A		Class A		Class B		Class B		Class A		Class A		Class B		Class B
	Series 1		Series 2		Series 1		Series 2		Series 1		Series 2		Series 1		Series 2
Per unit operating performance:
Beginning net asset value	$3,305.83		$3,700.74		$3,305.68		$3,700.80		$3,110.34		$3,438.53		$3,110.20		$3,438.58

Income (loss) from investment operations:
Net investment loss	(30.95)		(22.99)		(30.95)		(22.96)		(35.79)		(28.54)		(36.12)		(28.46)
Net realized and unrealized gains (losses) on trading activities	14.21		15.82		14.22		15.78		(0.94)		(1.40)		(0.61)		(1.48)

Total income (loss) from investment operations	(16.74)		(7.17)		(16.73)		(7.18)		(36.73)		(29.94)		(36.73)		(29.94)

Ending net asset value	$3,289.09		$3,693.57		$3,288.95		$3,693.62		$3,073.61		$3,408.59		$3,073.47		$3,408.64

Ratios to average partners’ capital[1] :
Expenses other than incentive fees	5.29%		3.99%		5.27%		3.96%		5.26%		3.96%		5.31%		3.95%

Total expenses	5.29%		3.99%		5.27%		3.96%		5.26%		3.96%		5.31%		3.95%

Net investment loss	(3.77	) %	(2.50	) %	(3.77	) %	(2.50	) %	(4.62	) %	(3.32	) %	(4.66	) %	(3.31	) %

Total return[2] :
Total return before incentive fees	(0.51	) %	(0.19	) %	(0.51	) %	(0.19	) %	(1.18	) %	(0.87	) %	(1.18	) %	(0.87	) %

Total return after incentive fees	(0.51	) %	(0.19	) %	(0.51	) %	(0.19	) %	(1.18	) %	(0.87	) %	(1.18	) %	(0.87	) %

	For the six months ended June 30, 2018								For the six months ended June 30, 2017
	Class A		Class A		Class B		Class B		Class A		Class A		Class B		Class B
	Series 1		Series 2		Series 1		Series 2		Series 1		Series 2		Series 1		Series 2
Per unit operating performance:
Beginning net asset value	$3,449.91		$3,849.96		$3,449.76		$3,850.01		$3,120.88		$3,439.38		$3,120.74		$3,439.44

Income (loss) from investment operations:
Net investment loss	(66.44)		(50.41)		(66.31)		(50.38)		(73.50)		(59.14)		(73.94)		(58.59)
Net realized and unrealized gains (losses) on trading activities	(94.38)		(105.98)		(94.50)		(106.01)		26.23		28.35		26.67		27.79

Total income (loss) from investment operations	(160.82)		(156.39)		(160.81)		(156.39)		(47.27)		(30.79)		(47.27)		(30.80)

Ending net asset value	$3,289.09		$3,693.57		$3,288.95		$3,693.62		$3,073.61		$3,408.59		$3,073.47		$3,408.64

Ratios to average partners’ capital[1] :
Expenses other than incentive fees	5.25%		3.97%		5.24%		3.94%		5.23%		3.95%		5.27%		3.91%

Total expenses	5.25%		3.97%		5.24%		3.94%		5.23%		3.95%		5.27%		3.91%

Net investment loss	(3.94	) %	(2.67	) %	(3.93	) %	(2.67	) %	(4.72	) %	(3.43	) %	(4.75	) %	(3.40	) %

Total return[2] :
Total return before incentive fees	(4.66	) %	(4.06	) %	(4.66	) %	(4.06	) %	(1.51	) %	(0.90	) %	(1.51	) %	(0.90	) %

Total return after incentive fees	(4.66	) %	(4.06	) %	(4.66	) %	(4.06	) %	(1.51	) %	(0.90	) %	(1.51	) %	(0.90	) %

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2018, through August 13, 2018, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $137,704 and limited partner redemptions of $1,020,448.

The General Partner has evaluated the impact of subsequent events on the Partnership through August 13, 2018, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended June 30, 2018 and 2017 (unaudited) and for the six month periods ended June 30, 2018 and 2017 (unaudited)
(c)	For the six month periods ended June 30, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$4,269,697	$3,927,195
Net unrealized trading gains on open forward contracts	1,357,042	1,028,297
Net unrealized trading gains on open swap agreements	2,417,097	2,164,890
Net premiums paid on credit default swap agreements	760,350	6,666,561
Due from brokers	17,718,345	23,463,754

Total equity in trading accounts	26,522,531	37,250,697
Cash and cash equivalents	8,585,019	12,210,925
Investment in securities, at fair value (cost $106,457,131)	106,471,334	96,771,597

Total assets	$141,578,884	$146,233,219

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$0	$567,400
Net unrealized trading losses on open forward contracts	239,288	1,426,756
Net unrealized trading losses on open swap agreements	232,618	141,503
Net premiums received on credit default swap agreements	828,640	0
Due to brokers	2,690,331	0
Redemptions payable to Man-AHL Diversified I L.P.	2,422,966	1,757,251
Accrued expenses and other liabilities	228,487	184,276

Total liabilities	6,642,330	4,077,186

PARTNERS’ CAPITAL:
Limited Partners (9,320.16 and 9,569.32 units outstanding at June 30, 2018 and December 31, 2017, respectively)	134,936,554	142,156,033

Total partners’ capital	134,936,554	142,156,033

Total liabilities and partners’ capital	$141,578,884	$146,233,219

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,477.92	$14,855.39

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2018 (Unaudited)		December 31, 2017
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(86,483)	(0.1)	$246,650	0.2
Currencies	49,360	0.0	5,704	0.0
Energy	2,100,391	1.6	1,641,226	1.1
Indices	(423,667)	(0.3)	777,725	0.5
Interest Rates	1,331,704	1.0	(915,992)	(0.6)
Metals	(13,485)	(0.0)	952,711	0.7

Total futures contracts - long	2,957,820	2.2	2,708,024	1.9

FUTURES CONTRACTS - Short:
Agricultural	1,127,593	0.9	388,264	0.3
Currencies	(2,725)	(0.0)	169,938	0.1
Energy	65,269	0.0	(644,492)	(0.4)
Indices	101,015	0.1	501,000	0.4
Interest Rates	(74,273)	(0.1)	351,404	0.2
Metals	94,998	0.1	(114,343)	(0.1)

Total futures contracts - short	1,311,877	1.0	651,771	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$4,269,697	3.2	$3,359,795	2.4

FORWARD CONTRACTS - Long:
Australian dollars	$(91,250)	(0.1)	$490,862	0.3
Brazilian real	(805,677)	(0.6)	(468,386)	(0.3)
Mexican peso	(4,222)	0.0	(509,969)	(0.4)
Turkish lira	2,242	0.0	198,925	0.1
Metal	(138,684)	(0.1)	125,439	0.1
New Zealand dollars	(303,494)	(0.2)	181,692	0.1
South African rand	(1,033,892)	(0.8)	1,992,314	1.4
South Korean won	61	0.0	479,610	0.3
U.K. pound	(41,799)	0.0	137,576	0.1
Other	(2,406,517)	(1.8)	2,376,938	1.8

Total long forward contracts vs USD	(4,823,232)	(3.6)	5,005,001	3.5

FORWARD CONTRACTS - Short:
Australian dollars	$553,088	0.4	$(773,960)	(0.5)
Brazilian real	1,222,462	0.9	160,014	0.1
Mexican peso	(133,381)	(0.1)	400,436	0.3
Turkish lira	128,623	0.1	(384,092)	(0.3)
Metal	227,354	0.2	(356,556)	(0.3)
New Zealand dollars	409,995	0.3	(496,735)	(0.3)
South African rand	910,117	0.7	(1,289,987)	(0.9)
South Korean won	(12,205)	0.0	(173,019)	(0.1)
U.K. pound	466,749	0.3	(197,920)	(0.1)
Other	3,025,016	2.2	(3,305,001)	(2.4)

Total short forward contracts vs USD	6,797,818	5.0	(6,416,820)	(4.5)

Forward contracts - Cross currencies	(801,773)	(0.6)	(6,121)	(0.0)
Forward contracts - Metal non USD	(55,059)	(0.0)	1,019,481	0.7

	(856,832)	(0.6)	1,013,360	0.7

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$1,117,754	0.8	$(398,459)	(0.3)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2018 (Unaudited)		December 31, 2017
	Principal	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $828,640 and $nil, as of June 30, 2018 and December 31, 2017, respectively)		$(6,510)	(0.0)	$0	0
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021 as of June 30, 2018 and December 31, 2017, respectively)		13,995,231	10.4	16,802,781	11.8
Other interest rate swaps		547,856	0.4	(526,575)	(0.4)

Total swap agreements - long		14,536,577	10.8	16,276,206	11.4

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $760,350 and $6,666,561, as of June 30, 2018 and December 31, 2017, respectively)		(37,526)	(0.0)	353,010	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021 as of June 30, 2018 and December 31, 2017, respectively)		(11,750,774)	(8.7)	(14,884,893)	(10.4)
Other interest rate swaps		(563,798)	(0.5)	279,064	0.2

Total swap agreements - short		(12,352,098)	(9.2)	(14,252,819)	(10.0)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$2,184,479	1.6	$2,023,387	1.4

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$7,571,930	5.6	$4,984,723	3.5

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0 03/29/18	35,000,000	$0	0	$34,886,317	24.6
United States Treasury Bill 0 01/11/18	15,000,000	0	0	14,995,766	10.5
United States Treasury Bill 0 01/25/18	12,000,000	0	0	11,990,673	8.4
United States Treasury Bill 0 02/08/18	15,000,000	0	0	14,981,378	10.5
United States Treasury Bill 0 04/19/18	20,000,000	0	0	19,917,463	14.1
United States Treasury Bill 0 07/19/18	10,000,000	9,991,903	7.4	0	0
United States Treasury Bill 0 08/11/18	5,000,000	4,964,574	3.7	0	0
United States Treasury Bill 0 08/30/18	35,000,000	34,893,544	25.8	0	0
United States Treasury Bill 0 10/04/18	35,000,000	34,827,842	25.8	0	0
United States Treasury Bill 0 12/13/18	14,000,000	13,870,617	10.3	0	0
United States Treasury Bill 0 12/20/18	8,000,000	7,922,854	5.9	0	0

Total U.S. government securities - long		106,471,334	78.9	96,771,597	68.1

TOTAL INVESTMENT IN SECURITIES (COST $106,457,131)		$106,471,334	78.9	$96,771,597	68.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
NET INVESTMENT INCOME:
Interest income	$507,074	$242,854	$906,951	$403,328

Total investment income	507,074	242,854	906,951	403,328

EXPENSES
Brokerage commissions	93,576	152,195	184,226	304,163
Interest expense - brokers	88,962	29,175	154,426	60,529
Administration fees	19,482	111,985	41,206	140,376
Professional fees	41,500	12,769	87,987	51,519
Shareholder expenses	46,969	63,000	104,625	126,000
Other expenses	26,338	26,089	51,416	45,478

Total expenses	316,827	395,213	623,886	728,065

Net investment income (loss)	190,247	(152,359)	283,065	(324,737)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(837,605)	2,852,190	(6,267,242)	9,303,968
Net change in unrealized gains (losses) on translation of foreign currency	(82,059)	141,045	(262,186)	478,466
Net change in unrealized trading gains (losses) on investments in securities	29,115	0	42,738	0
Net change in unrealized trading gains (losses) on open contracts/agreements	1,475,086	(3,028,538)	2,587,207	(8,312,554)

Net gain (loss) on trading activities	584,537	(35,303)	(3,899,483)	1,469,880

NET INCOME (LOSS)	$774,784	$(187,662)	$(3,616,418)	$1,145,143

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$81.19	$(15.73)	$(378.32)	$92.58

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	9,543.25	11,928.96	9,559.11	12,368.66

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$0	0	$142,156,033	9,569

Subscriptions	3,644,000	252	0	0	3,644,000	252
Redemptions	(7,247,061)	(501)	0	0	(7,247,061)	(501)
Net income (loss)	(3,616,418)	0	0	0	(3,616,418)	0

PARTNERS’ CAPITAL - June 30, 2018	$134,936,554	9,320	$0	0	$134,936,554	9,320

PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$0	0	$166,170,853	12,891

Subscriptions	604,360	46	0	0	604,360	46
Redemptions	(21,743,144)	(1,656)	0	0	(21,743,144)	(1,656)
Net income (loss)	1,145,143	0	0	0	1,145,143	0

PARTNERS’ CAPITAL - June 30, 2017	$146,177,212	11,281	$0	0	$146,177,212	11,281

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,616,418)	$1,145,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(145,887,494)	0
Amortization of premium/discount on securities	(769,505)	0
Sales of investments in securities	137,000,000	0
Net change in unrealized trading (gains) losses on investments in securities	(42,738)	0
Net change in unrealized trading (gains) losses on open contracts/agreements	(2,587,207)	8,312,554
Changes in assets and liabilities:
Due from brokers	5,745,409	(6,637,600)
Interest receivable	0	(54,602)
Net premiums paid on credit default swap agreements	5,906,211	910,027
Net premiums received on credit default swap agreements	828,640	(141,078)
Due to brokers	2,690,331	0
Accrued expenses and other liabilities	44,211	53,510

Net cash (used) provided by operating activities	(688,560)	3,587,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,644,000	604,360
Payments on redemptions	(6,581,346)	(22,105,532)

Net cash used in financing activities	(2,937,346)	(21,501,172)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,625,906)	(17,913,218)

CASH AND CASH EQUIVALENTS - Beginning of period	12,210,925	133,374,222

CASH AND CASH EQUIVALENTS - End of period	$8,585,019	$115,461,004

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$154,426	$60,529

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2018, and the results of its operations for the three and six month periods ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $6,791,006 and $15,096,344 as of June 30, 2018 and December 31, 2017, respectively.

Due to Brokers — Due to brokers consists of balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2018 and December 31, 2017, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2018, the Trading Company held foreign cash balances of $8,204,704 with a cost of $8,212,399, which are included in cash and cash equivalents. As of December 31, 2017, the Trading Company held foreign cash balances of $913,663 with a cost of $882,132, which are included in cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of June 30, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of June 30, 2018, the Trading Company holds $106,471,334 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from August 19, 2018 to December 20, 2018, have a total face value of $107,000,000. As of December 31, 2017, the Trading Company holds $96,771,597 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to April 19, 2018, have a total face value of $97,000,000. As of June 30, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six month periods ended June 30, 2018 and 2017. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2018 and December 31, 2017.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2018 and 2017.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2018 and December 31, 2017, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2018 and December 31, 2017, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$106,471,334	$0	$106,471,334	$0
Futures contracts	5,508,376	5,508,376	0	0
Forward contracts	10,630,628	0	10,630,628	0
Swap agreements	14,978,405	0	14,978,405	0

Total Assets	137,588,743	5,508,376	132,080,367	0

Liabilities
Futures contracts	(1,238,679)	(1,238,679)	0	0
Forward contracts	(9,512,874)	0	(9,512,874)	0
Swap agreements	(12,793,926)	0	(12,793,926)	0

Total Liabilities	(23,545,479)	(1,238,679)	(22,306,800)	0

Net Fair Value	$114,043,264	$4,269,697	$109,773,567	$0

	Fair Value Measurements
Investments	As of December 31, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,771,597	$0	$96,771,597	$0
Futures contracts	6,454,345	6,454,345	0	0
Forward contracts	13,555,941	0	13,555,941	0
Swap agreements	17,747,044	0	17,747,044	0

Total Assets	134,528,927	6,454,345	128,074,582	0

Liabilities
Futures contracts	(3,094,550)	(3,094,550)	0	0
Forward contracts	(13,954,400)	0	(13,954,400)	0
Swap agreements	(15,723,657)	0	(15,723,657)	0

Total Liabilities	(32,772,607)	(3,094,550)	(29,678,057)	0

Net Fair Value	$101,756,320	$3,359,795	$98,396,525	$0

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2018 or 2017 based on the levels assigned at December 31, 2017 or 2016.

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

As of June 30, 2018 and December 31, 2017, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2018		December 31, 2017
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(6,606)	$10,000,000	$279,179	$125,000,000
101-250	0	0	12,677	15,000,000
251-350	0	0	61,154	15,000,000
351-450	(30,920)	10,000,000	0	0
450+	0	0	0	0

Total	$(37,526)	$20,000,000	$353,010	$155,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2018 and December 31, 2017, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2018 of each credit default swap where the Trading Company is a seller, ranged between 68 basis points and 361 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 45 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of June 30, 2018 the Trading Company posted cash collateral of $5,624,849, and as of December 31, 2017, the Trading Company posted cash collateral of $2,363,611, with respective counterparties on these agreements in the normal course of business. As of June 30, 2018, all open credit default swap agreements on selling protection have a maturity date of June 20, 2023. As of December 31, 2017, all open credit default swap agreements on selling protection have a maturity date of December 20, 2022.

During the three months ended June 30, 2018, the Trading Company traded 36,097 exchange-traded futures contracts and settled 53,808 forward contracts and 774 swap agreements. During the six months ended June 30, 2018, the Trading Company traded 73,968 exchange-traded futures contracts and settled 111,048 forward contracts and 1,589 swap agreements. During the three months ended June 30, 2017, the Trading Company traded 56,873 exchange-traded futures contracts and settled 59,541 forward contracts and 497 swap agreements. During the six months ended June 30, 2017, the Trading Company traded 111,504 exchange-traded futures contracts and settled 112,667 forward contracts and 1,906 swap agreements. As of June 30, 2018, the notional value of open forward contracts is $21,741,506,575 and the notional value of open swap contracts is $80,576,342. As of June 30, 2017, the notional value of open forward contracts was $3,547,456,897 and the notional value of open swap contracts was $3,695,221. The trading activity of open forward and swap contracts as of June 30, 2018 and 2017 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2018 and December 31, 2017, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2018 and December 31, 2017, may differ from the net liability amounts recorded as of June 30, 2018 and December 31, 2017, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2018 and December 31, 2017, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	June 30, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$10,328,968		$(9,244,825)
Metals		301,660		(268,049)

Total open forward contracts		10,630,628		(9,512,874)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,251,259		(210,149)
Currencies		50,899		(4,264)
Energy		2,322,325		(156,665)
Indices		407,857		(730,509)
Interest rates		1,363,418		(105,987)
Metals		112,618		(31,105)

Total open futures contracts		5,508,376		(1,238,679)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		5,782		(49,818)
Interest rates		14,972,623		(12,744,108)

Total open swap agreements		14,978,405		(12,793,926)

Total Derivatives		$31,117,409		$(23,545,479)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$12,393,988		$(13,580,811)
Metals		1,161,953		(373,589)

Total open forward contracts		13,555,941		(13,954,400)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,079,942		(445,028)
Currencies		175,642		0
Energy		1,791,645		(794,911)
Indices		1,897,861		(619,136)
Interest rates		556,544		(1,121,132)
Metals		952,711		(114,343)

Total open futures contracts		6,454,345		(3,094,550)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		353,010		0
Interest rates		17,394,034		(15,723,657)

Total open swap agreements		17,747,044		(15,723,657)

Total Derivatives		$37,757,330		$(32,772,607)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$2,738,034	$(6,595,886)	$521,276	$(4,644,104)
Metals	(852,918)	(788,815)	(1,022,415)	(2,158,310)

Net realized trading gains (losses) on closed contracts/agreements	$1,885,116	$(7,384,701)	$(501,139)	$(6,802,414)

Currencies	$735,422	$1,975,917	$2,270,966	$(2,269,340)
Metals	211,941	(350,841)	(754,753)	491,234

Net change in unrealized trading gains (losses) on open contracts/agreements	$947,363	$1,625,076	$1,516,213	$(1,778,106)

Futures contracts
Agricultural	$(841,562)	$1,321,973	$(1,836,576)	$280,449
Currencies	(33,784)	10,876	426,222	(44,536)
Energy	2,408,977	(790,915)	642,843	(3,985,940)
Indices	(2,326,244)	7,880,532	(3,125,104)	18,694,567
Interest rates	(136,786)	(363,931)	1,575,551	(3,591,239)
Metals	(888,323)	(347,326)	(1,660,879)	(107,506)

Net realized trading gains (losses) on closed contracts/agreements	$(1,817,722)	$7,711,209	$(3,977,943)	$11,245,795

Agricultural	$306,220	$(280,600)	$406,196	$(245,493)
Currencies	58,621	123,305	(129,007)	(106,535)
Energy	1,363,018	(174,860)	1,168,926	(1,869,789)
Indices	124,995	(2,375,781)	(1,601,377)	(1,803,847)
Interest rates	39,901	(1,113,677)	1,822,019	(1,867,980)
Metals	66,038	299,879	(756,855)	704,857

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,958,793	$(3,521,734)	$909,902	$(5,188,787)

Swap agreements
Credit default swaps	$(637,871)	$1,925,390	$(860,659)	$3,523,491
Interest rate swaps	(135,603)	623,917	(1,144,561)	774,777

Net realized trading gains (losses) on closed contracts/agreements	$(773,474)	$2,549,307	$(2,005,220)	$4,298,268

Credit default swaps	$(43,589)	$81,142	$(397,046)	$29,017
Interest rate swaps	(1,387,481)	(1,213,022)	558,138	(1,374,678)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,431,070)	$(1,131,880)	$161,092	$(1,345,661)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2018 and December 31, 2017, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 30, 2018
Open futures contracts
Bank of America Merrill Lynch	$3,129,153	$(210,531)	$2,918,622	$0	$0	$2,918,622
Credit Suisse	938,455	(215,387)	723,068	0	0	723,068
JPMorgan Chase	1,440,768	(812,761)	628,007	0	0	628,007

Total open futures contracts	$5,508,376	$(1,238,679)	$4,269,697	$0	$0	$4,269,697

Open forward contracts
Deutsche Bank	$1,752,458	$(920,768)	$831,690	$0	$0	$831,690
HSBC	5,637,706	(5,637,706)	0	0	0	0
JPMorgan Chase	73,594	(73,594)	0	0	0	0
Royal Bank of Scotland	3,166,870	(2,641,518)	525,352	0	0	525,352

Total open forward contracts	$10,630,628	$(9,273,586)	$1,357,042	$0	$0	$1,357,042

Open swap agreements
Credit Suisse	$5,781	$0	$5,781	$0	$0	$5,781
Deutsche Bank	560,890	(560,890)	0	0	0	0
JPMorgan Chase	14,411,734	(12,000,418)	2,411,316	0	0	2,411,316

Total open swap agreements	$14,978,405	$(12,561,308)	$2,417,097	$0	$0	$2,417,097

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$3,668,590	$(1,137,489)	$2,531,101	$0	$0	$2,531,101
Credit Suisse	889,714	(889,714)	0	0	0	0
JPMorgan Chase	1,896,041	(499,947)	1,396,094	0	0	1,396,094

Total open futures contracts	$6,454,345	$(2,527,150)	$3,927,195	$0	$0	$3,927,195

Open forward contracts
Credit Suisse	$225,674	$0	$225,674	$0	$0	$225,674
Deutsche Bank	2,249,000	(2,240,185)	8,815	0	0	8,815
HSBC	5,729,854	(5,729,854)	0	0	0	0
JPMorgan Chase	810,816	(17,008)	793,808	0	0	793,808
Royal Bank of Scotland	4,540,597	(4,540,597)	0	0	0	0

Total open forward contracts	$13,555,941	$(12,527,644)	$1,028,297	$0	$0	$1,028,297

Open swap agreements
Credit Suisse	$188,671	$0	$188,671	$0	$0	$188,671
Deutsche Bank	390,326	(390,326)	0	0	0	0
JPMorgan Chase	17,168,047	(15,191,828)	1,976,219	0	0	1,976,219

Total open swap agreements	$17,747,044	$(15,582,154)	$2,164,890	$0	$0	$2,164,890

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2018
Open futures contracts
Bank of America Merrill Lynch	$210,531	$(210,531)	$0	$0	$0	$0
Credit Suisse	215,387	(215,387)	0	0	0	0
JPMorgan Chase	812,761	(812,761)	0	0	0	0

Total open futures contracts	$1,238,679	$(1,238,679)	$0	$0	$0	$0

Open forward contracts
Deutsche Bank	$920,768	$(920,768)	$0	$0	$0	$0
HSBC	5,821,934	(5,637,706)	184,228	0	184,228	0
JPMorgan Chase	128,654	(73,594)	55,060	0	55,060	0
Royal Bank of Scotland	2,641,518	(2,641,518)	0	0	0	0

Total open forward contracts	$9,512,874	$(9,273,586)	$239,288	$0	$239,288	$0

Open swap agreements
Deutsche Bank	$793,508	$(560,890)	$232,618	$0	$232,618	$0
JPMorgan Chase	12,000,418	(12,000,418)	0	0	0	0

Total open swap agreements	$12,793,926	$(12,561,308)	$232,618	$0	$232,618	$0

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,137,489	$(1,137,489)	$0	$0	$0	$0
Credit Suisse	1,457,114	(889,714)	567,400	0	567,400	0
JPMorgan Chase	499,947	(499,947)	0	0	0	0

Total open futures contracts	$3,094,550	$(2,527,150)	$567,400	$0	$567,400	$0

Open forward contracts
Deutsche Bank	$2,240,185	$(2,240,185)	$0	$0	$0	$0
HSBC	6,353,770	(5,729,854)	623,916	0	623,916	0
JPMorgan Chase	17,008	(17,008)	0	0	0	0
Royal Bank of Scotland	5,343,437	(4,540,597)	802,840	0	802,840	0

Total open forward contracts	$13,954,400	$(12,527,644)	$1,426,756	$0	$1,426,756	$0

Open swap agreements
Deutsche Bank	$531,829	$(390,326)	$141,503	$0	$141,503	$0
JPMorgan Chase	15,191,828	(15,191,828)	0	0	0	0

Total open swap agreements	$15,723,657	$(15,582,154)	$141,503	$0	$141,503	$0

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2018
Open forward contracts
HSBC	$1,931,685
JPMorgan Chase	$2,253,614

Open swap agreements
Deutsche Bank	$2,133,800

As of December 31, 2017
Open futures contracts
Credit Suisse	$4,030,135

Open forward contracts
HSBC	$3,680,215
RBS	$2,127,882

Open swap agreements
Deutsche Bank	$3,122,453

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Per unit operating performance:
Beginning net asset value	$14,392.37	$12,982.13	$14,855.39	$12,890.21

Income (loss) from investment operations:
Net investment gain (loss)	20.15	(12.95)	29.82	(26.58)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	65.40	(11.73)	(407.29)	93.82

Total income (loss) from investment operations	85.55	(24.68)	(377.47)	67.24

Ending net asset value	$14,477.92	$12,957.45	$14,477.92	$12,957.45

Ratios to average partners’ capital[1]:
Expenses	0.93%	1.03%	0.89%	0.92%

Net investment gain (loss)	0.56%	(0.40)%	0.41%	(0.41)%

Total return[2]	0.59%	(0.19)%	(2.54)%	0.52%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2018 through August 13, 2018, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $137,704, and limited partner redemptions of $1,020,448.

The General Partner has evaluated the impact of subsequent events on the Trading Company through August 13, 2018, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2018. The Partnership’s capitalization was $110,395,326 as of June 30, 2018. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,744,851	1.58%
Bonds	$1,809,792	1.64%
Credit	$830,398	0.75%
Currencies	$7,024,528	6.36%
Energy	$1,376,505	1.25%
Interest rates	$2,628,965	2.38%
Metals	$1,057,648	0.96%
Stock indices	$3,520,324	3.19%
Total	$19,993,010	18.11%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2018:

30-June-18
Ending Equity	$110,395,326

Six months ended June 30, 2018:

Net assets decreased $9,202,771 for the six months ended June 30, 2018. This decrease was attributable to subscriptions in the amount of $3,009,563, redemptions in the amount of $6,664,335 and a net loss from operations of $5,547,999.

Management fees of $1,714,110 and servicing fees of $574,744 were paid or accrued, and interest of $762,378 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2018.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2018 were $714,273.

Three months ended June 30, 2018:

Net assets decreased $3,923,331 for the three months ended June 30, 2018. This decrease was attributable to subscriptions in the amount of $1,506,914, redemptions in the amount of $4,856,825 and a net loss from operations of $573,420.

Management Fees of $831,560 and servicing fees of $278,832 were paid or accrued, and interest of $424,476 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2018.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2018 were $351,322.

In April, trading produced moderate losses overall with negative returns sustained in the currency, equity and bond markets overshadowing positive returns achieved from commodities and credit trading. In the commodity sector, the Partnership’s energy trading proved the profit leader, in large part due to the Partnership’s long exposure to Brent crude and UK natural gas. The Partnership’s agricultural and metal positions otherwise each dragged on performance with losses in the metal sector driven substantially by the Partnership’s short exposure to aluminum. With respect to the credit markets, the Partnership’s long credit positions produced moderate gains with swap positions on iTraxx credit indices benefitting from rising equity indices. Currency trading yielded the weakest performance for the month. Some of the largest losses in this sector resulted from long exposure to the Mexican peso and Russian ruble against the U.S. dollar, and were partially offset by short exposure to the Swedish krona against both the U.S. dollar and euro. The Partnership’s equity and bond positions also dragged on overall performance. Short positions in the VIX volatility and Australian SPI 200 indices resulted in losses in the equity markets as did the Partnership’s long exposure to the U.S. 5 yr-Treasury notes and the German bund in the fixed-income sector.

In a month of pronounced political volatility, the Partnership ended May with marginal losses as negative returns on equities and agricultural positions were mostly balanced by gains achieved through currency and energy trading. Currency positions produced the best trading performance during the month. A long U.S. dollar position against the Turkish lira was particularly profitable as the lira fell to record lows mid-month. Other short positions in emerging currencies such as Brazil real and Mexican peso also generated positive results, while losses were sustained from long euro holdings against both the Swiss franc and Swedish krona. Commodity trading produced more modest positive returns as gains achieved from the Partnership’s long positions in Brent crude oil, gas oil, UK natural gas, nickel and cotton were partially offset by the Partnership’s positions in U.S. natural gas and intra-month price reversals for cocoa and sugar. In contrast, trading in the equities, credit and fixed-income markets each detracted from monthly performance. The Partnership’s equity positions served as the month’s loss leader with long exposure to the FTSE Italia All Share index and the Singapore MSCI outdistancing gains achieved from long exposure to the Russell 2000 and NASDAQ 100. With respect to the credit markets, all of the main European iTraxx indices experienced wider spreads, causing losses on investment grade, cross-over and senior financial swaps held by the Partnership. Short positions in Canadian and U.S. Treasuries also generated losses and resulted in the Partnership’s bond trading ending in negative territory for the month.

The Partnership generated modest gains in June with profits from the currency and commodities sectors outweighing losses from equity and fixed-income trading. Of the month’s positive performers, currency trading served as the strongest contributor as the Partnership benefitted from long exposure to U.S. dollars against a range of both developed and emerging market currencies. Several notable positions included shorts in Australian dollars and Brazilian real, which were partially offset by short exposure to euros, particularly against Japanese yen and Canadian dollars. Within the commodity sector, positions in the agricultural markets led the Partnership’s positive returns with a short position in corn well positioned in light of falling corn prices. Trading of soya beans and cotton served as a slight detractor on performance. Energies also made an overall positive contribution to performance, mainly from a long position in crude oil, while metals trading was unprofitable as losses sustained from long copper positions outweighed gains from shorts in precious metals, platinum and gold. Equity trading produced the largest net losses during the month, led by the Partnership’s long positioning in the Hang Seng index. Fixed-income and credit trading each produced net losses for the month. Losses sustained from long exposure to Brazilian swaps outweighed gains from long exposure to Taiwanese swaps while losses resulting from the Partnership’s positions in the U.S. CDX indices outdistanced gains achieved from the Partnership’s exposure to the European iTraxx.

Three months ended March 31, 2018

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

Three months ended March 30, 2017:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018. As of June 30, 2018, the Partnership’s average quarter-end capitalization was $112,356,989.

Quarter-Ended June 30, 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,613,348	1.44%	$1,744,851	$1,481,845
Bonds	$2,074,183	1.85%	$2,338,575	$1,809,792
Credit	$820,888	0.73%	$830,398	$811,377
Currencies	$6,250,674	5.56%	$7,024,528	$5,476,820
Energies	$1,384,476	1.23%	$1,392,446	$1,376,505
Interest rates	$2,841,596	2.53%	$3,054,227	$2,628,965
Metals	$993,831	0.88%	$1,057,648	$930,014
Stock indices	$2,993,708	2.66%	$3,520,324	$2,467,092
Total*	$18,972,703	16.89%	$20,962,997	$16,982,409

*	The total percentage and certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2018. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2018.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2018, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S., Germany, France, Australia and the UK. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2018, the Partnership’s primary currency exposures were in the U.S. dollar versus the Australian dollar, Brazilian real, euro and Turkish lira. The primary exposure in the currency crosses were in the euro versus the Norwegian krone and euro versus the Hungarian forint.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2018, the Partnership’s primary exposures were in the Russell 2000 Index, NASDAQ 100 Index, Korean Kospi Index and the S&P 500 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2018, the Partnership’s primary metals market exposures were in gold, nickel, platinum and silver.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, sugar and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2018.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2018, the main exposures were in crude oil, heating oil and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2018.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2018, May 2018 and June 2018, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $347,502, $190,000 and $113,002, respectively. On the first business day of April 2018, May 2018 and June 2018, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $153,999, $49,570 and $0, respectively. On the first business day of April 2018, May 2018 and June 2018, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $380,352, $187,489 and $85,000, respectively. On the first business day of April 2018, May 2018 and June 2018, the Partnership sold no Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2018:

Date of Redemption: (last business day)	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2018	$679,536	$140,773	$373,464	$0
May 2018	$1,015,798	$103,942	$120,343	$0
June 2018	$1,532,057	$0	$890,907	$0
TOTAL	$3,227,391	$244,715	$1,384,714	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

4.1	Seventh Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2018.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Eric Burl

President and Principal Executive Officer

By: /s/ Colin Bettison

As Co-Principal Financial Officer