Form 10-Q
period 2018-09-30
MAN AHL DIVERSIFIED I LP
filed 2018-11-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At September 30, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended September 30, 2018 and 2017 (unaudited) and for the nine month periods ended September 30, 2018 and 2017 (unaudited)
(c)	For the nine month periods ended September 30, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$105,715,713	$120,339,022
Due from Man-AHL Diversified Trading Company L.P.	1,757,711	1,757,251

Total assets	$107,473,424	$122,096,273

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,757,711	$1,757,251
Management fees payable	261,748	297,472
Servicing fees payable	87,747	99,732
Accrued expenses and other liabilities	380,346	343,721

Total liabilities	2,487,552	2,498,176

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2018 and December 31, 2017)	603,885	642,973
Limited Partners - Class A Series 1 (20,721.79 and 22,062.82 units outstanding at September 30, 2018 and December 31, 2017, respectively)	67,142,358	76,114,706
Limited Partners - Class A Series 2 (1,899.5 and 2,109.38 units outstanding at September 30, 2018 and December 31, 2017, respectively)	6,933,313	8,121,018
Limited Partners - Class B Series 1 (9,307.33 and 10,018.37 units outstanding at September 30, 2018 and December 31, 2017, respectively)	30,156,110	34,560,968
Limited Partners - Class B Series 2 (41.15 units outstanding at September 30, 2018 and December 31, 2017)	150,206	158,432

Total partners’ capital	104,985,872	119,598,097

Total liabilities and partners’ capital	$107,473,424	$122,096,273

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,240.18	$3,449.91

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,650.06	$3,849.96

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,240.04	$3,449.76

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$3,650.11	$3,850.01

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
NET INVESTMENT GAIN (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$459,461	$236,432	$1,221,839	$576,935
Brokerage commissions	(74,875)	(109,837)	(229,863)	(366,645)
Interest expense	(51,065)	(27,724)	(180,739)	(78,843)
Administration fees	(16,985)	46,289	(51,647)	(71,687)
Professional fees	(65,040)	(32,550)	(139,069)	(76,227)
Shareholder expenses	(38,618)	(52,920)	(126,664)	(159,319)
Other expenses	(16,929)	(18,869)	(60,194)	(57,312)

Net investment gain (loss) allocated from Man-AHL Diversified Trading Company L.P.	195,949	40,821	433,663	(233,098)

PARTNERSHIP EXPENSES:
Management fees	798,980	921,672	2,513,090	2,881,376
Servicing fees	267,916	308,953	842,660	965,587
Professional fees	64,550	63,250	160,515	101,892
Other expenses	47,126	44,500	140,770	171,074

Total partnership expenses	1,178,572	1,338,375	3,657,035	4,119,929

Net investment loss	(982,623)	(1,297,554)	(3,223,372)	(4,353,027)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	2,299,316	5,068,568	(3,025,562)	12,958,516
Net change in unrealized trading gains (losses) on securities	(15,053)	(10,543)	20,823	(10,543)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(2,893,058)	1,556,942	(911,315)	(5,107,078)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(608,795)	6,614,967	(3,916,045)	7,840,895

NET INCOME (LOSS)	$(1,591,418)	$5,317,413	$(7,139,417)	$3,487,868

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(49.85)	$138.94	$(212.68)	$84.59

CLASS A Series 2	$(36.36)	$155.27	$(195.13)	$121.84

CLASS B Series 1	$(47.10)	$136.67	$(208.46)	$78.95

CLASS B Series 2	$(43.50)	$156.28	$(199.90)	$125.49

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	21,241.62	25,350.93	21,874.71	27,127.63

CLASS A Series 2	2,028.06	2,246.87	2,078.06	2,296.56

CLASS B Series 1	9,699.31	10,535.80	9,945.99	11,503.20

CLASS B Series 2	41.15	41.15	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417
Subscriptions	2,760,451	821	—	—	203,569	55	1,301,644	388	—	—	4,265,664	1,264
Redemptions	(7,119,563)	(2,162)	—	—	(985,773)	(264)	(3,633,136)	(1,099)	—	—	(11,738,472)	(3,525)
Net income (loss)	(4,613,236)	—	(39,088)	—	(405,501)	—	(2,073,366)	—	(8,226)	—	(7,139,417)	—

PARTNERS’ CAPITAL September 30, 2018	$67,142,358	20,722	$603,885	186	$6,933,313	1,900	$30,156,110	9,307	$150,206	41	$104,985,872	32,156

PARTNERS’ CAPITAL January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423
Subscriptions	662,577	211	—	—	505,600	145	608,544	195	—	—	1,776,721	551
Redemptions	(16,606,075)	(5,238)	—	—	(1,203,634)	(345)	(8,115,565)	(2,582)	—	—	(25,925,274)	(8,165)
Net income (loss)	2,279,172	—	15,580	—	279,811	—	908,141	—	5,164	—	3,487,868	—

PARTNERS’ CAPITAL September 30, 2017	$77,640,238	24,229	$597,230	186	$7,710,302	2,163	$32,651,329	10,190	$146,700	41	$118,745,799	36,809

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,139,417)	$3,487,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(608,934)	(25,001)
Sales of investments in Man-AHL Diversified Trading Company L.P.	11,749,401	29,124,808
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	3,482,382	(7,607,797)
Changes in assets and liabilities:
Management fees payable	(35,724)	259,395
Servicing fees payable	(11,985)	87,050
Accrued expenses and other liabilities	36,625	(152,650)

Net cash provided by operating activities	7,472,348	25,173,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,265,664	1,776,721
Payments on redemptions	(11,738,012)	(26,950,394)

Net cash used in financing activities	(7,472,348)	(25,173,673)

NET INCREASE (DECREASE) IN CASH	—	—

CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2018, and the results of its operations for the three and nine month periods ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

At September 30, 2018 and December 31, 2017, the Partnership owned 7,333.11 and 8,100.69 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2018 and December 31, 2017 was 81.88% and 84.65%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2018 and December 31, 2017, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and nine month periods ended September 30, 2018 and 2017, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine month periods ended September 30, 2018 and 2017. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Recent Accounting Pronouncement — In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2018 and 2017.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2018 and 2017:

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,289.09	$3,693.57	$3,288.95	$3,693.62	$3,073.61	$3,408.59	$3,073.47	$3,408.64

Income (loss) from investment operations:
Net investment loss	(30.36)	(22.87)	(30.56)	(22.65)	(34.75)	(27.04)	(34.75)	(26.76)
Net realized and unrealized gains (losses) on trading activities	(18.55)	(20.64)	(18.35)	(20.86)	165.61	183.32	165.61	183.03

Total income (loss) from investment operations	(48.91)	(43.51)	(48.91)	(43.51)	130.86	156.28	130.86	156.27

Ending net asset value	$3,240.18	$3,650.06	$3,240.04	$3,650.11	$3,204.47	$3,564.87	$3,204.33	$3,564.91

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.41%	4.19%	5.44%	4.04%	5.10%	3.77%	5.12%	3.71%

Total expenses	5.41%	4.19%	5.44%	4.04%	5.10%	3.77%	5.12%	3.71%

Net investment loss	(3.71)%	(2.49)%	(3.74)%	(2.46)%	(4.33)%	(3.03)%	(4.33)%	(3.00)%

Total return[2]:
Total return before incentive fees	(1.49)%	(1.18)%	(1.49)%	(1.18)%	4.26%	4.58%	4.26%	4.58%

Total return after incentive fees	(1.49)%	(1.18)%	(1.49)%	(1.18)%	4.26%	4.58%	4.26%	4.58%

	For the nine months ended September 30, 2018				For the nine months ended September 30, 2017
	Class A	Class A	Class B	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44

Income (loss) from investment operations:
Net investment loss	(96.84)	(73.54)	(97.00)	(73.02)	(108.45)	(86.17)	(108.71)	(85.34)
Net realized and unrealized gains (losses) on trading activities	(112.89)	(126.36)	(112.72)	(126.88)	192.04	211.66	192.30	210.81

Total income (loss) from investment operations	(209.73)	(199.90)	(209.72)	(199.90)	83.59	125.49	83.59	125.47

Ending net asset value	$3,240.18	$3,650.06	$3,240.04	$3,650.11	$3,204.47	$3,564.87	$3,204.33	$3,564.91

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.29%	4.05%	5.30%	3.97%	5.18%	3.87%	5.20%	3.83%

Total expenses	5.29%	4.05%	5.30%	3.97%	5.18%	3.87%	5.20%	3.83%

Net investment loss	(3.86)%	(2.62)%	(3.87)%	(2.60)%	(4.58)%	(3.29)%	(4.59)%	(3.25)%

Total return[2]:
Total return before incentive fees	(6.08)%	(5.19)%	(6.08)%	(5.19)%	2.68%	3.65%	2.68%	3.65%

Total return after incentive fees	(6.08)%	(5.19)%	(6.08)%	(5.19)%	2.68%	3.65%	2.68%	3.65%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to September 30, 2018, through November 14, 2018, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $550,001 and limited partner redemptions of $2,251,352.

The General Partner has evaluated the impact of subsequent events on the Partnership through November 14, 2018, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2018 (unaudited) and December 31, 2017
(b)	For the three month periods ended September 30, 2018 and 2017 (unaudited) and for the nine month periods ended September 30, 2018 and 2017 (unaudited)
(c)	For the nine month periods ended September 30, 2018 and 2017 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,445,256	$3,927,195
Net unrealized trading gains on open forward contracts	—	1,028,297
Net unrealized trading gains on open swap agreements	2,228,578	2,164,890
Net premiums paid on credit default swap agreements	7,234,790	6,666,561
Due from brokers	24,173,240	23,463,754

Total equity in trading accounts	37,081,864	37,250,697
Cash and cash equivalents	3,247,934	12,210,925
Investment in securities, at fair value (cost $56,893,907)	98,545,929	96,771,597

Total assets	$138,875,727	$146,233,219

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$—	$567,400
Net unrealized trading losses on open forward contracts	1,112,721	1,426,756
Net unrealized trading losses on open swap agreements	482,638	141,503
Net premiums received on credit default swap agreements	1,158,945	—
Due to brokers	4,913,308	—
Redemptions payable to Man-AHL Diversified I L.P.	1,757,711	1,757,251
Accrued expenses and other liabilities	332,635	184,276

Total liabilities	9,757,958	4,077,186

PARTNERS’ CAPITAL:
Limited Partners (8,956.43 and 9,569.32 units outstanding at September 30, 2018 and December 31, 2017, respectively)	129,117,769	142,156,033

Total partners’ capital	129,117,769	142,156,033

Total liabilities and partners’ capital	$138,875,727	$146,233,219

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$14,416.21	$14,855.39

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2018 (Unaudited)		December 31, 2017
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$4,606	0.0	$246,650	0.2
Currencies	(14,726)	(0.0)	5,704	0.0
Energy	1,726,763	1.3	1,641,226	1.1
Indices	607,795	0.5	777,725	0.5
Interest Rates	(437,642)	(0.3)	(915,992)	(0.6)
Metals	175,960	0.1	952,711	0.7

Total futures contracts - long	2,062,756	1.6	2,708,024	1.9

FUTURES CONTRACTS - Short:
Agricultural	1,032,638	0.8	388,264	0.3
Currencies	226	0.0	169,938	0.1
Energy	(98,895)	(0.1)	(644,492)	(0.4)
Indices	(33,591)	(0.0)	501,000	0.4
Interest Rates	524,502	0.4	351,404	0.2
Metals	(42,380)	(0.0)	(114,343)	(0.1)

Total futures contracts - short	1,382,500	1.1	651,771	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$3,445,256	2.7	$3,359,795	2.4

FORWARD CONTRACTS - Long:
Australian dollars	$1,015	0.0	$490,862	0.3
Brazilian real	155,165	0.1	(468,386)	(0.3)
Mexican peso	221,732	0.2	(509,969)	(0.4)
Turkish lira	(250)	(0.0)	198,925	0.1
Metal	53,864	0.0	125,439	0.1
New Zealand dollars	(36,081)	(0.0)	181,692	0.1
South African rand	44,056	0.0	1,992,314	1.4
South Korean won	142,956	0.1	479,610	0.3
U.K. pound	(43,958)	(0.0)	137,576	0.1
Other	(66,637)	(0.1)	2,376,938	1.8

Total long forward contracts vs USD	471,862	0.3	5,005,001	3.5

FORWARD CONTRACTS - Short:
Australian dollars	$38,181	0.0	$(773,960)	(0.5)
Brazilian real	(166,635)	(0.1)	160,014	0.1
Mexican peso	(25,347)	(0.0)	400,436	0.3
Turkish lira	(92,070)	(0.0)	(384,092)	(0.3)
Metal	(230,048)	(0.2)	(356,556)	(0.3)
New Zealand dollars	(183,222)	(0.1)	(496,735)	(0.3)
South African rand	(222,038)	(0.2)	(1,289,987)	(0.9)
South Korean won	(213,897)	(0.2)	(173,019)	(0.1)
U.K. pound	(196,886)	(0.2)	(197,920)	(0.1)
Other	(113,602)	(0.1)	(3,305,001)	(2.4)

Total short forward contracts vs USD	(1,405,564)	(1.1)	(6,416,820)	(4.5)

Forward contracts - Cross currencies	10,218	0.0	(6,121)	(0.0)
Forward contracts - Metal non USD	(189,237)	(0.1)	1,019,481	0.7

	(179,019)	(0.1)	1,013,360	0.7

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,112,721)	(0.9)	$(398,459)	(0.3)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2018 (Unaudited)		December 31, 2017
	Principal	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,158,945 and $nil, as of September 30, 2018 and December 31, 2017, respectively)		$(29,746)	(0.0)	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021 as of September 30, 2018 and December 31, 2017, respectively)		13,783,752	10.7	16,802,781	11.8
Other interest rate swaps		81,337	0.0	(526,575)	(0.4)

Total swap agreements - long		13,835,343	10.7	16,276,206	11.4

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $7,234,790 and $6,666,561, as of September 30, 2018 and December 31, 2017, respectively)		83,590	0.1	353,010	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021 as of September 30, 2018 and December 31, 2017, respectively)		(11,770,839)	(9.1)	(14,884,893)	(10.4)
Other interest rate swaps		(402,153)	(0.3)	279,064	0.2

Total swap agreements - short		(12,089,402)	(9.3)	(14,252,819)	(10.0)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$1,745,941	1.4	$2,023,387	1.4

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$4,078,476	3.2	$4,984,723	3.5

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0 03/29/18	35,000,000	$—	—	$34,886,317	24.6
United States Treasury Bill 0 01/11/18	15,000,000	—	—	14,995,766	10.5
United States Treasury Bill 0 01/25/18	12,000,000	—	—	11,990,673	8.4
United States Treasury Bill 0 02/08/18	15,000,000	—	—	14,981,378	10.5
United States Treasury Bill 0 04/19/18	20,000,000	—	—	19,917,463	14.1
United States Treasury Bill 0 10/04/18	35,000,000	34,994,143	27.1	—	—
United States Treasury Bill 0 12/13/18	14,000,000	13,939,743	10.8	—	—
United States Treasury Bill 0 12/20/18	8,000,000	7,962,158	6.2	—	—
United States Treasury Bill 0 01/10/19	10,000,000	9,938,907	7.7	—	—
United States Treasury Bill 0 02/21/19	32,000,000	31,710,978	24.6	—	—

Total U.S. government securities - long		98,545,929	76.4	96,771,597	68.1

TOTAL INVESTMENT IN SECURITIES (COST $98,550,035)		$98,545,929	76.4	$96,771,597	68.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
NET INVESTMENT INCOME:
Interest income	$558,778	$281,372	$1,465,729	$684,700

Total investment income	558,778	281,372	1,465,729	684,700

EXPENSES
Brokerage commissions	91,073	130,834	275,299	434,997
Interest expense - brokers	62,097	32,974	216,523	93,503
Administration fees	20,660	(54,538)	61,866	85,838
Professional fees	79,133	38,750	167,120	90,269
Shareholder expenses	46,969	63,000	151,594	189,000
Other expenses	20,589	22,463	72,005	67,941

Total expenses	320,521	233,483	944,407	961,548

Net investment income (loss)	238,257	47,889	521,322	(276,848)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	2,792,341	5,939,600	(3,474,901)	15,243,568
Net change in unrealized gains (losses) on translation of foreign currency	(19,836)	(73,486)	(282,022)	404,980
Net change in unrealized trading gains (losses) on investments in securities	18,308	(12,554)	24,430	(12,554)
Net change in unrealized trading gains (losses) on open contracts/agreements	(3,493,455)	2,126,039	(906,248)	(6,186,515)

Net gain (loss) on trading activities	(739,259)	7,979,599	(4,638,743)	9,449,479

NET INCOME (LOSS)	$(501,002)	$8,027,488	$(4,117,421)	$9,172,631

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(54.05)	$722.02	$(435.19)	$767.76

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	9,268.80	11,118.11	9,461.27	11,947.23

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$—	—	$142,156,033	9,569

Subscriptions	3,644,000	252	—	—	3,644,000	252
Redemptions	(12,564,844)	(865)	—	—	(12,564,844)	(865)
Net income (loss)	(4,117,420)	—	—	—	(4,117,420)	—

PARTNERS’ CAPITAL - September 30, 2018	$129,117,769	8,956	$—	—	$129,117,769	8,956

PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$—	—	$166,170,853	12,891

Subscriptions	1,129,003	86	—	—	1,129,003	86
Redemptions	(34,497,953)	(2,577)	—	—	(34,497,953)	(2,577)
Net income (loss)	9,172,631	—	—	—	9,172,631	—

PARTNERS’ CAPITAL - September 30, 2017	$141,974,534	10,400	$—	—	$141,974,534	10,400

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,117,420)	$9,172,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(152,712,200)	(76,612,467)
Amortization of premium/discount on securities	(1,009,993)	(59,619)
Sales of investments in securities	151,972,290	—
Net change in unrealized trading (gains) losses on investments in securities	(24,430)	12,554
Net change in unrealized trading (gains) losses on open contracts/agreements	906,249	6,186,515
Changes in assets and liabilities:
Due from brokers	(709,486)	(10,892,939)
Interest receivable	—	(61,915)
Net premiums paid on credit default swap agreements	(568,229)	(1,603,604)
Net premiums received on credit default swap agreements	1,158,945	957,297
Due to brokers	4,913,308	5,523,580
Accrued expenses and other liabilities	148,359	(153,554)

Net cash provided by operating activities	(42,607)	(67,531,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,644,000	1,129,003
Payments on redemptions	(12,564,384)	(35,958,139)

Net cash used in financing activities	(8,920,384)	(34,829,136)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,962,991)	(102,360,657)

CASH AND CASH EQUIVALENTS - Beginning of period	12,210,925	133,374,222

CASH AND CASH EQUIVALENTS - End of period	$3,247,934	$31,013,565

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$216,523	$93,503

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2018, and the results of its operations for the three and nine month periods ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $16,265,149 and $15,096,344 as of September 30, 2018 and December 31, 2017, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2018 and December 31, 2017, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2018, the Trading Company held foreign cash balances of $9,675,193 with a cost of $9,675,816, which are included in cash and cash equivalents. As of December 31, 2017, the Trading Company held foreign cash balances of $913,663 with a cost of $882,132, which are included in cash and cash equivalents. As of September 30, 2018 and December 31, 2017, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of September 30, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2018, the Trading Company holds $98,545,929 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from October 4, 2018 to February 21, 2019, have a total face value of $99,000,000. As of December 31, 2017, the Trading Company holds $96,771,597 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to April 19, 2018, have a total face value of $97,000,000. As of September 30, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine month periods ended September 30, 2018 and 2017. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Recent Accounting Pronouncement — In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2018 and December 31, 2017.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2018 and 2017.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2018 and December 31, 2017, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2018 and December 31, 2017, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$98,545,929	$—	$98,545,929	$—
Futures contracts	4,737,512	4,737,512	—	—
Forward contracts	3,427,509	—	3,427,509	—
Swap agreements	14,808,086	—	14,808,086	—

Total Assets	121,519,036	4,737,512	116,781,524	—

Liabilities
Futures contracts	(1,292,256)	(1,292,256)	—	—
Forward contracts	(4,540,230)	—	(4,540,230)	—
Swap agreements	(13,062,146)	—	(13,062,146)	—

Total Liabilities	(18,894,632)	(1,292,256)	(17,602,376)	—

Net Fair Value	$102,624,404	$3,445,256	$99,179,148	$—

	Fair Value Measurements
Investments	As of December 31, 2017	Level 1	Level 2	Level 3
Assets
Treasury bills	$96,771,597	$—	$96,771,597	$—
Futures contracts	6,454,345	6,454,345	—	—
Forward contracts	13,555,941	—	13,555,941	—
Swap agreements	17,747,044	—	17,747,044	—

Total Assets	134,528,927	6,454,345	128,074,582	—

Liabilities
Futures contracts	(3,094,550)	(3,094,550)	—	—
Forward contracts	(13,954,400)	—	(13,954,400)	—
Swap agreements	(15,723,657)	—	(15,723,657)	—

Total Liabilities	(32,772,607)	(3,094,550)	(29,678,057)	—

Net Fair Value	$101,756,320	$3,359,795	$98,396,525	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2018 or 2017 based on the levels assigned at December 31, 2017 or 2016.

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

As of September 30, 2018 and December 31, 2017, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2018		December 31, 2017
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$279,179	$125,000,000
101-250	—	—	12,677	15,000,000
251-350	175,067	15,000,000	61,154	15,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$175,067	$15,000,000	$353,010	$155,000,000

	September 30, 2018		December 31, 2017
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$988	$130,000,000	$—	$—
101-250	—	—	—	—
251-350	(92,465)	35,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$(91,477)	$165,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2018 and December 31, 2017, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2018 of each credit default swap where the Trading Company is a seller, ranged between 60 basis points and 332 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 45 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of September 30, 2018 the Trading Company posted cash collateral of $1,991,967, and as of December 31, 2017, the Trading Company posted cash collateral of $2,363,611, with respective counterparties on these agreements in the normal course of business. As of September 30, 2018, open credit default swap agreements on selling protection have maturity dates ranging from June 20, 2023 to December 20, 2023. As of December 31, 2017, all open credit default swap agreements on selling protection have a maturity date of December 20, 2022.

During the three months ended September 30, 2018, the Trading Company traded 37,537 exchange-traded futures contracts and settled 56,099 forward contracts and 396 swap agreements. During the nine months ended September 30, 2018, the Trading Company traded 111,505 exchange-traded futures contracts and settled 167,147 forward contracts and 1,985 swap agreements. During the three months ended September 30, 2017, the Trading Company traded 55,284 exchange-traded futures contracts and settled 57,530 forward contracts and 540 swap agreements. During the nine months ended September 30, 2017, the Trading Company traded 166,788 exchange-traded futures contracts and settled 170,207 forward contracts and 2,446 swap agreements. As of September 30, 2018, the notional value of open forward contracts is $18,392,833,207 and the notional value of open swap contracts is $96,449,786. As of December 31, 2017, the notional value of open forward contracts was $27,859,813,117 and the notional value of open swap contracts was $(62,244,409). The trading activity of open forward and swap contracts as of September 30, 2018 and 2017 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2018 and December 31, 2017, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2018 and December 31, 2017, may differ from the net liability amounts recorded as of September 30, 2018 and December 31, 2017, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2018 and December 31, 2017, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	September 30, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$3,271,295		$(4,018,595)
Metals		156,214		(521,635)

Total open forward contracts		3,427,509		(4,540,230)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,112,733		(75,489)
Currencies		1,261		(15,761)
Energy		1,934,949		(307,081)
Indices		921,923		(347,719)
Interest rates		560,141		(473,281)
Metals		206,505		(72,925)

Total open futures contracts		4,737,512		(1,292,256)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		245,411		(191,567)
Interest rates		14,562,675		(12,870,579)

Total open swap agreements		14,808,086		(13,062,146)

Total Derivatives		$22,973,107		$(18,894,632)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$12,393,988		$(13,580,811)
Metals		1,161,953		(373,589)

Total open forward contracts		13,555,941		(13,954,400)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,079,942		(445,028)
Currencies		175,642		—
Energy		1,791,645		(794,911)
Indices		1,897,861		(619,136)
Interest rates		556,544		(1,121,132)
Metals		952,711		(114,343)

Total open futures contracts		6,454,345		(3,094,550)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		353,010		—
Interest rates		17,394,034		(15,723,657)

Total open swap agreements		17,747,044		(15,723,657)

Total Derivatives		$37,757,330		$(32,772,607)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$1,455,311	$3,973,618	$1,976,587	$(670,486)
Metals	1,820,349	1,333,849	797,934	(824,461)

Net realized trading gains (losses) on closed contracts/agreements	$3,275,660	$5,307,467	$2,774,521	$(1,494,947)

Currencies	$(1,831,443)	$(2,340,717)	$439,523	$(4,610,057)
Metals	(399,032)	(114,746)	(1,153,785)	376,488

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,230,475)	$(2,455,463)	$(714,262)	$(4,233,569)

Futures contracts
Agricultural	$601,727	$(2,135,720)	$(1,234,849)	$(1,855,271)
Currencies	73,902	456,845	500,124	412,309
Energy	1,033,123	(1,677,479)	1,675,966	(5,663,419)
Indices	(1,155,790)	2,583,478	(4,280,894)	21,278,045
Interest rates	(2,481,760)	(1,698,623)	(906,209)	(5,289,862)
Metals	735,188	1,468,914	(925,691)	1,361,408

Net realized trading gains (losses) on closed contracts/agreements	$(1,193,610)	$(1,002,585)	$(5,171,553)	$10,243,210

Agricultural	$(3,866)	$(549,262)	$402,330	$(794,755)
Currencies	(61,135)	(188,567)	(190,142)	(295,102)
Energy	(537,792)	727,540	631,134	(1,142,249)
Indices	896,856	3,229,116	(704,521)	1,425,269
Interest rates	(1,170,571)	438,663	651,448	(1,429,317)
Metals	52,067	(509,134)	(704,788)	195,723

Net change in unrealized trading gains (losses) on open contracts/agreements	$(824,441)	$3,148,356	$85,461	$(2,040,431)

Swap agreements
Credit default swaps	$509,624	$1,477,949	$(351,035)	$5,001,440
Interest rate swaps	106,968	(88,306)	(1,037,593)	686,471

Net realized trading gains (losses) on closed contracts/agreements	$616,592	$1,389,643	$(1,388,628)	$5,687,911

Credit default swaps	$(43,589)	$(141,436)	$(299,166)	$(112,419)
Interest rate swaps	(1,387,481)	1,574,582	21,719	199,904

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,431,070)	$1,433,146	$(277,447)	$87,485

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of

September 30, 2018 and December 31, 2017, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of September 30, 2018
Open futures contracts
Bank of America Merrill Lynch	$3,165,015	$(374,730)	$2,790,285	$—	$—	$2,790,285
Credit Suisse	434,887	(359,586)	75,301	—	—	75,301
JPMorgan Chase	1,137,610	(557,940)	579,670	—	—	579,670

Total open futures contracts	$4,737,512	$(1,292,256)	$3,445,256	$—	$—	$3,445,256

Open forward contracts
Deutsche Bank	$797,792	$(797,792)	$—	$—	$—	$—
HSBC	1,892,103	(1,892,103)	—	—	—	—
JPMorgan Chase	27,986	(27,986)	—	—	—	—
Royal Bank of Scotland	709,628	(709,628)	—	—	—	—

Total open forward contracts	$3,427,509	$(3,427,509)	$—	$—	$—	$—

Open swap agreements
Deutsche Bank	$714,176	$(714,176)	$—	$—	$—	$—
JPMorgan Chase	14,093,910	(11,865,332)	2,228,578	—	—	2,228,578

Total open swap agreements	$14,808,086	$(12,579,508)	$2,228,578	$—	$—	$2,228,578

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$3,668,590	$(1,137,489)	$2,531,101	$—	$—	$2,531,101
Credit Suisse	889,714	(889,714)	—	—	—	—
JPMorgan Chase	1,896,041	(499,947)	1,396,094	—	—	1,396,094

Total open futures contracts	$6,454,345	$(2,527,150)	$3,927,195	$—	$—	$3,927,195

Open forward contracts
Credit Suisse	$225,674	$—	$225,674	$—	$—	$225,674
Deutsche Bank	2,249,000	(2,240,185)	8,815	—	—	8,815
HSBC	5,729,854	(5,729,854)	—	—	—	—
JPMorgan Chase	810,816	(17,008)	793,808	—	—	793,808
Royal Bank of Scotland	4,540,597	(4,540,597)	—	—	—	—

Total open forward contracts	$13,555,941	$(12,527,644)	$1,028,297	$—	$—	$1,028,297

Open swap agreements
Credit Suisse	$188,671	$—	$188,671	$—	$—	$188,671
Deutsche Bank	390,326	(390,326)	—	—	—	—
JPMorgan Chase	17,168,047	(15,191,828)	1,976,219	—	—	1,976,219

Total open swap agreements	$17,747,044	$(15,582,154)	$2,164,890	$—	$—	$2,164,890

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2018
Open futures contracts
Bank of America Merrill Lynch	$374,730	$(374,730)	$—	$—	$—	$—
Credit Suisse	359,586	(359,586)	—	—	—	—
JPMorgan Chase	557,940	(557,940)	—	—	—	—

Total open futures contracts	$1,292,256	$(1,292,256)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,310,809	$(797,792)	$513,017	$—	$513,017	$—
HSBC	2,076,589	(1,892,103)	184,486	—	184,486	—
JPMorgan Chase	217,223	(27,986)	189,237	—	189,237	—
Royal Bank of Scotland	935,609	(709,628)	225,981	—	225,981	—

Total open forward contracts	$4,540,230	$(3,427,509)	$1,112,721	$—	$1,112,721	$—

Open swap agreements
Credit Suisse	$161,821	$—	$161,821	$—	$161,821	$—
Deutsche Bank	1,034,993	(714,176)	320,817	—	320,817	—
JPMorgan Chase	11,865,332	(11,865,332)	—	—	—	—

Total open swap agreements	$13,062,146	$(12,579,508)	$482,638	$—	$482,638	$—

As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,137,489	$(1,137,489)	$—	$—	$—	$—
Credit Suisse	1,457,114	(889,714)	567,400	—	567,400	—
JPMorgan Chase	499,947	(499,947)	—	—	—	—

Total open futures contracts	$3,094,550	$(2,527,150)	$567,400	$—	$567,400	$—

Open forward contracts
Deutsche Bank	$2,240,185	$(2,240,185)	$—	$—	$—	$—
HSBC	6,353,770	(5,729,854)	623,916	—	623,916	—
JPMorgan Chase	17,008	(17,008)	—	—	—	—
Royal Bank of Scotland	5,343,437	(4,540,597)	802,840	—	802,840	—

Total open forward contracts	$13,954,400	$(12,527,644)	$1,426,756	$—	$1,426,756	$—

Open swap agreements
Deutsche Bank	$531,829	$(390,326)	$141,503	$—	$141,503	$—
JPMorgan Chase	15,191,828	(15,191,828)	—	—	—	—

Total open swap agreements	$15,723,657	$(15,582,154)	$141,503	$—	$141,503	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2018
Open forward contracts
Deutsche Bank	$3,300,035
HSBC	$3,311,556
JPMorgan Chase	$2,452,756
RBS	$3,545,914

Open swap agreements
Credit Suisse	$2,059,528

As of December 31, 2017
Open futures contracts
Credit Suisse	$4,030,135

Open forward contracts
HSBC	$3,680,215
RBS	$2,127,882

Open swap agreements
Deutsche Bank	$3,122,453

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Per unit operating performance:
Beginning net asset value	$14,477.92	$12,957.45	$14,855.39	$12,890.21

Income (loss) from investment operations:
Net investment gain (loss)	25.92	4.38	55.52	(23.47)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(87.63)	689.61	(494.70)	784.70

Total income (loss) from investment operations	(61.71)	693.99	(439.18)	761.23

Ending net asset value	$14,416.21	$13,651.44	$14,416.21	$13,651.44

Ratios to average partners’ capital[1]:
Expenses	0.96%	0.63%	0.92%	0.82%

Net investment gain (loss)	0.72%	0.13%	0.51%	(0.24)%

Total return[2]	(0.43)%	5.36%	(2.96)%	5.91%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to September 30, 2018 through November 14, 2018, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,450,002, and limited partner redemptions of $2,344,245.

The General Partner has evaluated the impact of subsequent events on the Trading Company through November 14, 2018, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2018. The Partnership’s capitalization was $104,985,872 as of September 30, 2018. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,029,675	1.93%
Bonds	$1,656,777	1.58%
Currencies	$1,482,799	1.41%
Energy	$1,510,011	1.44%
Interest rates	$569,110	0.54%
Metals	$961,823	0.92%
Stock indices	$4,721,461	4.50%
Total	$12,931,655	12.32%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2018:

30-September-18
Ending Equity	$104,985,872

Nine months ended September 30, 2018:

Net assets decreased $14,612,225 for the nine months ended September 30, 2018. This decrease was attributable to subscriptions in the amount of $4,265,664, redemptions in the amount of $11,738,472 and a net loss from operations of $7,139,417.

Management fees of $2,513,090 and servicing fees of $842,660 were paid or accrued, and interest of $1,221,839 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2018.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2018 were $1,089,461.

Three months ended September 30, 2018:

Net assets decreased $5,409,454 for the three months ended September 30, 2018. This decrease was attributable to subscriptions in the amount of $1,256,101, redemptions in the amount of $5,074,137 and a net loss from operations of $1,591,418.

Management Fees of $798,980 and servicing fees of $267,916 were paid or accrued, and interest of $459,461 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2018.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2018 were $375,188.

In July, the Partnership sustained negative returns with losses in the currencies, fixed income and energy markets outweighing gains in the credit and equity sectors. The Partnership’s currency positions were the largest detractors from performance as the Partnership’s short exposure to several emerging market currencies, such as the Brazilian real and Chilean peso, overshadowed gains realized through the Partnership’s shorts in Japanese yen and Turkish lira. With fixed income yields broadly rising in July, the losses sustained from the Partnership’s long European positions including German bunds and French OATs outdistanced gains achieved from its short North American positions including Canadian bonds and U.S. Treasuries. Commodity trading also produced losses for the month, although achieving more mixed results. Of particular note, long positions in crude oil and short exposure to wheat incurred losses while shorts in metals, sugar and coffee provided partially offsetting gains. Credit trading was similarly mixed during the month but ended in positive territory as short protection positions in U.S. high yields outperformed losses sustained from exposure to European CDS indices. Equity trading helped to reverse the Partnership’s overall losses in July with long exposure to the S&P 500 index proving particularly profitable.

August trading produced modest gains for the Partnership. The Partnership’s currency, commodity and equity positions each generated positive returns while fixed income and credit created a slight drag on overall performance. In the foreign exchange market, the Partnership’s short exposure to the Turkish lira against the U.S. dollar benefitted from the lira falling by one third. Such gains were partially tempered, however, by losses sustained from long positioning in the Mexican peso against the U.S. dollar. Commodity trading produced strong results for the month. The Partnership’s short exposure to silver, copper and coffee produced notable gains which outweighed losses resulting from short positions in natural gas. The Partnership’s equity trading was more mixed and yielded mild positive returns. Long exposure to the Nasdaq 100 generated gains, while a long position in the FTSE 100 resulted in partially offsetting losses. Fixed income and credit trading, in turn, each produced mild losses for the month. Despite achieving gains on long bond positioning in the face of compressing yields, short exposure to U.S. Treasuries generated losses. In the credit markets, the Partnership’s exposure to EU indices, both main and crossover, suffered during the month and outweighed gains from U.S. high yield and emerging market credit positions.

The Partnership ended the quarter in negative territory with gains achieved in the commodities and credit markets outweighed by losses sustained through fixed income, foreign exchange and equities trading. Currency trading proved the loss leader for the month with short positions in the Canadian dollar and Swedish krona and long exposure to the Euribor each generating losses. The Partnership similarly struggled in the equity markets as long exposure to the Russell 2000 and Nifty index suffered from both indices retracing from recent highs. Short protection in the credit markets helped to reverse these losses as credit spreads tightened across a number of credit indices. The Partnership’s commodity positions also served to buoy overall performance on account of the Partnership’s long oil positions benefitting from a continued rise in oil prices and short exposure to cocoa also performing positively. With respect to bonds and rates, long positions in German and French bonds produced losses which were slightly pared by the gains realized from the Partnership’s growing short position in U.S. Treasuries.

Three months ended June 30, 2018:

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

Three months ended March 31, 2018:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2018. As of September 30, 2018, the Partnership’s average quarter-end capitalization was $109,899,950.

Quarter-Ended September 30, 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,752,123	1.59%	$2,029,675	$1,481,845
Bonds	$1,935,048	1.76%	$2,338,575	$1,656,777
Credit	$547,258	0.50%	$830,398	—
Currencies	$4,661,382	4.24%	$7,024,528	$1,482,799
Energies	$1,426,321	1.30%	$1,510,011	$1,376,505
Interest rates	$2,084,100	1.90%	$3,054,227	$569,110
Metals	$983,161	0.89%	$1,057,648	$930,014
Stock indices	$3,569,625	3.25%	$4,721,461	$2,467,092
Total*	$16,959,020	15.43%	$22,565,523	$9,964,141

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2018. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2018.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2018, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in US, Germany, France, Australia and the UK. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2018, the Partnership’s primary currency exposures were in the U.S. dollar versus the UK sterling, Japanese yen, Australian dollar, Euro and Mexican peso. The primary exposure in the currency crosses were in the Australian dollar versus the Euro and versus the UK sterling.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2018, the Partnership’s primary exposures were in the S&P 500 Index, the NASDAQ 100 Index, the Russell 2000 Index and the Nikkei Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2018, the Partnership’s primary metals market exposures were in gold, silver, and palladium.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, wheat, sugar and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2018.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2018, the main exposures were in crude oil, gasoline and gas oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2018.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2018, August 2018 and September 2018, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $50,000, $0 and $1,130,000, respectively. On the first business day of July 2018, August 2018 and September 2018, the Partnership sold no Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners. On the first business day of July 2018, August 2018 and September 2018, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $87,730, $0 and $0, respectively. On the first business day of July 2018, August 2018 and September 2018, the Partnership sold no Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2018:

Date of Redemption: (last business day)	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2018	$809,474	$0	$210,975	$0
August 2018	$844,948	$592,263	$858,767	$0
September 2018	$1,013,767	$88,628	$655,315	$0
TOTAL	$2,668,189	$680,891	$1,725,057	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 14, 2018, for the quarterly period ended June 30, 2018, with the Partnership’s Quarterly Report on Form 10-Q.

4.1	Seventh Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2018.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Eric Burl

President and Principal Executive Officer

By: /s/ Colin Bettison

As Co-Principal Financial Officer