Form 10-K
period 2018-12-31
MAN AHL DIVERSIFIED I LP
filed 2019-03-29
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2018 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated serve as the Trading Company’s futures brokers; the Royal Bank of Scotland, HSBC Bank PLC and Deutsche Bank AG, London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain over-the-counter (“OTC”) interest rate swap trading through J.P. Morgan Chase Bank N.A. and Deutsche Bank AG, London Branch (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

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

(b)    Holders.

As of December 31, 2018, there were 409 holders of Class A Units, 33 holders of Class A-2 Units, 459 holders of Class B Units and 0 holders of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2018, November 2018 and December 2018, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $99,998, $482,218 and $0, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2018:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2018	$1,641,111	$0	$610,241	$0
November 2018	$1,006,202	$151,912	$1,077,329	$148,314
December 2018	$4,998,218	$0	$472,935	$0

TOTAL	$7,645,531	$151,912	$2,192,721	$148,314

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2018, 2017, 2016, 2015 and 2014 and total assets of the Partnership at December 31, 2018, 2017, 2016, 2015 and 2014.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Revenue:*
Total net realized and unrealized gains (losses)	1,245,752	$18,205,710	$(7,289,110)	$6,864,267	$56,337,563
Interest income	1,764,072	854,933	293,762	149,041	212,816
Expenses:**
Incentive fees	-	-	-	-	-
Management fees	3,276,679	3,796,264	4,734,252	5,952,076	5,460,196
Servicing fees	1,098,660	1,272,301	1,588,234	2,000,360	1,918,407
Brokerage commissions	284,613	486,447	652,371	880,423	692,601
Administrative expenses	1,182,114	909,312	1,282,068	917,580	1,048,539
Net income (loss)	(2,832,242)	$12,596,319	$(15,252,273)	$(2,737,131)	$47,430,636
Total assets	105,907,806	$122,096,273	$143,034,688	$183,176,794	$206,033,379
Total Partnership capital	99,736,784	$119,598,097	$139,406,484	$173,101,434	$202,024,664
Net Asset Value per outstanding unit - Class A - Series 1	3,379.30	$3,449.91	$3,120.88	$3,444.80	$3,506.22
Net Asset Value per outstanding unit - Class A - Series 2	3,818.72	$3,849.96	$3,439.38	$3,749.11	$3,768.41
Net Asset Value per outstanding unit - Class B - Series 1	3,379.15	$3,449.76	$3,120.74	$3,444.82	$3,506.23
Net Asset Value per outstanding unit - Class B - Series 2***	3,604.14	$3,850.01	$3,439.44	$3,749.17	$3,768.48
Increase (decrease) in Net Asset Value per Class A - Series 1 unit^	(70.61)	$315.48	$(331.06)	$(44.88)	$741.76
Increase (decrease) in Net Asset Value per Class A - Series 2 unit^	(31.24)	$396.34	$(219.86)	$(12.04)	$852.88
Increase (decrease) in Net Asset Value per Class B - Series 1 unit^	(70.61)	$305.71	$(319.17)	$(71.60)	$744.55
Increase (decrease) in Net Asset Value per Class B - Series 2 unit^***	(245.87)	$410.60	$(309.74)	$(21.95)	$720.96

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
^	Based on weighted average units outstanding during the year.
***	Pre-redemption

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

During its operations through December 31, 2018, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2018 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2018. The Partnership’s capitalization was $99,736,784 as of December 31, 2018. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2018
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,331,292	1.33%
Bonds	$2,893,336	2.90%
Credit	$769,157	0.77%
Currencies	$193,156	0.19%
Energy	$1,214,087	1.22%
Interest rates	$3,196,054	3.20%
Metals	$1,563,054	1.57%
Stock indices	$4,103,465	4.11%
Total	$15,263,601	15.30%

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

	2018 31-Dec -18	2017 31-Dec -17
Ending Equity	$99,736,784	$119,598,097

Net assets decreased $19,861,313 for the year ended December 31, 2018. This decrease was attributable to subscriptions in the amount of $4,815,565, redemptions in the amount of $21,844,636 and net loss from operations of $2,832,242.

For the year ended December 31, 2018, the Partnership accrued or paid total expenses of $5,842,070, including $1,098,660 in servicing fees, $3,276,679 in General Partner administrative fees and Trading Advisor management fees, and $1,466,734 in other expenses. Interest of $1,764,072 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit decreased by $70.61 to $3,379.30. The Net Asset Value of a Class B Unit decreased by $31.24 to $3,818.72. The Net Asset Value of a Class A-2 Unit decreased by $70.61 to $3,379.15. The pre-redemption Net Asset Value of a Class B-2 Unit decreased by $245.87 to $3,604.14.

In the equities sector, the Partnership’s positions produced net losses during the first and second quarters. Despite realizing notable profits in January from its long exposure to equity markets, the Partnership’s long positioning subsequently sustained losses in February and March on account of falling equity markets, including a significant one-day points loss in the Dow Jones Industrial Average and the S&P 500. During the second quarter, losses continued to be sustained from short positions in the VIX and Australian SPI 200 indices as well as long exposure to the FTSE Italia All Share index, the Singapore MSCI and the Hang Seng index. Third quarter trading produced negative, yet more neutral returns as losses from long exposure to the Russell 2000 and the Nifty index in September were offset by gains generated from long exposure to the S&P 500 and the Nasdaq 100 in July and August, respectively. Fourth quarter equity trading also brought mixed results. Downward price movements in October battered the Partnership’s positioning in the S&P 500 while the Partnership’s short exposure to the Hang Seng and Kospi indices suffered losses amidst November rebounding in the Asian equity markets. With the S&P 500 losing as much as 16% intra-month, the Partnership realized notable profits from its net short positions in December, particularly with respect to Russell 2000 Index futures.

With respect to fixed-income trading, the Partnership started and ended the year with strong returns but suffered losses in the second and third quarters. Gains were achieved in January and February on short exposure to U.S. 10-year treasuries, while in March, profits from long positions in European 10-year bonds outweighed losses from unprofitable short positions in Canadian and Japanese government bonds. The second and third quarters brought a reversal of fortunes as the Partnership suffered from long exposure to U.S. 5-year treasury notes and the German bund in April, short positioning in Canadian and U.S. Treasuries in May and long European exposure including German bunds and French bonds in July and September. The Partnership thereafter experienced a return to profitability in the fixed-income sector with short positions in U.S. instruments performing positively in October in the face of increasing U.S. interest rates across key maturities. With equity markets experiencing significant volatility in December, the Partnership’s long exposure to Japanese, Australian and U.S. fixed-income instruments generated notable gains despite partially offsetting losses from short positions in Canadian bond futures.

Although starting off the first quarter as a drag on Partnership performance, commodities trading provided mixed results during the course of the year. In January, losses from U.S. natural gas and copper positions outweighed gains from the trading of other energies such as crude oil, and energies and metals trading continued to generate notable losses in February. March performance was mostly flat with gains realized from long energy positioning and short agricultural exposure partially offset by losses sustained from long metals positions. The Partnership experienced more sustained, although modest, positive performance from second quarter commodity trading. In April, the Partnership’s energy trading was the profit leader in large part due to long exposure to Brent crude and UK natural gas, while more modest gains were achieved in May and June from continued long exposure to energies and short positioning in certain agriculturals such as corn. Third and fourth quarter performance was more mixed. In July, long positions in crude oil and short exposure to wheat resulted in net losses despite shorts in metals, sugar and coffee providing gains. August trading produced strong results with the Partnership’s short exposure to silver, copper and coffee creating notable gains and outweighing losses from short positions in natural gas. Long oil positions in September benefitted from a continued rise in oil prices and short exposure to cocoa also performed positively.

Losses sustained in October from shorts in sugar and coffee and long oil positions were largely made up in November as the Partnership’s long exposure to U.S. natural gas benefitted from a 50% surge in price during the first two weeks of the month and short oil positions benefitted from a 22% intra-month decline. December trading ended largely even with gains from long palladium, short aluminum and short oil positions mostly offset by losses in other metals and long exposure to U.S. natural gas.

The Partnership’s currency trading was fairly mixed over the year. In January, long exposure to the currencies of several emerging market economies outpaced losses from the Partnership’s exposure to the Swiss franc and Mexican peso. These gains were returned in February, however, from short exposure to the U.S. dollar against the Indian rupee and Brazilian real. Although March gains and losses largely offset each other, April currency trading yielded the weakest performance across the Partnership’s trading sectors with the largest losses resulting from long exposure to the Mexican peso and Russian ruble against the U.S. dollar. May trading experienced a rebound, particularly from a long position in the U.S. dollar against the Turkish lira which fell to record lows mid-month. Long exposure to U.S. dollars against a range of developed and emerging market currencies continued to serve as the Partnership’s strongest contributors of June performance. The reverse was true in July as short exposure to several emerging market currencies led to the largest detractors from Partnership performance. In August, short positions in Turkish lira against the U.S. dollar benefitted from the lira falling by a third. Such gains were partially offset, however, by short positions in the Canadian dollar and Swedish krona. The theme of mixed performance continued in the fourth quarter where dominant long U.S. positions experienced gains in October while short U.S. dollar positions against developed market currencies suffered in November. Currency trading ended the year also mixed but weakly positive as gains from a short position in the Canadian dollar against the U.S. dollar was largely offset by losses sustained from the Partnership’s switching positions in the Japanese yen.

Trading in the credit sector served as a mild drag on the Partnership’s overall performance in 2018. The Partnership’s exposure to most credit indices, notably in the investment-grade space, generated gains in January as did long credit positions in April and short credit protection in September, however, these gains were outweighed by moderate losses sustained during the remaining months of the year. Widening credit spreads in February, May and November and trend reversals in March each resulted in modest losses for the Partnership. In June, long exposure to Brazilian swaps outweighed gains from long exposure to Taiwanese swaps, while in August, the exposure to EU indices, both main and crossover, suffered and outdistanced gains from U.S. high yield and emerging market credit.

2017

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2018. During 2018, the Partnership’s average quarter-end capitalization was $107,359,159.

Fiscal Year 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,646,916	1.53%	$2,029,675	$1,331,292
Bonds	$2,174,620	2.03%	$2,893,336	$1,656,777
Credit	$602,733	0.56%	$830,398	$—
Currencies	$3,544,326	3.30%	$7,024,528	$193,156
Energies	$1,373,262	1.28%	$1,510,011	$1,214,087
Interest rates	$2,362,089	2.20%	$3,196,054	$569,110
Metals	$1,128,134	1.05%	$1,563,054	$930,014
Stock indices	$3,703,085	3.45%	$4,721,461	$2,467,092
Total	$16,535,165	15.40%	$23,768,517	$8,361,528

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2018.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2017. During 2017, the Partnership’s average quarter-end capitalization was $ 122,803,155.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2018, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Australia and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2018, the Partnership’s primary currency exposures were in the U.S. dollar versus the Canadian Dollar, Australian Dollar, Euro and Turkish Lira. The primary exposure in the currency crosses were in the Australian Dollar versus the Japanese Yen and the Euro versus the Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2018, the Partnership’s primary exposures were in the S&P 500 Index, the Korean Kospi Index, the Russell 2000 Index and the FTSE 100 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Portfolio used for the Partnership trades precious and base metals. As of December 31, 2018, the Partnership’s primary metals market exposures were in copper, palladium and aluminum.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, wheat, sugar and live cattle accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2018.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2018, the main exposures were in crude oil, gasoline and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2018.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2018 and 2017. This information has not been audited.

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018

Interest income*	542,233	459,461	424,476	337,902

Net Realized and Unrealized Gains (Losses)*	5,161,797	(608,795)	463,818	(3,771,068)

Expenses**	(1,396,885)	(1,442,084)	(1,645,395)	(1,541,413)

Net Income (Loss)	4,307,175	(1,591,418)	(573,420)	(4,974,579)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	136.00	(49.85)	(17.43)	(143.70)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	165.13	(36.36)	(8.15)	(149.56)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	132.52	(47.10)	(16.97)	(143.87)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	(69.34)	(43.50)	(7.19)	(149.22)

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017

Interest income*	277,998	236,432	204,812	135,691

Net Realized and Unrealized Gains (Losses)*	10,364,815	6,614,967	(14,202)	1,240,130

Expenses**	(1,534,362)	(1,533,986)	(1,645,395)	(1,750,581)

Net Income (Loss)	9,108,451	5,317,413	(1,454,785)	(374,760)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	254.14	138.94	(35.59)	(8.99)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	286.85	155.27	(29.91)	(0.62)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	246.53	136.67	(36.17)	(9.14)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	285.10	156.28	(29.94)	(0.86)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officers have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2018, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president and principal executive officer of the General Partner, and Mr. Colin Bettison and Mr. Daniel Kennedy are co-principal financial officers of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.

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

Colin Bettison, born October 1979, is currently Man Group’s Head of Operations for Man Americas, based in New York. Colin is responsible for the oversight of all operations areas for Man’s business lines in the Americas. Prior to his relocation to the US in April 2015, Colin was responsible for the Middle Office Accounting groups within Man for the Single Manager areas of the business, also overseeing the Risk and Portfolio Analysis, and Client and Performance Reporting teams. Prior to joining GLG (acquired by Man in 2010) in 2007, Colin worked for Merrill Lynch in their Credit Capital Markets area as a Product Accountant for the Credit Derivatives desk, and prior to that Colin trained as a Chartered Accountant with Tenon Group in London. Colin holds a BA (Hons) in Mathematical Sciences from the University of Oxford.

Daniel Kennedy, born December 1987, joined Man Group in 2014 as a GLG Middle Office Accountant and is currently responsible for managing the Middle Office Accounting and Operations business run out of New York. Prior to joining Man Group, Dan worked at Deloitte within the audit practice in the Financial Services Industry. Dan is a Certified Public Accountant and holds a BA in Economics and Accounting from the College of the Holy Cross.

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

(i)    Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Colin Bettison, the co-principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Bettison is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2018, the General Partner’s interest in the Partnership was valued at $629,813 which constituted 0.63% of total partners’ capital.

As of December 31, 2018, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $3,276,679 for the year ended December 31, 2018. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2018. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $1,098,660 in servicing fees for the year ended December 31, 2018. The General Partner’s interest in the Partnership earned net loss of $13,160 for the year ended December 31, 2018.

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

Item 14. Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2018 and 2017 were approximately $266,000 and $266,000, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2018 and 2017.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2018 and 2017 were approximately $185,000 and $150,000, respectively.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1	Section 1350 Certification of President, Principal Executive Officer

32.2	Section 1350 Certification of Co-Principal Financial Officer

32.3	Section 1350 Certification of Co-Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

Signature	Title with General Partner	Date

/s/ Eric Burl Eric Burl	President, Principal Executive Officer	March 28, 2019

/s/ Colin Bettison Colin Bettison	Co-Principal Financial Officer	March 28, 2019

/s/ Daniel Kennedy Daniel Kennedy	Co-Principal Financial Officer	March 28, 2019

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officers of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.
General Partner of Registrant
March 28, 2019

By	/s/ Eric Burl
Eric Burl
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2018 and 2017, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 28, 2019

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2018		December 31, 2017

ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$100,436,652		$120,339,022

Due from Man-AHL Diversified Trading Company L.P.	5,471,154		1,757,251

Total assets	$105,907,806		$122,096,273

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Redemptions payable	$5,471,154		$1,757,251

Management fees payable	257,965		297,472

Servicing fees payable	86,479		99,732

Accrued expenses and other liabilities	355,424		343,721

Total liabilities	6,171,022		2,498,176

PARTNERS’ CAPITAL:

General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2018 and December 31, 2017)	629,813		642,973

Limited Partners - Class A Series 1 (18,598.71 and 22,062.82 units outstanding at December 31, 2018 and December 31, 2017, respectively)	62,850,528		76,114,706

Limited Partners - Class A Series 2 (1,857.36 and 2,109.38 units outstanding at December 31, 2018 and December 31, 2017, respectively)	7,092,725		8,121,018

Limited Partners - Class B Series 1 (8,630.5 and 10,018.37 units outstanding at December 31, 2018 and December 31, 2017, respectively)	29,163,718		34,560,968

Limited Partners - Class B Series 2 (nil and 41.15 units outstanding at December 31, 2018 and December 31, 2017, respectively)	-		158,432

Total partners’ capital	99,736,784		119,598,097

Total liabilities and partners’ capital	$105,907,806		$122,096,273

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,379.30	*	$3,449.91	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,818.72	*	$3,849.96	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,379.15	*	$3,449.76	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 2	$-		$3,850.01	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,764,072	$854,933	$293,762
Brokerage commissions	(284,613)	(486,447)	(652,371)
Interest expense	(229,153)	(128,721)	(31,702)
Administration fees	(69,065)	(87,720)	(110,410)
Professional fees	(218,307)	(109,329)	(203,421)
Shareholder expenses	(164,660)	(157,307)	(216,572)
Other expenses	(77,208)	(53,242)	(130,274)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	721,066	(167,833)	(1,050,988)

PARTNERSHIP EXPENSES:
Management fees	3,276,679	3,796,264	4,734,252
Servicing fees	1,098,660	1,272,301	1,588,234
Administration fees	-	(8,071)	10,000
Professional fees	237,165	165,142	380,499
Other expenses	186,556	215,922	199,190

Total partnership expenses	4,799,060	5,441,558	6,912,175

Net investment loss	(4,077,994)	(5,609,391)	(7,963,163)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(3,654,490)	19,070,049	(10,667,334)
Net change in unrealized trading gains (losses) on securities	28,032	(34,746)	-
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	4,872,210	(829,593)	3,378,224

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	1,245,752	18,205,710	(7,289,110)

NET INCOME (LOSS)	$(2,832,242)	$12,596,319	$(15,252,273)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$(86.09)	$315.48	$(331.06)

CLASS A Series 2	$(46.40)	$396.34	$(219.86)

CLASS B Series 1	$(89.80)	$305.71	$(319.17)

CLASS B Series 2	$(268.70)	$410.60	$(309.74)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	21,545.67	26,217.39	31,038.25

CLASS A Series 2	2,029.48	2,258.32	3,298.83

CLASS B Series 1	9,722.09	11,164.94	13,280.64

CLASS B Series 2	37.65	41.15	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2018, 2017 and 2016

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Subscriptions	3,310,352	992	-	-	203,569	55	1,301,644	388	-	-	4,815,565	1,435

Transfers	32,316	10	-	-	-	-	(32,316)	(10)	-	-	-	-

Redemptions	(14,765,096)	(4,466)	-	-	(1,137,685)	(307)	(5,793,541)	(1,766)	(148,314)	(41)	(21,844,636)	(6,580)

Net income (loss)	(1,841,750)	-	(13,160)	-	(94,177)	-	(873,037)	-	(10,118)	-	(2,832,242)	-

PARTNERS’ CAPITAL

December 31, 2018	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	-	-	$99,736,784	29,272

PARTNERS’ CAPITAL

January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Subscriptions	812,575	257	-	-	505,600	145	1,021,844	316	-	-	2,340,019	718

Redemptions	(24,212,282)	(7,450)	-	-	(1,408,173)	(399)	(9,124,270)	(2,875)	-	-	(34,744,725)	(10,724)

Net income (loss)	8,209,849	-	61,323	-	895,066	-	3,413,185	-	16,896	-	12,596,319	-

PARTNERS’ CAPITAL

December 31, 2017	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

PARTNERS’ CAPITAL

January 1, 2016	$107,157,136	31,107	$642,022	186	$18,474,728	4,928	$46,673,266	13,549	$154,282	41	$173,101,434	49,811

Subscriptions	10,108,254	2,834	-	-	149,999	41	2,910,750	860	-	-	13,169,003	3,735

Redemptions	(15,745,724)	(4,685)	-	-	(9,770,937)	(2,606)	(6,095,019)	(1,832)	-	-	(31,611,680)	(9,123)

Net income (loss)	(10,215,102)	-	(60,372)	-	(725,265)	-	(4,238,788)	-	(12,746)	-	(15,252,273)	-

PARTNERS’ CAPITAL

December 31, 2016	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (2,832,242)	$12,596,319	$(15,252,273)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in Man-AHL Diversified Trading Company L.P.	(608,934)	(25,001)	(3,851,406)
Sales of investments in Man-AHL Diversified Trading Company L.P.	18,764,219	39,001,293	35,653,414

Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(1,966,818)	(18,037,877)	8,340,098

Changes in assets and liabilities:

Management fees payable	(39,507)	(51,993)	(583,528)

Servicing fees payable	(13,253)	(17,333)	(196,903)

Accrued expenses and other liabilities	11,703	(141,315)	246,788

Net cash provided by operating activities	13,315,168	33,324,093	24,356,190

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	4,815,565	2,340,019	13,169,003

Payments on redemptions	(18,130,733)	(35,664,112)	(37,525,193)

Net cash used in financing activities	(13,315,168)	(33,324,093)	(24,356,190)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - Beginning of year	-	-	-

CASH - End of year	$-	$-	$-

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

Man Investments Holdings, a United Kingdom private limited company that is part of Man Group plc, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

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

The Bank of New York Mellon serves as the administrator of the Partnership.

2.    SIGNIFICANT ACCOUNTING POLICIES

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements

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

At December 31, 2018 and December 31, 2017, the Partnership owned 6,606.11 and 8,100.69 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2018 and December 31, 2017 was 79.94% and 84.65%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2018 and December 31, 2017, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2018, 2017 and 2016, no incentive fees were earned by the Advisor.

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

Income Taxes – The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2018, 2017 and 2016. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Recent Accounting Pronouncement – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2018, 2017 and 2016.

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

Man-AHL Diversified I L.P. (A Delaware Limited Partnership) Notes to financial statements

5.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2018, 2017 and 2016:

	2018				2017				2016
	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2

Per unit operating performance:

Beginning net asset value	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44	$3,444.80	$3,749.11	$3,444.82	$3,749.17

Income (loss) from investment operations:

Net investment loss	(125.47)	(93.32)	(125.25)	(84.03)	(144.58)	(113.75)	(144.12)	(112.78)	(169.16)	(150.02)	(169.45)	(138.25)

Net realized and change in unrealized gains (losses) on trading activities	54.86	62.08	54.64	(161.84)	473.61	524.33	473.14	523.35	(154.76)	(159.71)	(154.63)	(171.48)

Total income (loss) from investment operations	(70.61)	(31.24)	(70.61)	(245.87)	329.03	410.58	329.02	410.57	(323.92)	(309.73)	(324.08)	(309.73)

Ending net asset value	$3,379.30	$3,818.72	$3,379.15	$3,604.14 [2]	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44

Ratios to average partners’ capital[1]:

Expenses other than incentive fees	5.36%	4.09%	5.36%	3.78%[3]	5.17%	3.84%	5.16%	3.80%	5.21%	4.22%	5.21%	3.93%

Total expenses	5.36%	4.09%	5.36%	3.78%[3]	5.17%	3.84%	5.16%	3.80%	5.21%	4.22%	5.21%	3.93%

Net investment loss	(3.77)%	(2.50)%	(3.77)%	(2.25)%[3]	(4.50)%	(3.19)%	(4.48)%	(3.15)%	(5.03)%	(4.01)%	(5.03)%	(3.75)%

Total return:

Total return before incentive fees	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]	10.54%	11.94%	10.54%	11.94%	(9.40)%	(8.26)%	(9.41)%	(8.26)%

Total return after incentive fees	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]	10.54%	11.94%	10.54%	11.94%	(9.40)%	(8.26)%	(9.41)%	(8.26)%

[1]	Includes amounts allocated from the Trading Company.
[2]	Ending NAV per share is calculated immediately prior to the final redemption.
[3]	Ratios have been annualized for the period.
[4]	Total return has not been annualized for the period.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2018, through March 28, 2019, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $41,699 and limited partner redemptions of $3,102,270.

The General Partner has evaluated the impact of subsequent events on the Partnership through March 28, 2019, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 28, 2019

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of financial condition

	December 31, 2018	December 31, 2017
ASSETS

Equity in trading accounts:

Net unrealized trading gains on open futures contracts	$6,596,048	$3,927,195

Net unrealized trading gains on open forward contracts	1,390,649	1,028,297

Net unrealized trading gains on open swap agreements	3,409,208	2,164,890

Net premiums paid on credit default swap agreements	-	6,666,561

Due from brokers	14,621,567	23,463,754

Total equity in trading accounts	26,017,472	37,250,697

Cash and cash equivalents	7,258,493	12,210,925

Investment in securities, at fair value (cost $100,492,099 and $96,800,132 at December 31, 2018 and December 31, 2017, respectively)	100,496,680	96,771,597

Total assets	$133,772,645	$146,233,219

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized trading losses on open futures contracts	$-	$567,400

Net unrealized trading losses on open forward contracts	-	1,426,756

Net unrealized trading losses on open swap agreements	223,991	141,503

Net premiums received on credit default swap agreements	1,171,839	-

Redemptions payable to Man-AHL Diversified I L.P.	5,471,154	1,757,251

Redemptions payable to Man-AHL Diversified II L.P.	890,984	-

Accrued expenses and other liabilities	375,777	184,276

Total liabilities	8,133,745	4,077,186

PARTNERS’ CAPITAL:

Limited Partners (8,263.75 and 9,569.32 units outstanding at December 31, 2018 and December 31, 2017, respectively)	125,638,900	142,156,033

Total partners’ capital	125,638,900	142,156,033

Total liabilities and partners’ capital	$133,772,645	$146,233,219

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$15,203.61	$14,855.39

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Condensed schedules of investments

	December 31, 2018		December 31, 2017
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$50,531	0.0	$246,650	0.2
Currencies	(36,231)	0.0	5,704	0.0
Energy	(378,353)	(0.3)	1,641,226	1.1
Indices	399,777	0.3	777,725	0.5
Interest Rates	3,682,036	3.0	(915,992)	(0.6)
Metals	244,730	0.2	952,711	0.7

Total futures contracts - long	3,962,490	3.2	2,708,024	1.9

FUTURES CONTRACTS - Short:
Agricultural	477,626	0.4	388,264	0.3
Currencies	1,609	0.0	169,938	0.1
Energy	1,206,914	0.9	(644,492)	(0.4)
Indices	824,586	0.7	501,000	0.4
Interest Rates	(530)	0.0	351,404	0.2
Metals	123,353	0.1	(114,343)	(0.1)

Total futures contracts - short	2,633,558	2.1	651,771	0.5

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$6,596,048	5.3	$3,359,795	2.4

FORWARD CONTRACTS - Long:
Australian dollars	$(260,370)	(0.2)	$490,862	0.3
Brazilian real	(11,038)	0.0	(468,386)	(0.3)
Mexican peso	346,308	0.3	(509,969)	(0.4)
Turkish lira	28,240	0.0	198,925	0.1
Metal	116,062	0.1	125,439	0.1
New Zealand dollars	(63,678)	(0.1)	181,692	0.1
South African rand	(51,666)	0.0	1,992,314	1.4
South Korean won	94,082	0.1	479,610	0.3
U.K. pound	49,189	0.0	137,576	0.1
Other	1,405,662	1.1	2,376,938	1.8

Total long forward contracts vs USD	1,652,791	1.3	5,005,001	3.5

FORWARD CONTRACTS - Short:
Australian dollars	$430,295	0.3	$(773,960)	(0.5)
Brazilian real	(55,752)	0.0	160,014	0.1
Mexican peso	(437,397)	(0.3)	400,436	0.3
Turkish lira	(10,202)	0.0	(384,092)	(0.3)
Metal	(95,391)	(0.1)	(356,556)	(0.3)
New Zealand dollars	63,395	0.1	(496,735)	(0.3)
South African rand	(10,572)	0.0	(1,289,987)	(0.9)
South Korean won	(179,312)	(0.1)	(173,019)	(0.1)
U.K. pound	(124,243)	(0.1)	(197,920)	(0.1)
Other	(612,335)	(0.6)	(3,305,001)	(2.4)

Total short forward contracts vs USD	(1,031,514)	(0.8)	(6,416,820)	(4.5)

Forward contracts - Cross currencies	373,092	0.3	(6,121)	(0.0)
Forward contracts - Metal non USD	396,280	0.3	1,019,481	0.7

	769,372	0.6	1,013,360	0.7

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$1,390,649	1.1	$(398,459)	(0.3)

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Condensed schedules of investments (continued)

		December 31, 2018		December 31, 2017
	Principal	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,171,839 and $nil, as of December 31, 2018 and December 31, 2017, respectively)		$(129,311)	(0.1)	$-	-
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021, as of December 31, 2018 and December 31, 2017, respectively)		22,028,139	17.5	16,802,781	11.8
Other interest rate swaps		1,655,690	1.3	(526,575)	(0.4)

Total swap agreements - long		23,554,518	18.7	16,276,206	11.4

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $nil and $6,666,561, as of December 31, 2018 and December 31, 2017, respectively)		-	0.0	353,010	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 2, 2019 - January 4, 2021 and January 2, 2018 - January 4, 2021, as of December 31, 2018 and December 31, 2017, respectively)		(18,548,398)	(14.8)	(14,884,893)	(10.4)
Other interest rate swaps		(1,820,903)	(1.4)	279,064	0.2

Total swap agreements - short		(20,369,301)	(16.2)	(14,252,819)	(10.0)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$3,185,217	2.5	$2,023,387	1.4

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$11,171,914	8.9	$4,984,723	3.5

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 03/29/18	35,000,000	$-	-	$34,886,317	24.6
United States Treasury Bill 0% 01/11/18	15,000,000	-	-	14,995,766	10.5
United States Treasury Bill 0% 01/25/18	12,000,000	-	-	11,990,673	8.4
United States Treasury Bill 0% 02/08/18	15,000,000	-	-	14,981,378	10.5
United States Treasury Bill 0% 04/19/18	20,000,000	-	-	19,917,463	14.1
United States Treasury Bill 0% 06/20/19	8,000,000	7,909,098	6.3	-	-
United States Treasury Bill 0% 01/10/19	10,000,000	9,995,142	8.0	-	-
United States Treasury Bill 0% 02/21/2019	32,000,000	31,895,549	25.4	-	-
United States Treasury Bill 0% 03/14/19	40,000,000	39,816,449	31.6	-	-
United States Treasury Bill 0% 06/13/19	11,000,000	10,880,442	8.7	-	-

Total U.S. government securities - long		100,496,680	80.0	96,771,597	68.1

TOTAL INVESTMENT IN SECURITIES (COST $100,492,099 and $96,800,132 at December 31, 2018 and December 31, 2017, respectively)		$100,496,680	80.0	$96,771,597	68.1

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of operations For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
NET INVESTMENT INCOME:
Interest income	$2,136,010	$1,012,437	$342,604

Total investment income	$2,136,010	$1,012,437	$342,604

EXPENSES
Brokerage commissions	342,946	576,325	758,136
Interest expense - brokers	276,420	152,360	37,005
Administration fees	83,396	104,746	128,427
Professional fees	265,070	129,294	238,550
Shareholder expenses	198,563	186,767	252,000
Other expenses	93,063	63,217	151,501

Total expenses	1,259,458	1,212,709	1,565,619

Net investment income (loss)	876,552	(200,272)	(1,223,015)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	(4,223,280)	22,715,979	(12,667,289)
Net change in unrealized gains (losses) on translation of foreign currency	(188,527)	144,427	(238,109)
Net change in unrealized trading gains (losses) on investments in securities	33,116	(41,089)	-
Net change in unrealized trading gains (losses) on open contracts/agreements	6,187,191	(1,098,225)	4,119,026

Net gain (loss) on trading activities	1,808,500	21,721,092	(8,786,372)

NET INCOME (LOSS)	$2,685,052	$21,520,820	$(10,009,387)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$287.61	$1,869.01	$(712.65)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	9,335.60	11,514.57	14,045.25

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of changes in partners’ capital For the years ended December 31, 2018, 2017 and 2016

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$-	-	$142,156,033	9,569

Subscriptions	5,251,107	364	-	-	5,251,107	364

Redemptions	(24,453,292)	(1,669)	-	-	(24,453,292)	(1,669)

Net income	2,685,052	-	-	-	2,685,052	-

PARTNERS’ CAPITAL - December 31, 2018	$125,638,900	8,264	$-	-	$125,638,900	8,264

PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$-	-	$166,170,853	12,891

Subscriptions	1,129,003	86	-	-	1,129,003	86

Redemptions	(46,664,643)	(3,408)	-	-	(46,664,643)	(3,408)

Net income	21,520,820	-	-	-	21,520,820	-

PARTNERS’ CAPITAL - December 31, 2017	$142,156,033	9,569	$-	-	$142,156,033	9,569

PARTNERS’ CAPITAL - January 1, 2016	$199,706,130	14,669	$-	-	$199,706,130	14,669

Subscriptions	10,014,827	700	-	-	10,014,827	700

Redemptions	(33,540,717)	(2,478)	-	-	(33,540,717)	(2,478)

Net income	(10,009,387)	-	-	-	(10,009,387)	-

PARTNERS’ CAPITAL - December 31, 2016	$166,170,853	12,891	$-	-	$166,170,853	12,891

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Statements of cash flows For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,685,052	$21,520,820	$(10,009,387)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in securities	(211,082,175)	(96,498,814)	-

Amortization of premium/discount on securities	(1,575,676)	(301,318)	-

Sales of investments in securities	208,965,884	-	-

Net change in unrealized trading (gains) losses on investments in securities	(33,116)	28,535	-

Net change in unrealized trading (gains) losses on open contracts/agreements	(6,187,191)	1,098,225	(4,119,026)

Changes in assets and liabilities:

Due from brokers	8,842,187	1,171,888	1,116,641

Interest receivable	-	3,223	(3,223)

Net premiums paid on credit default swap agreements	6,666,561	(876,275)	(5,030,490)

Net premiums received on credit default swap agreements	1,171,839	(141,078)	(571,367)

Accrued expenses and other liabilities	191,501	(278,410)	111,412

Net cash provided by operating activities	9,644,866	(74,273,204)	(18,505,440)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	5,251,107	1,129,003	10,014,827

Payments on redemptions	(19,848,405)	(48,019,096)	(39,019,164)

Net cash used in financing activities	(14,597,298)	(46,890,093)	(29,004,337)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALEN	(4,952,432)	(121,163,297)	(47,509,777)

CASH AND CASH EQUIVALENTS - Beginning of year	12,210,925	133,374,222	180,883,999

CASH AND CASH EQUIVALENTS - End of year	$7,258,493	$12,210,925	$133,374,222

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

Cash paid for interest during the period	$276,420	$152,360	$37,005

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

Man Investments Holdings, a United Kingdom private limited company that is part of Man Group plc, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group plc, is the sole shareholder of the General Partner.

The Bank of New York Mellon serves as the administrator of the Trading Company.

2.    SIGNIFICANT ACCOUNTING POLICIES

The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Due from Brokers – Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), BNP Paribas (“BNP”) and HSBC. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $8,825,790 and $15,096,344 as of December 31, 2018 and December 31, 2017, respectively.

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

Derivative Contracts – In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which mainly use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of net premiums paid or received on the Statement of Financial Condition. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2018 and 2017, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2018, the Trading Company did not hold any foreign cash balances. As of December 31, 2017, the Trading Company held foreign cash balances totaling $913,663 with a cost of $882,132. As of December 31, 2018 and 2017, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of December 31, 2018 and December 31, 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities – Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2018, the Trading Company holds $100,496,680 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 10, 2019 to June 20, 2019, have a total face value of $101,000,000. As of December 31, 2017, the Trading Company holds $96,771,597 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 11, 2018 to April 19, 2018, have a total face value of $97,000,000. As of December 31, 2018 and 2017, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

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

2018, 2017 and 2016. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2015.

Net Income (Loss) Per Unit – Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Recent Accounting Pronouncement – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

3.    LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2018, 2017 and 2016.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2018, 2017 and 2016.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2018 and December 31, 2017, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2018 and December 31, 2017, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2018	Level 1	Level 2	Level 3

Assets
Treasury bills	$100,496,680	$-	$100,496,680	$-
Futures contracts	7,529,667	7,529,667	-	-
Forward contracts	8,965,462	-	8,965,462	-
Swap agreements	24,142,418	-	24,142,418	-

Total Assets	141,134,227	7,529,667	133,604,560	-

Liabilities
Futures contracts	(933,619)	(933,619)	-	-
Forward contracts	(7,574,813)	-	(7,574,813)	-
Swap agreements	(20,957,201)	-	(20,957,201)	-

Total Liabilities	(29,465,633)	(933,619)	(28,532,014)	-

Net Fair Value	$111,668,594	$6,596,048	$105,072,546	$-

	Fair Value Measurements
Investments	As of December 31, 2017	Level 1	Level 2	Level 3

Assets
Treasury bills	$96,771,597	$-	$96,771,597	$-
Futures contracts	6,454,345	6,454,345	-	-
Forward contracts	13,555,941	-	13,555,941	-
Swap agreements	17,747,044	-	17,747,044	-

Total Assets	134,528,927	6,454,345	128,074,582	-

Liabilities
Futures contracts	(3,094,550)	(3,094,550)	-	-
Forward contracts	(13,954,400)	-	(13,954,400)	-
Swap agreements	(15,723,657)	-	(15,723,657)	-

Total Liabilities	(32,772,607)	(3,094,550)	(29,678,057)	-

Net Fair Value	$101,756,320	$3,359,795	$98,396,525	$-

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2018 or 2017 based on the levels assigned at December 31, 2017 or 2016.

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

As of December 31, 2018 and December 31, 2017, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2018		December 31, 2017
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount

0-100	$-	$-	$279,179	$125,000,000

101-250	-	-	12,677	15,000,000

251-350	-	-	61,154	15,000,000

351-450	-	-	-	-

450+	-	-	-	-

Total	$-	$-	$353,010	$155,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2018 and December 31, 2017, all credit default swap contracts entered into by the Trading Company are on indices. As of December 31, 2018, the Trading Company did not hold any credit default swaps where the Trading Company is a seller. The credit spread of the underlying indices, derived from the fair value at December 31, 2017 of each credit default swap where the Trading Company is a seller, ranged between 45 basis points and 307 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of December 31, 2018 the Trading Company posted cash collateral of $8,478,832, and as of December 31, 2017, the Trading Company posted cash collateral of $2,363,611, with respective counterparties on these agreements in the normal course of business. As of

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

December 31, 2018, there were no open credit default swap agreements on selling protection. As of December 31, 2017, all open credit default swap agreements on selling protection have a maturity date of December 20, 2021.

During the year ended December 31, 2018, the Trading Company traded 144,330 exchange-traded futures contracts and settled 224,024 forward contracts and 2,339 swap agreements. During the year ended December 31, 2017, the Trading Company traded 212,964 exchange-traded futures contracts and settled 230,011 forward contracts and 2,993 swap agreements. As of December 31, 2018, the gross notional value of open forward contracts is $110,610,989,818 and the gross notional value of open swap contracts is $202,675,262. As of December 31, 2017, the gross notional value of open forward contracts is $104,075,565,999 and the gross notional value of open swap contracts is $247,755,591. The trading activity of open forward and swap contracts as of December 31, 2018 and 2017 is indicative of the trading activity throughout the year.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2018 and December 31, 2017, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2018 and December 31, 2017, may differ from the net liability amounts recorded as of December 31, 2018 and December 31, 2017, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of December 31, 2018 and December 31, 2017, all credit default swaps held by the Trading Company are centrally cleared swaps.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$8,356,301		$(7,382,603)

Metals		609,161		(192,210)

Total open forward contracts		8,965,462		(7,574,813)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		635,664		(107,507)

Currencies		3,397		(38,019)

Energy		1,360,263		(531,702)

Indices		1,463,170		(238,807)

Interest rates		3,682,705		(1,199)

Metals		384,468		(16,385)

Total open futures contracts		7,529,667		(933,619)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		2,744		(132,055)

Interest rates		24,139,674		(20,825,146)

Total open swap agreements		24,142,418		(20,957,201)

Total Derivatives		$40,637,547		$(29,465,633)

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	December 31, 2017
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$12,393,988		$(13,580,811)

Metals		1,161,953		(373,589)

Total open forward contracts		13,555,941		(13,954,400)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		1,079,942		(445,028)

Currencies		175,642		-

Energy		1,791,645		(794,911)

Indices		1,897,861		(619,136)

Interest rates		556,544		(1,121,132)

Metals		952,711		(114,343)

Total open futures contracts		6,454,345		(3,094,550)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		353,010		-

Interest rates		17,394,034		(15,723,657)

Total open swap agreements		17,747,044		(15,723,657)

Total Derivatives		$37,757,330		$(32,772,607)

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2018	2017	2016
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies	$1,582,937	$(6,038,820)	$(7,682,696)

Metals	112,625	(1,122,487)	(1,723,034)

Net realized trading gains (losses) on closed contracts/agreements	$1,695,562	$(7,161,307)	$(9,405,730)

Currencies	$2,160,521	$(2,048,005)	$571,382

Metals	(371,413)	1,402,241	(114,363)

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,789,108	$(645,764)	$457,019

Futures contracts

Agricultural	$(2,798,376)	$(2,805,247)	$(4,208,540)

Currencies	628,415	179,685	289,037

Energy	4,366,517	(4,010,937)	(4,860,614)

Indices	(4,558,031)	32,129,119	(1,070,733)

Interest rates	(438,963)	(6,071,798)	4,774,557

Metals	(546,563)	1,925,792	(1,102,265)

Net realized trading gains (losses) on closed contracts/agreements	$(3,347,001)	$21,346,614	$(6,178,558)

Agricultural	$(106,757)	$(92,690)	$(192,834)

Currencies	(210,264)	(39,079)	(603,453)

Energy	(168,173)	(30,603)	632,469

Indices	(54,362)	(182,068)	5,257,383

Interest rates	4,246,094	(1,159,299)	(2,942,687)

Metals	(470,285)	1,130,148	(166,388)

Net change in unrealized trading gains (losses) on open contracts/agreements	$3,236,253	$(373,591)	$1,984,490

Swap agreements

Credit default swaps	$(1,603,375)	$6,271,937	$758,438

Interest rate swaps	(1,055,644)	921,954	1,994,365

Net realized trading gains (losses) on closed contracts/agreements	$(2,659,019)	$7,193,891	$2,752,803

Credit default swaps	$(482,321)	$(25,700)	$694,392

Interest rate swaps	1,644,151	(53,170)	983,125

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,161,830	$(78,870)	$1,677,517

Amounts in the table above exclude foreign exchange spot contracts.

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2018 and December 31, 2017, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

As of December 31, 2018
Open futures contracts

Bank of America Merrill Lynch	$3,380,098	$(468,352)	$2,911,746	$-	$-	$2,911,746

Credit Suisse	2,319,355	(63,237)	2,256,118	-	-	2,256,118
JPMorgan Chase	1,830,214	(402,030)	1,428,184	-	-	1,428,184

Total open futures contracts	$7,529,667	$(933,619)	$6,596,048	$-	$-	$6,596,048

Open forward contracts

Deutsche Bank	$1,550,579	$(1,224,657)	$325,922	$-	$-	$325,922

HSBC	5,289,739	(4,655,627)	634,112	-	-	634,112

JPMorgan Chase	473,342	(77,061)	396,281	-	-	396,281

Royal Bank of Scotland	1,651,802	(1,617,468)	34,334	-	-	34,334

Total open forward contracts	$8,965,462	$(7,574,813)	$1,390,649	$-	$-	$1,390,649

Open swap agreements

Deutsche Bank	$2,110,140	$(2,110,140)	$-	$-	$-	$-

JPMorgan Chase	22,032,278	(18,623,070)	3,409,208	-	-	3,409,208

Total open swap agreements	$24,142,418	$(20,733,210)	$3,409,208	$-	$-	$3,409,208

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

As of December 31, 2017
Open futures contracts

Bank of America Merrill Lynch	$3,668,590	$(1,137,489)	$2,531,101	$-	$-	$2,531,101

Credit Suisse	889,714	(889,714)	-	-	-	-
JPMorgan Chase	1,896,041	(499,947)	1,396,094	-	-	1,396,094

Total open futures contracts	$6,454,345	$(2,527,150)	$3,927,195	$-	$-	$3,927,195

Open forward contracts

Credit Suisse	$225,674	$-	$225,674	$-	$-	$225,674

Deutsche Bank	2,249,000	(2,240,185)	8,815	-	-	8,815

HSBC	5,729,854	(5,729,854)	-	-	-	-

JPMorgan Chase	810,816	(17,008)	793,808	-	-	793,808

Royal Bank of Scotland	4,540,597	(4,540,597)	-	-	-	-

Total open forward contracts	$13,555,941	$(12,527,644)	$1,028,297	$-	$-	$1,028,297

Open swap agreements

Credit Suisse	$188,671	$-	$188,671	$-	$-	$188,671

Deutsche Bank	390,326	(390,326)	-	-	-	-

JPMorgan Chase	17,168,047	(15,191,828)	1,976,219	-	-	1,976,219

Total open swap agreements	$17,747,044	$(15,582,154)	$2,164,890	$-	$-	$2,164,890

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged

As of December 31, 2018

Open futures contracts

Bank of America Merrill Lynch	$468,352	$(468,352)	$-	$-	$-	$-

Credit Suisse	63,237	(63,237)	-	-	-	-

JPMorgan Chase	402,030	(402,030)	-	-	-	-

Total open futures contracts	$933,619	$(933,619)	$-	$-	$-	$-

Open forward contracts

Deutsche Bank	$1,224,657	$(1,224,657)	$-	$-	$-	$-

HSBC	4,655,627	(4,655,627)	-	-	-	-

JPMorgan Chase	77,061	(77,061)	-	-	-	-

Royal Bank of Scotland	1,617,468	(1,617,468)	-	-	-	-

Total open forward contracts	$7,574,813	$(7,574,813)	$-	$-	$-	$-

Open swap agreements

Credit Suisse	$58,778	$-	$58,778	$-	$58,778	$-

Deutsche Bank	2,275,353	(2,110,140)	165,213	-	165,213	-

JPMorgan Chase	18,623,070	(18,623,070)	-	-	-	-

Total open swap agreements	$20,957,201	$(20,733,210)	$223,991	$-	$223,991	$-

Man-AHL Diversified Trading Company L.P. (A Delaware Limited Partnership) Notes to financial statements

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2017
Open futures contracts
Bank of America Merrill Lynch	$1,137,489	$(1,137,489)	$-	$-	$-	$-
Credit Suisse	1,457,114	(889,714)	567,400	-	567,400	-
JPMorgan Chase	499,947	(499,947)	-	-	-	-

Total open futures contracts	$3,094,550	$(2,527,150)	$567,400	$-	$567,400	$-

Open forward contracts
Deutsche Bank	$2,240,185	$(2,240,185)	$-	$-	$-	$-
HSBC	6,353,770	(5,729,854)	623,916	-	623,916	-
JPMorgan Chase	17,008	(17,008)	-	-	-	-
Royal Bank of Scotland	5,343,437	(4,540,597)	802,840	-	802,840	-

Total open forward contracts	$13,954,400	$(12,527,644)	$1,426,756	$-	$1,426,756	$-

Open swap agreements
Deutsche Bank	$531,829	$(390,326)	$141,503	$-	$141,503	$-
JPMorgan Chase	15,191,828	(15,191,828)	-	-	-	-

Total open swap agreements	$15,723,657	$(15,582,154)	$141,503	$-	$141,503	$-

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged

As of December 31, 2018

Open swap agreements

Credit Suisse	$5,511,777

Deutsche Bank	$3,090,022

As of December 31, 2017

Open futures contracts

Credit Suisse	$4,030,135

Open forward contracts

HSBC	$3,680,215

RBS	$2,127,882

Open swap agreements

Deutsche Bank	$3,122,453

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

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Per unit operating performance:

Beginning net asset value	$14,855.39	$12,890.21	$13,614.40

Income (loss) from investment operations:

Net investment gain (loss)	94.35	(17.61)	(87.92)

Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	253.87	1,982.79	(636.27)

Total income (loss) from investment operations	348.22	1,965.18	(724.19)

Ending net asset value	$15,203.61	$14,855.39	$12,890.21

Ratios to average partners’ capital:

Expenses	0.93%	0.79%	0.83%

Net investment gain (loss)	0.65%	(0.13)%	(0.65)%

Total return	2.34%	15.25%	(5.32)%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2018 through March 28, 2019, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $41,699, and limited partner redemptions of $3,439,888.

The General Partner has evaluated the impact of subsequent events on the Trading Company through March 28, 2019, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.