Form 10-Q
period 2019-03-31
MAN AHL DIVERSIFIED I LP
filed 2019-05-15
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	none	none

Man-AHL Diversified I L.P.

Financial Statements

(a)	At March 31, 2019 (unaudited) and December 31, 2018
(b)	For the three month periods ended March 31, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019
	(Unaudited)		December 31, 2018
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$93,893,438		$100,436,652
Due from Man-AHL Diversified Trading Company L.P.	3,782,542		5,471,154

Total assets	$97,675,980		$105,907,806

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$3,782,542		$5,471,154
Management fees payable	237,165		257,965
Servicing fees payable	79,549		86,479
Accrued expenses and other liabilities	427,857		355,424

Total liabilities	4,527,113		6,171,022

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2019 and December 31, 2018)	632,050		629,813
Limited Partners - Class A Series 1 (17,196.64 and 18,598.71 units outstanding at March 31, 2019 and December 31, 2018, respectively)	58,318,937		62,850,528
Limited Partners - Class A Series 2 (1,849.79 and 1,857.36 units outstanding at March 31, 2019 and December 31, 2018, respectively)	7,111,147		7,092,725
Limited Partners - Class B Series 1 (7,987.47 and 8,630.5 units outstanding at March 31, 2019 and December 31, 2018, respectively)	27,086,733		29,163,718

Total partners’ capital	93,148,867		99,736,784

Total liabilities and partners’ capital	$97,675,980		$105,907,806

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,391.30	*	$3,379.30	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$3,844.32	*	$3,818.72	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,391.15	*	$3,379.15	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2019	2018
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$475,696	$337,902
Brokerage commissions	(39,749)	(76,607)
Interest expense	(34,820)	(55,316)
Administration fees	(16,765)	(18,357)
Professional fees	(65,437)	(39,285)
Shareholder expenses	(36,868)	(48,724)
Other expenses	(13,876)	(21,188)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	268,181	78,425

PARTNERSHIP EXPENSES:
Management fees	706,236	882,550
Servicing fees	236,861	295,912
Professional fees	70,490	55,616
Other expenses	45,652	47,858

Total partnership expenses	1,059,239	1,281,936

Net investment loss	(791,058)	(1,203,511)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	1,860,874	(4,621,258)
Net change in unrealized trading gains (losses) on securities	36,489	11,512
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(851,109)	838,678

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	1,046,254	(3,771,068)

NET INCOME (LOSS)	$255,196	$(4,974,579)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$8.98	$(143.70)

CLASS A Series 2	$25.59	$(149.56)

CLASS B Series 1	$4.84	$(143.87)

CLASS B Series 2	$—	$(149.22)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	18,580.16	22,329.11

CLASS A Series 2	1,857.28	2,103.61

CLASS B Series 1	8,420.01	10,044.51

CLASS B Series 2	—	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$—	—	$99,736,784	29,272

Subscriptions	—	—	—	—	—	—	41,699	13	—	—	41,699	13
Transfers	32,658	10	—	—	—	—	(32,658)	10	—	—	—	—
Redemptions	(4,728,910)	(1,412)	—	—	(29,113)	(7)	(2,126,789)	(646)	—	—	(6,884,812)	(2,065)
Net income (loss)	164,661	—	2,237	—	47,535	—	40,763	—	—	—	255,196	—

PARTNERS’ CAPITAL March 31, 2019	$58,318,937	17,197	$632,050	186	$7,111,147	1,850	$27,086,733	7,987	—	—	$93,148,867	27,220

PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Subscriptions	941,549	273	—	—	—	—	561,100	162	—	—	1,502,649	435
Redemptions	(1,223,983)	(360)	—	—	(60,167)	(16)	(523,365)	(151)	—	—	(1,807,515)	(527)
Net income (loss)	(3,181,823)	—	(26,853)	—	(314,615)	—	(1,445,148)	—	(6,140)	—	(4,974,579)	—

PARTNERS’ CAPITAL March 31, 2018	$72,650,449	21,976	$616,120	186	$7,746,236	2,093	$33,153,555	10,029	$152,292	41	$114,318,652	34,325

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$255,196	$(4,974,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(57,657)	(406,157)
Sales of investments in Man-AHL Diversified Trading Company L.P.	9,603,918	2,781,254
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(1,314,435)	3,692,643
Changes in assets and liabilities:
Management fees payable	(20,800)	(15,063)
Servicing fees payable	(6,930)	(5,049)
Accrued expenses and other liabilities	72,433	85,605

Net cash provided by operating activities	8,531,725	1,158,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	41,699	1,502,649
Payments on redemptions	(8,573,424)	(2,661,303)

Net cash used in financing activities	(8,531,725)	(1,158,654)

NET INCREASE (DECREASE) IN CASH	—	—

CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2019, and the results of its operations for the three month periods ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Bank of New York Mellon serves as the administrator to the Partnership.

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

At March 31, 2019 and December 31, 2018, the Partnership owned 6,085.71 and 6,606.11 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2019 and December 31, 2018 was 78.93% and 79.94%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2019 and December 31, 2018, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three month periods ended March 31, 2019 and 2018, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2019 and 2018. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2019 and 2018.

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

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
	Class A	Class A	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,379.30	$3,818.72	$3,379.15	$3,449.91	$3,849.96	$3,449.76	$3,850.01

Income (loss) from investment operations:
Net investment income (loss)	(28.38)	(19.89)	(28.27)	(35.42)	(27.44)	(35.37)	(27.41)
Net realized and unrealized gains (losses) on trading activities	40.38	45.49	40.27	(108.66)	(121.78)	(108.71)	(121.80)

Total income (loss) from investment operations	12.00	25.60	12.00	(144.08)	(149.22)	(144.08)	(149.21)

Ending net asset value	$3,391.30	$3,844.32	$3,391.15	$3,305.83	$3,700.74	$3,305.68	$3,700.80

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.42%	4.08%	5.40%	5.23%	3.97%	5.23%	3.95%

Total expenses	5.42%	4.08%	5.40%	5.23%	3.97%	5.23%	3.95%

Net investment income (loss)	(3.42)%	(2.12)%	(3.40)%	(4.11)%	(2.85)%	(4.10)%	(2.84)%

Total return[2]:
Total return before incentive fees	0.36%	0.67%	0.36%	(4.18)%	(3.88)%	(4.18)%	3.88%

Total return after incentive fees	0.36%	0.67%	0.36%	(4.18)%	(3.88)%	(4.18)%	3.88%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2019, through May 14, 2019, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $0 and limited partner redemptions of $1,941,983.

The General Partner has evaluated the impact of subsequent events on the Partnership through May 14, 2019, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2019 (unaudited) and December 31, 2018
(b)	For the three month periods ended March 31, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019
	(Unaudited)	December 31, 2018
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$6,325,831	$6,596,048
Net unrealized trading gains on open forward contracts	160,880	1,390,649
Net unrealized trading gains on open swap agreements	4,513,034	3,409,208
Net premiums paid on credit default swap agreements	4,721,120	—
Due from brokers	15,711,346	14,621,567

Total equity in trading accounts	31,432,211	26,017,472
Cash and cash equivalents	3,453,962	7,258,493
Investment in securities, at fair value (cost $89,079,523 and $100,492,099 at March 31, 2019 and December 31, 2018, respectively)	89,129,814	100,496,680
Interest receivable	16,654	—

Total assets	$124,032,641	$133,772,645

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$777,202	$—
Net unrealized trading losses on open swap agreements	109,834	223,991
Net premiums received on credit default swap agreements	—	1,171,839
Redemptions payable to Man-AHL Diversified I L.P.	3,782,542	5,471,154
Redemptions payable to Man-AHL Diversified II L.P.	—	890,984
Accrued expenses and other liabilities	399,592	375,777

Total liabilities	$5,069,170	8,133,745

PARTNERS’ CAPITAL:
Limited Partners (7,710.63 and 8,263.75 units outstanding at March 31, 2019 and December 31, 2018, respectively)	118,963,471	125,638,900

Total partners’ capital	118,963,471	125,638,900

Total liabilities and partners’ capital	$124,032,641	$133,772,645

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$15,428.50	$15,203.61

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2019 (Unaudited)		December 31, 2018
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:
Agricultural	$(156,775)	(0.1)	$50,531	0.0
Currencies	116,103	0.1	(36,231)	(0.0)
Energy	(59,361)	(0.0)	(378,353)	(0.3)
Indices	682,416	0.6	399,777	0.3
Interest Rates	4,717,291	3.9	3,682,036	3.0
Metals	(316,355)	(0.3)	244,730	0.2

Total futures contracts - long	4,983,319	4.2	3,962,490	3.2

FUTURES CONTRACTS - Short:
Agricultural	1,057,794	0.9	477,626	0.4
Currencies	(554)	(0.0)	1,609	0.0
Energy	299,528	0.3	1,206,914	0.9
Indices	(13,656)	(0.0)	824,586	0.7
Interest Rates	—	0.0	(530)	(0.0)
Metals	(600)	(0.0)	123,353	0.1

Total futures contracts - short	1,342,512	1.2	2,633,558	2.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$6,325,831	5.4	$6,596,048	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$73,240	0.1	$(260,370)	(0.2)
Brazilian real	(457,323)	(0.4)	(11,038)	(0.0)
Mexican peso	(467,526)	(0.4)	346,308	0.3
Turkish lira	(284,724)	(0.2)	28,240	0.0
Metal	(69,334)	(0.1)	116,062	0.1
New Zealand dollars	(63,925)	(0.1)	(63,678)	(0.1)
South African rand	(24,662)	(0.0)	(51,666)	(0.0)
South Korean won	(120,331)	(0.1)	94,082	0.1
U.K. pound	(182,261)	(0.2)	49,189	0.0
Other	(964,313)	(0.8)	1,405,662	1.1

Total long forward contracts vs USD	(2,561,159)	(2.2)	1,652,791	1.3

FORWARD CONTRACTS - Short:
Australian dollars	$32,715	0.0	$430,295	0.3
Brazilian real	338,998	0.3	(55,752)	(0.0)
Mexican peso	29,648	0.0	(437,397)	(0.3)
Turkish lira	13,822	0.0	(10,202)	(0.0)
Metal	(788)	(0.0)	(95,391)	(0.1)
New Zealand dollars	(2,664)	(0.0)	63,395	0.1
South African rand	(10,803)	(0.0)	(10,572)	(0.0)
South Korean won	172,916	0.1	(179,312)	(0.1)
U.K. pound	89,134	0.1	(124,243)	(0.1)
Other	1,259,378	1.1	(612,335)	(0.6)

Total short forward contracts vs USD	1,922,356	1.6	(1,031,514)	(0.8)

Forward contracts - Cross currencies	(81,677)	(0.1)	373,092	0.3
Forward contracts - Metal non USD	104,158	0.1	396,280	0.3

	22,481	0.0	769,372	0.6

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(616,322)	(0.6)	$1,390,649	1.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2019 (Unaudited)		December 31, 2018
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value	Capital	Fair Value	Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $1,171,839, as of March 31, 2019 and December 31, 2018, respectively)		$—	—	$(129,311)	(0.1)
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019 - January 4, 2021, as of March 31, 2019 and December 31, 2018, respectively)		20,605,712	17.3	22,028,139	17.5
Other interest rate swaps		4,106,374	3.5	1,655,690	1.3

Total swap agreements - long		24,712,086	20.8	23,554,518	18.7

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums received $4,721,120 and $nil, as of March 31, 2019 and December 31, 2018, respectively)		48,401	0.0	—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019 - January 4, 2021, as of March 31, 2019 and December 31, 2018, respectively)		(17,610,059)	(14.8)	(18,548,398)	(14.8)
Other interest rate swaps		(2,747,228)	(2.3)	(1,820,903)	(1.4)

Total swap agreements - short		(20,308,886)	(17.1)	(20,369,301)	(16.2)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$4,403,200	3.7	$3,185,217	2.5

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$10,112,709	8.5	$11,171,914	8.9

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/20/19	8,000,000	$7,958,199	6.7	$7,909,098	6.3
United States Treasury Bill 0% 01/10/19	10,000,000	—	—	9,995,142	8.0
United States Treasury Bill 0% 02/21/19	32,000,000	—	—	31,895,549	25.4
United States Treasury Bill 0% 03/14/19	40,000,000	—	—	39,816,449	31.6
United States Treasury Bill 0% 06/13/19	11,000,000	10,947,316	9.2	10,880,442	8.7
United States Treasury Bill 0% 10/10/19	42,000,000	41,481,713	34.9	—	—
United States Treasury Bill 0% 06/27/19	4,000,000	3,977,373	3.3	—	—
United States Treasury Bill 0% 08/22/19	25,000,000	24,765,213	20.8	—	—

Total U.S. government securities - long		89,129,814	74.9	100,496,680	80.0

TOTAL INVESTMENT IN SECURITIES (COST $89,079,523 and $100,492,099 at March 31, 2019 and December 31, 2018, respectively)		$89,129,814	74.9	$100,496,680	80.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2019	2018
NET INVESTMENT INCOME:
Interest income	$595,889	$399,877

Total investment income	595,889	399,877

EXPENSES
Brokerage commissions	49,804	90,650
Interest expense - brokers	43,698	65,464
Administration fees	21,002	21,724
Professional fees	81,920	46,487
Shareholder expenses	46,181	57,656
Other expenses	17,381	25,078

Total expenses	259,986	307,059

Net investment income (loss)	335,903	92,818

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	2,375,317	(5,429,637)
Net change in unrealized gains (losses) on translation of foreign currency	(32,965)	(180,127)
Net change in unrealized trading gains (losses) on investments in securities	45,710	13,623
Net change in unrealized trading gains (losses) on open contracts/agreements	(1,059,205)	1,112,121

Net gain (loss) on trading activities	1,328,857	(4,484,020)

NET INCOME (LOSS)	$1,664,760	$(4,391,202)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$202.84	$(458.60)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	8,207.22	9,575.14

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264

Subscriptions	57,658	4	—	—	57,658	4
Redemptions	(8,397,847)	(557)	—	—	(8,397,847)	(557)
Net income (loss)	1,664,760	—	—	—	1,664,760	—

PARTNERS’ CAPITAL - March 31, 2019	$118,963,471	7,711	$—	—	$118,963,471	7,711

PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$—	—	$142,156,033	9,569

Subscriptions	806,157	54	—	—	806,157	54
Redemptions	(2,056,773)	(138)	—	—	(2,056,773)	(138)
Net income (loss)	(4,391,202)	—	—	—	(4,391,202)	—

PARTNERS’ CAPITAL - March 31, 2018	$136,514,215	9,485	$—	—	$136,514,215	9,485

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,664,760	$(4,391,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(70,059,018)	(84,449,282)
Amortization of premium/discount on securities	(527,906)	(321,211)
Sales of investments in securities	81,999,500	77,000,000
Net change in unrealized trading (gains) losses on investments in securities	(45,710)	(13,623)
Net change in unrealized trading (gains) losses on open contracts/agreements	1,059,205	(1,112,121)
Changes in assets and liabilities:
Due from brokers	(1,089,779)	8,397,910
Interest receivable	(16,654)	—
Net premiums paid on credit default swap agreements	(4,721,120)	4,416,622
Net premiums received on credit default swap agreements	(1,171,839)	797,628
Due to brokers	0	34,734,397
Accrued expenses and other liabilities	23,815	101,121

Net cash provided by (used in) operating activities	7,115,254	35,160,239

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	57,658	806,157
Payments on redemptions	(10,977,443)	(2,910,561)

Net cash used in financing activities	(10,919,785)	(2,104,404)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,804,531)	33,055,835

CASH AND CASH EQUIVALENTS - Beginning of period	7,258,493	12,210,925

CASH AND CASH EQUIVALENTS - End of period	$3,453,962	$45,266,760

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$43,698	$65,464

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2019, and the results of its operations for the three month periods ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in the annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Bank of New York Mellon serves as the administrator to the Trading Company.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $5,133,428 and $8,825,790 as of March 31, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2019 and December 31, 2018, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2019, the Trading Company held foreign cash balances of $11,218 with a cost of $12,262, which are included in cash and cash equivalents. As of December 31, 2018, the Trading Company did not hold any foreign cash balances. As of March 31, 2019 and December 31, 2018, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of March 31, 2019 and December 31, 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2019, the Trading Company holds $89,129,814 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from June 13, 2019 to October 10, 2019, have a total face value of $90,000,000. As of December 31, 2018, the Trading Company holds $100,496,680 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 10, 2019 to June 20, 2019, have a total face value of $101,000,000. As of March 31, 2019 and December 31, 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading

Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2019 and 2018. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

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

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2019 and December 31, 2018.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2019 and 2018.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2019 and December 31, 2018, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2019 and December 31, 2018, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
	As of
Investments	March 31, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,129,814	$—	$89,129,814	$—
Futures contracts	7,166,209	7,166,209	—	—
Forward contracts	3,470,589	—	3,470,589	—
Swap agreements	24,885,224	—	24,885,224	—

Total Assets	124,651,836	7,166,209	117,485,627	—

Liabilities
Futures contracts	(840,378)	(840,378)	—	—
Forward contracts	(4,086,911)	—	(4,086,911)	—
Swap agreements	(20,482,024)	—	(20,482,024)	—

Total Liabilities	(25,409,313)	(840,378)	(24,568,935)	—

Net Fair Value	$99,242,523	$6,325,831	$92,916,692	$—

	Fair Value Measurements
	As of
Investments	December 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$100,496,680	$—	$100,496,680	$—
Futures contracts	7,529,667	7,529,667	—	—
Forward contracts	8,965,462	—	8,965,462	—
Swap agreements	24,142,418	—	24,142,418	—

Total Assets	141,134,227	7,529,667	133,604,560	—

Liabilities
Futures contracts	(933,619)	(933,619)	—	—
Forward contracts	(7,574,813)	—	(7,574,813)	—
Swap agreements	(20,957,201)	—	(20,957,201)	—

Total Liabilities	(29,465,633)	(933,619)	(28,532,014)	—

Net Fair Value	$111,668,594	$6,596,048	$105,072,546	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2019 or 2018 based on the levels assigned at December 31, 2018 or 2017.

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

As of March 31, 2019 and December 31, 2018, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2019		December 31, 2018
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$2,726	$100,000,000	$—	$—
101-250	—	—	—	—
251-350	45,675	30,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$48,401	$130,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2019 and December 31, 2018, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 63 basis points and 349 basis points. As of December 31, 2018, the Trading Company did not hold any credit default swaps where the Trading Company is a seller. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of March 31, 2019 the Trading Company posted cash collateral of $3,331,128, and as of December 31, 2018, the Trading Company posted cash collateral of $8,478,832, with respective counterparties on these agreements in the normal course of business. As of March 31, 2019, open credit default swap agreements on selling protection have maturity dates ranging from December 20, 2023 to June 20, 2024. As of December 31, 2018, there were no open credit default swap agreements on selling protection.

During the three months ended March 31, 2019, the Trading Company traded 25,424 exchange-traded futures contracts and settled 50,551 forward contracts and 394 swap agreements. During the three months ended March 31, 2018, the Trading Company traded 37,871 exchange-traded futures contracts and settled 57,240 forward contracts and 815 swap agreements. As of March 31, 2019, the gross notional value of open forward contracts is $86,398,353,998 and the gross notional value of open swap contracts is $309,984,144. As of December 31, 2018, the gross notional value of open forward contracts was $110,610,989,818 and the gross notional value of open swap contracts was $202,675,262. The trading activity of open forward and swap contracts as of March 31, 2019 and 2018 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2019 and December 31, 2018, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2019 and December 31, 2018, may differ from the net liability amounts recorded as of March 31, 2019 and December 31, 2018, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2019 and December 31, 2018, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	March 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$3,305,796		$(3,956,154)
Metals		164,793		(130,757)

Total open forward contracts		3,470,589		(4,086,911)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,157,283		(256,264)
Currencies		116,759		(1,210)
Energy		430,842		(190,675)
Indices		744,034		(75,274)
Interest rates		4,717,291		—
Metals		—		(316,955)

Total open futures contracts		7,166,209		(840,378)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		158,235		(109,834)
Interest rates		24,726,989		(20,372,190)

Total open swap agreements		24,885,224		(20,482,024)

Total Derivatives		$35,522,022		$(25,409,313)

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$8,356,301		$(7,382,603)
Metals		609,161		(192,210)

Total open forward contracts		8,965,462		(7,574,813)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		635,664		(107,507)
Currencies		3,397		(38,019)
Energy		1,360,263		(531,702)
Indices		1,463,170		(238,807)
Interest rates		3,682,705		(1,199)
Metals		384,468		(16,385)

Total open futures contracts		7,529,667		(933,619)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		2,744		(132,055)
Interest rates		24,139,674		(20,825,146)

Total open swap agreements		24,142,418		(20,957,201)

Total Derivatives		$40,637,547		$(29,465,633)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2019	2018
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(1,351,380)	$(2,216,758)
Metals	(657,281)	(169,497)

Net realized trading gains (losses) on closed contracts/agreements	$(2,008,661)	$(2,386,255)

Currencies	$(1,624,056)	$1,535,544
Metals	(382,915)	(966,694)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,006,971)	$568,850

Futures contracts
Agricultural	$186,287	$(995,014)
Currencies	(58,289)	460,006
Energy	(690,955)	(1,766,134)
Indices	(2,160,845)	(798,860)
Interest rates	5,700,166	1,712,337
Metals	249,705	(772,556)

Net realized trading gains (losses) on closed contracts/agreements	$3,226,069	$(2,160,221)

Agricultural	$372,862	$99,976
Currencies	150,171	(187,628)
Energy	(588,394)	(194,092)
Indices	(555,603)	(1,726,372)
Interest rates	1,035,785	1,782,118
Metals	(685,038)	(822,893)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(270,217)	$(1,048,891)

Swap agreements
Credit default swaps	$880,778	$(222,788)
Interest rate swaps	312,191	(1,008,958)

Net realized trading gains (losses) on closed contracts/agreements	$1,192,969	$(1,231,746)

Credit default swaps	$177,712	$(353,457)
Interest rate swaps	1,040,271	1,945,619

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,217,983	$1,592,162

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2019 and December 31, 2018, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount	Net Amounts of	the Statements of Financial
		Offset in the	Assets presented in	Condition
	Gross Amounts	Statements of	the Statements of		Cash
	of Recognized	Financial	Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount
As of March 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$2,428,691	$(469,166)	$1,959,525	$—	$—	$1,959,525
Credit Suisse	2,703,652	(53,263)	2,650,389	—	—	2,650,389
JPMorgan Chase	2,033,866	(317,949)	1,715,917	—	—	1,715,917

Total open futures contracts	$7,166,209	$(840,378)	$6,325,831	$—	$—	$6,325,831

Open forward contracts
Deutsche Bank	$792,666	$(788,611)	$4,055	$—	$—	$4,055
HSBC	1,725,015	(1,672,348)	52,667	—	—	52,667
JPMorgan Chase	164,793	(60,635)	104,158	—	—	104,158
Royal Bank of Scotland	788,115	(788,115)	—	—	—	—

Total open forward contracts	$3,470,589	$(3,309,709)	$160,880	$—	$—	$160,880

Open swap agreements
Deutsche Bank	$3,920,481	$(2,747,228)	$1,173,253	$—	$—	$1,173,253
JPMorgan Chase	20,964,743	(17,624,962)	3,339,781	—	—	3,339,781

Total open swap agreements	$24,885,224	$(20,372,190)	$4,513,034	$—	$—	$4,513,034

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$3,380,098	$(468,352)	$2,911,746	$—	$—	$2,911,746
Credit Suisse	2,319,355	(63,237)	2,256,118	—	—	2,256,118
JPMorgan Chase	1,830,214	(402,030)	1,428,184	—	—	1,428,184

Total open futures contracts	$7,529,667	$(933,619)	$6,596,048	$—	$—	$6,596,048

Open forward contracts
Deutsche Bank	$1,550,579	$(1,224,657)	$325,922	$—	$—	$325,922
HSBC	5,289,739	(4,655,627)	634,112	—	—	634,112
JPMorgan Chase	473,342	(77,061)	396,281	—	—	396,281
Royal Bank of Scotland	1,651,802	(1,617,468)	34,334	—	—	34,334

Total open forward contracts	$8,965,462	$(7,574,813)	$1,390,649	$—	$—	$1,390,649

Open swap agreements
Deutsche Bank	$2,110,140	$(2,110,140)	$—	$—	$—	$—
JPMorgan Chase	22,032,278	(18,623,070)	3,409,208	—	—	3,409,208

Total open swap agreements	$24,142,418	$(20,733,210)	$3,409,208	$—	$—	$3,409,208

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount		the Statements of Financial
		Offset in the	Net Amounts of	Condition
	Gross Amounts	Statements of	Liabilities Presented		Cash
	of Recognized	Financial	in the Statements of	Financial	Collateral
	Liabilities	Condition	Financial Condition	Instruments	Pledged	Net Amount
As of March 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$469,166	$(469,166)	$—	$—	$—	$—
Credit Suisse	53,263	(53,263)	—	—	—	—
JPMorgan Chase	317,949	(317,949)	—	—	—	—

Total open futures contracts	$840,378	$(840,378)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$788,611	$(788,611)	$—	$—	$—	$—
HSBC	1,672,348	(1,672,348)	—	—	—	—
JPMorgan Chase	60,635	(60,635)	—	—	—	—
Royal Bank of Scotland	1,565,317	(788,115)	777,202	—	777,202	—

Total open forward contracts	$4,086,911	$(3,309,709)	$777,202	$—	$777,202	$—

Open swap agreements
Credit Suisse	$109,834	$—	$109,834	$—	$109,834	$—
Deutsche Bank	2,747,228	(2,747,228)	—	—	—	—
JPMorgan Chase	17,624,962	(17,624,962)	—	—	—	—

Total open swap agreements	$20,482,024	$(20,372,190)	$109,834	$—	$109,834	$—

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$468,352	$(468,352)	$—	$—	$—	$—
Credit Suisse	63,237	(63,237)	—	—	—	—
JPMorgan Chase	402,030	(402,030)	—	—	—	—

Total open futures contracts	$933,619	$(933,619)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,224,657	$(1,224,657)	$—	$—	$—	$—
HSBC	4,655,627	(4,655,627)	—	—	—	—
JPMorgan Chase	77,061	(77,061)	—	—	—	—
Royal Bank of Scotland	1,617,468	(1,617,468)	—	—	—	—

Total open forward contracts	$7,574,813	$(7,574,813)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$58,778	$—	$58,778	$—	$58,778	$—
Deutsche Bank	2,275,353	(2,110,140)	165,213	—	165,213	—
JPMorgan Chase	18,623,070	(18,623,070)	—	—	—	—

Total open swap agreements	$20,957,201	$(20,733,210)	$223,991	$—	$223,991	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional
Collateral
Pledged
As of March 31, 2019
Open forward contracts
RBS	$2,231,843

Open swap agreements
Credit Suisse	$2,014,549

As of December 31, 2018
Open swap agreements
Credit Suisse	$5,511,777
Deutsche Bank	$3,090,022

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Per unit operating performance:
Beginning net asset value	$15,203.61	$14,855.39
Income (loss) from investment operations:
Net investment gain (loss)	41.22	9.73
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	183.67	(472.75)

Total income (loss) from investment operations	224.89	(463.02)

Ending net asset value	$15,428.50	$14,392.37

Ratios to average partners’ capital[1]:
Expenses	0.85%	0.86%

Net investment gain (loss)	1.10%	0.26%

Total return[2]	1.48%	(3.12)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to March 31, 2019 through May 14, 2019, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $210,000, and limited partner redemptions of $3,259,683.

The General Partner has evaluated the impact of subsequent events on the Trading Company through May 14, 2019, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 29, 2019.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2019. The Partnership’s capitalization was $93,148,867 as of March 31, 2019. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

	Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,493,256	1.60%
Bonds	$2,633,413	2.83%
Credit	$3,054,873	3.28%
Currencies	$5,893,783	6.33%
Energy	$782,692	0.84%
Interest rates	$2,035,993	2.19%
Metals	$1,279,515	1.37%
Stock indices	$4,144,732	4.45%
Total*	$21,318,257	22.89%

*	Total amount does not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2019:

31-Mar-19
Ending Equity	$93,148,867

Three months ended March 31, 2019:

Net assets decreased $6,587,917 for the three months ended March 31, 2019. This decrease was attributable to subscriptions in the amount of $74,357, redemptions in the amount of $6,917,470 and a net gain from operations of $255,196.

Management Fees of $706,236 and servicing fees of $236,861 were paid or accrued, and interest of $475,696 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2019.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2019 were $323,657.

The Partnership realized moderate negative returns in January with losses sustained in the equity, commodities, currencies and credit sectors outweighing gains achieved in the fixed-income market. Equity trading served as the Partnership’s loss leader for the month as a sharp trend reversal in the equity markets battered the Partnership’s short positioning built up at the conclusion of 2018. With respect to commodities, short wheat positions contributed to the sector’s overall negative performance, and gains on long positions in palladium were outweighed by losses from short positions in copper and aluminum. The Partnership’s short exposure to oil further contributed to the sector’s monthly losses as oil prices reversed a 3-month trend that had seen crude fall by more than 40%. Currency trading similarly ended in negative performance territory for the month. Although the Partnership’s long positions in certain emerging market currencies, including those of South Africa, Brazil and Turkey, produced positive performance, the Partnership’s positions in developed markets, including Canada, Australia and the United Kingdom, provided offsetting losses. Credit trading was mixed and concluded the month with slightly negative results as losses stemming from long protection positions early in January edged out gains. On the positive side, fixed income trading produced some offsetting gains as the Partnership’s exposure to Israeli swaps and French and German bonds proved profitable.

In February, the Partnership generated modest gains as trading in the commodities, credit and equities markets outdistanced losses sustained from the Partnership’s fixed income and currency positions. With respect to commodities, long palladium positions and short wheat exposure were among the Partnership’s top performers. These gains were supplemented by the Partnership’s credit trading with long exposure to the European 5yr iTraxx Index providing notable gains. Currency trading was mixed in February but ended the month with negative performance as losses from long exposure to the South African rand and Brazilian Real outdistanced gains from short exposure to the Swedish Krona and Japanese Yen. In the fixed income markets, the Partnership also sustained losses with long exposure to U.S. treasuries and Italian bonds serving as the biggest detractors from performance.

The Partnership ended the quarter with notable gains in March as trading in the fixed income markets provided strong returns despite losses sustained from commodities and currency trading. Long positions in European and U.S. government bonds, particularly French OAT bonds, were among the Partnership’s top performers for the month and substantially outweighed a smaller number of losing fixed-income positions such as U.K. gilts and Brazilian swaps. Regarding commodities, the Partnership’s short positions in both the U.K. and U.S. gas markets were well positioned to take advantage of falling natural gas prices, but a collapse in palladium prices during the last week of March pummeled the Partnership’s long exposure to the metal and contributed to currency trading ending the month with negative overall returns. Currency trading in March also proved challenging as gains made in a short Euro position were outweighed by losses on a range of markets including the Mexican Peso and Turkish Lira. The Partnership’s equity and credit trading both finished the month in slightly positive territory. Long exposure to stock index positions and U.S. credit indices were the most positive for these sectors.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2019. As of March 31, 2019, the Partnership’s average capitalization was $93,148,867.

Quarter-Ended March 31, 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,493,256	1.60%	$1,493,256	$1,493,256
Bonds	$2,633,413	2.83%	$2,633,413	$2,633,413
Credit	$3,054,873	3.28%	$3,054,873	$3,054,873
Currencies	$5,893,783	6.33%	$5,893,783	$5,893,783
Energies	$782,692	0.84%	$782,692	$782,692
Interest rates	$2,035,993	2.19%	$2,035,993	$2,035,993
Metals	$1,279,515	1.37%	$1,279,515	$1,279,515
Stock indices	$4,144,732	4.45%	$4,144,732	$4,144,732
Total*	$21,318,257	22.89%	$21,318,257	$21,318,257

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2019. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2019.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2019, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in U.S., Germany, Australia and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2019, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Mexican Peso, Brazilian Real, Japanese Yen and Swedish Krona. The primary exposure in the currency crosses were in the Australian Dollar versus the Japanese Yen and the Euro versus the Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2019, the Partnership’s primary exposures were in the S&P 500 Index, the Australian SPI 200 Index, the NASDAQ 100 Index and the Hang Seng Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2019, the Partnership’s primary metals market exposures were in palladium, zinc and lead.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, coffee, soybeans, corn and live cattle accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2019.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2019, the main exposures were in crude oil, gasoline and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2019.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officers have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2019, February 2019 and March 2019, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2019, February 2019 and March 2019, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2019, February 2019 and March 2019, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $16,700 and $24,999, respectively. On the first business day of January 2019, February 2019 and March 2019, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2019:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2019	$347,417	$0	$392,466	$0
February 2019	$1,162,296	$0	$1,232,749	$0
March 2019	$3,219,197	$29,113	$501,574	$0
TOTAL	$4,728,910	$29,113	$2,126,789	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2019.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl
President and Principal Executive Officer

By:	/s/ Colin Bettison
As Co-Principal Financial Officer

By:	/s/ Daniel Kennedy
As Co-Principal Financial Officer