Form 10-Q
period 2019-06-30
MAN AHL DIVERSIFIED I LP
filed 2019-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At June 30, 2019 (unaudited) and December 31, 2018
(b)	For the three month periods ended June 30, 2019 and 2018 (unaudited) and for the six month periods ended June 30, 2019 and 2018 (unaudited)
(c)	For the six month periods ended June 30, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(Unaudited)		December 31, 2018
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$91,837,486		$100,436,652
Due from Man-AHL Diversified Trading Company L.P.	1,896,322		5,471,154

Total assets	$93,733,808		$105,907,806

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,896,322		$5,471,154
Management fees payable	229,785		257,965
Servicing fees payable	76,870		86,479
Accrued expenses and other liabilities	452,729		355,424

Total liabilities	2,655,706		6,171,022

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2019 and December 31, 2018)	680,147		629,813
Limited Partners - Class A Series 1 (16,108.47 and 18,598.71 units outstanding at June 30, 2019 and December 31, 2018, respectively)	58,785,694		62,850,528
Limited Partners - Class A Series 2 (961.38 and 1,857.36 units outstanding at June 30, 2019 and December 31, 2018, respectively)	3,989,574		7,092,725
Limited Partners - Class B Series 1 (7,569.51 and 8,630.5 units outstanding at June 30, 2019 and December 31, 2018, respectively)	27,622,687		29,163,718

Total partners’ capital	91,078,102		99,736,784

Total liabilities and partners’ capital	$93,733,808		$105,907,806

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,649.37	*	$3,379.30	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,149.84	*	$3,818.72	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,649.21	*	$3,379.15	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$485,296	$424,476	$960,992	$762,378
Brokerage commissions	(56,069)	(78,381)	(95,818)	(154,988)
Interest expense	(40,481)	(74,358)	(75,301)	(129,674)
Administration fees	(16,964)	(16,305)	(33,729)	(34,662)
Prof essional fees	(39,601)	(34,744)	(105,038)	(74,029)
Shareholder expenses	(35,143)	(39,322)	(72,011)	(88,046)
Other expenses	(12,989)	(22,077)	(26,865)	(43,265)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	284,049	159,289	552,230	237,714

PARTNERSHIP EXPENSES:
Management fees	702,109	831,560	1,408,345	1,714,110
Servicing fees	235,354	278,832	472,215	574,744
Professional fees	58,170	40,349	128,660	95,965
Other expenses	45,736	45,786	91,388	93,644

Total partnership expenses	1,041,369	1,196,527	2,100,608	2,478,463

Net investment loss	(757,320)	(1,037,238)	(1,548,378)	(2,240,749)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	7,710,494	(703,620)	9,571,368	(5,324,878)
Net change in unrealized trading gains (losses) on securities	12,925	24,373	49,414	35,885
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(64,466)	1,143,065	(915,575)	1,981,743

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	7,658,953	463,818	8,705,207	(3,307,250)

NET INCOME (LOSS)	$6,901,633	$(573,420)	$7,156,829	$(5,547,999)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$259.83	$(17.43)	$257.59	$(161.89)

CLASS A Series 2	$289.87	$(8.15)	$291.53	$(157.72)

CLASS B Series 1	$259.59	$(16.97)	$255.77	$(160.50)

CLASS B Series 2	$—	$(7.19)	$—	$(156.40)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	16,979.93	22,065.35	17,775.62	22,196.50

CLASS A Series 2	1,547.14	2,103.36	1,701.35	2,103.48

CLASS B Series 1	7,863.11	10,097.95	8,140.02	10,071.37

CLASS B Series 2	—	41.15	—	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited		General		Limited		Limited		Limited
	Partners		Partner		Partners		Partners		Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$—	—	$99,736,784	29,272
Subscriptions	75,000	21	—	—	—	—	41,699	13	—	—	116,699	34
Transfers	32,658	10	—	—	—	—	(32,658)	(10)	—	—	—	—
Redemptions	(8,701,035)	(2,522)	—	—	(3,599,155)	(896)	(3,632,020)	(1,063)	—	—	(15,932,210)	(4,481)
Net income (loss)	4,528,543	—	50,334	—	496,004	—	2,081,948	—	—	—	7,156,829	—

PARTNERS’ CAPITAL June 30, 2019	$58,785,694	16,108	$680,147	186	$3,989,574	961	$27,622,687	7,570	—	—	$91,078,102	24,825

PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417
Subscriptions	1,592,053	471	—	—	203,569	55	1,213,941	361	—	—	3,009,563	887
Redemptions	(4,451,374)	(1,345)	—	—	(304,882)	(83)	(1,908,079)	(573)	—	—	(6,664,335)	(2,001)
Net income (loss)	(3,563,356)	—	(29,972)	—	(331,753)	—	(1,616,482)	—	(6,436)	—	(5,547,999)	—

PARTNERS’ CAPITAL June 30, 2018	$69,692,029	21,189	$613,001	186	$7,687,952	2,081	$32,250,348	9,806	$151,996	41	$110,395,326	33,303

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,156,829	$(5,547,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(57,657)	(608,934)
Sales of investments in Man-AHL Diversified Trading Company L.P.	21,489,092	6,086,422
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(9,257,437)	3,069,536
Changes in assets and liabilities:
Management fees payable	(28,180)	(21,047)
Servicing fees payable	(9,609)	(7,046)
Accrued expenses and other liabilities	97,305	18,125

Net cash provided by operating activities	19,390,343	2,989,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	116,699	3,009,563
Payments on redemptions	(19,507,042)	(5,998,620)

Net cash used in financing activities	(19,390,343)	(2,989,057)

NET INCREASE (DECREASE) IN CASH	—	—

CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2019, and the results of its operations for the three and six month periods ended June 30, 2019 and 2018. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

At June 30, 2019 and December 31, 2018, the Partnership owned 5,473.39 and 6,606.11 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2019 and December 31, 2018 was 77.89% and 79.94%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2019 and December 31, 2018, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and six month periods ended June 30, 2019 and 2018, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2019 and 2018. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

Recent Accounting Pronouncement — In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2019 and 2018.

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

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
	Class A	Class A	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,391.30	$3,844.32	$3,391.15	$3,305.83	$3,700.74	$3,305.68	$3,700.80

Income (loss) from investment operations:
Net investment income (loss)	(29.50)	(22.07)	(29.54)	(30.95)	(22.99)	(30.95)	(22.96)
Net realized and unrealized gains (losses) on trading activities	287.57	327.59	287.60	14.21	15.82	14.22	15.78

Total income (loss) from investment operations	258.07	305.52	258.06	(16.74)	(7.17)	(16.73)	(7.18)

Ending net asset value	$3,649.37	$4,149.84	$3,649.21	$3,289.09	$3,693.57	$3,288.95	$3,693.62

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.42%	4.59%	5.41%	5.29%	3.99%	5.27%	3.96%

Total expenses	5.42%	4.59%	5.41%	5.29%	3.99%	5.27%	3.96%

Net investment income (loss)	(3.34)%	(2.21)%	(3.34)%	(3.77)%	(2.50)%	(3.77)%	(2.50)%

Total return[2]:
Total return before incentive fees	7.61%	7.95%	7.61%	(0.51)%	(0.19)%	(0.51)%	(0.19)%

Total return after incentive fees	7.61%	7.95%	7.61%	(0.51)%	(0.19)%	(0.51)%	(0.19)%

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	Class A	Class A	Class B	Class A	Class A	Class B	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 2
Per unit operating performance:
Beginning net asset value	$3,379.30	$3,818.72	$3,379.15	$3,449.91	$3,849.96	$3,449.76	$3,850.01

Income (loss) from investment operations:
Net investment income (loss)	(57.75)	(42.47)	(57.70)	(66.44)	(50.41)	(66.31)	(50.38)
Net realized and unrealized gains (losses) on trading activities	327.82	373.59	327.76	(94.38)	(105.98)	(94.50)	(106.01)

Total income (loss) from investment operations	270.07	331.12	270.06	(160.82)	(156.39)	(160.81)	(156.39)

Ending net asset value	$3,649.37	$4,149.84	$3,649.21	$3,289.09	$3,693.57	$3,288.95	$3,693.62

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.41%	4.39%	5.39%	5.25%	3.97%	5.24%	3.94%

Total expenses	5.41%	4.39%	5.39%	5.25%	3.97%	5.24%	3.94%

Net investment income (loss)	(3.37)%	(2.20)%	(3.37)%	3.94%	(2.67)%	(3.93)%	(2.67)%

Total return[2]:
Total return before incentive fees	7.99%	8.67%	7.99%	(4.66)%	(4.06)%	(4.66)%	(4.06)%

Total return after incentive fees	7.99%	8.67%	7.99%	(4.66)%	(4.06)%	(4.66)%	(4.06)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2019, through August 14, 2019, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $58,201 and limited partner redemptions of $589,258.

The General Partner has evaluated the impact of subsequent events on the Partnership through August 14, 2019, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2019 (unaudited) and December 31, 2018
(b)	For the three months periods ended June 30, 2019 and 2018 (unaudited) and for the six months periods ended June 30, 2019 and 2018 (unaudited)
(c)	For the six months periods ended June 30, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(Unaudited)	December 31, 2018
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$7,058,228	$6,596,048
Net unrealized trading gains on open forward contracts	—	1,390,649
Net unrealized trading gains on open swap agreements	5,722,727	3,409,208
Net premiums paid on credit default swap agreements	5,566,426	—
Due from brokers	16,640,886	14,621,567

Total equity in trading accounts	34,988,267	26,017,472
Cash and cash equivalents	5,370,339	7,258,493
Investment in securities, at fair value (cost $82,475,738 and $100,492,099 at June 30, 2019 and December 31, 2018, respectively)	82,542,434	100,496,680

Total assets	$122,901,040	$133,772,645

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$2,742,304	$—
Net unrealized trading losses on open swap agreements	—	223,991
Net premiums received on credit default swap agreements	—	1,171,839
Redemptions payable to Man-AHL Diversified I L.P.	1,896,322	5,471,154
Redemptions payable to Man-AHL Diversified II L.P.	—	890,984
Accrued expenses and other liabilities	361,992	375,777

Total liabilities	5,000,618	8,133,745

PARTNERS’ CAPITAL:
Limited Partners (7,026.7 and 8,263.75 units outstanding at June 30, 2019 and December 31, 2018, respectively)	117,900,422	125,638,900

Total partners’ capital	117,900,422	125,638,900

Total liabilities and partners’ capital	$122,901,040	$133,772,645

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$16,778.91	$15,203.61

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2019 (Unaudited)		December 31, 2018
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:
Agricultural	$(103,049)	(0.1)	$50,531	0.0
Currencies	(72,354)	(0.1)	(36,231)	(0.0)
Energy	120,489	0.1	(378,353)	(0.3)
Indices	1,094,039	0.9	399,777	0.3
Interest Rates	4,988,184	4.3	3,682,036	3.0
Metals	829,010	0.7	244,730	0.2

Total futures contracts - long	6,856,319	5.8	3,962,490	3.2

FUTURES CONTRACTS - Short:
Agricultural	$192,700	0.2	477,626	0.4
Currencies	(861)	(0.0)	1,609	0.0
Energy	257,341	0.2	1,206,914	0.9
Indices	41,259	0.0	824,586	0.7
Interest Rates	—	—	(530)	(0.0)
Metals	(288,530)	(0.2)	123,353	0.1

Total futures contracts - short	201,909	0.2	2,633,558	2.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$7,058,228	6.0	$6,596,048	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$378,806	0.3	$(260,370)	(0.2)
Brazilian real	333,765	0.3	(11,038)	(0.0)
Mexican peso	(10,141)	(0.0)	346,308	0.3
Turkish lira	137,906	0.1	28,240	0.0
Metal	268,618	0.2	116,062	0.1
New Zealand dollars	592,495	0.5	(63,678)	(0.1)
South African rand	281,249	0.2	(51,666)	(0.0)
South Korean won	40,905	0.0	94,082	0.1
U.K. pound	256,401	0.2	49,189	0.0
Other	1,890,390	1.7	1,405,662	1.1

Total long forward contracts vs USD	4,170,394	3.5	1,652,791	1.3

FORWARD CONTRACTS - Short:
Australian dollars	$(596,404)	(0.5)	$430,295	0.3
Brazilian real	(707,440)	(0.6)	(55,752)	(0.0)
Mexican peso	(895,799)	(0.8)	(437,397)	(0.3)
Turkish lira	(39,640)	(0.0)	(10,202)	(0.0)
Metal	(17,256)	(0.0)	(95,391)	(0.1)
New Zealand dollars	(859,184)	(0.7)	63,395	0.1
South African rand	(156,486)	(0.1)	(10,572)	(0.0)
South Korean won	(543,088)	(0.5)	(179,312)	(0.1)
U.K. pound	(289,044)	(0.2)	(124,243)	(0.1)
Other	(2,763,738)	(2.4)	(612,335)	(0.6)

Total short forward contracts vs USD	(6,868,079)	(5.8)	(1,031,514)	(0.8)

Forward contracts - Cross currencies	107,294	0.1	373,092	0.3
Forward contracts - Metal non USD	(151,913)	(0.1)	396,280	0.3

	(44,619)	0.0	769,372	0.6

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(2,742,304)	(2.3)	$1,390,649	1.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2019 (Unaudited)		December 31, 2018
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value	Capital	Fair Value	Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $1,171,839, as of June 30, 2019 and December 31, 2018, respectively)		$—	—	$(129,311)	(0.1)
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019 - January 4, 2021, as of June 30, 2019 and December 31, 2018, respectively)		24,671,181	20.9	22,028,139	17.5
Other interest rate swaps		4,476,689	3.8	1,655,690	1.3

Total swap agreements - long		29,147,870	24.7	23,554,518	18.7

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $5,566,426 and $nil, as of June 30, 2019 and December 31, 2018, respectively)		601,347	0.5	—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019 - January 4, 2021, as of June 30, 2019 and December 31, 2018, respectively)		(20,882,862)	(17.7)	(18,548,398)	(14.8)
Other interest rate swaps		(3,143,628)	(2.7)	(1,820,903)	(1.4)

Total swap agreements - short		(23,425,143)	(19.9)	(20,369,301)	(16.2)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$5,722,727	4.8	$3,185,217	2.5

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$10,038,651	8.5	$11,171,914	8.9

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/20/19	8,000,000	$—	—	$7,909,098	6.3
United States Treasury Bill 0% 01/10/19	10,000,000	—	—	9,995,142	8.0
United States Treasury Bill 0% 02/21/19	32,000,000	—	—	31,895,549	25.4
United States Treasury Bill 0% 03/14/19	40,000,000	—	—	39,816,449	31.6
United States Treasury Bill 0% 06/13/19	11,000,000	—	—	10,880,442	8.7
United States Treasury Bill 0% 10/10/19	42,000,000	41,757,082	35.4	—	—
United States Treasury Bill 0% 11/07/19	4,000,000	3,970,817	3.4	—	—
United States Treasury Bill 0% 08/22/19	25,000,000	24,925,277	21.1	—	—
United States Treasury Bill 0% 12/12/19	12,000,000	11,889,258	10.1	—	—

Total U.S. government securities - long		82,542,434	70.0	100,496,680	80.0

TOTAL INVESTMENT IN SECURITIES (COST $82,475,738 and $100,492,099 at June 30, 2019 and December 31, 2018, respectively)		$82,542,434	70.0	$100,496,680	80.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INVESTMENT INCOME:
Interest income	$615,865	$507,074	$1,211,754	$906,951

Total investment income	615,865	507,074	1,211,754	906,951

EXPENSES
Brokerage commissions	71,204	93,576	121,008	184,226
Interest expense - brokers	51,434	88,962	95,132	154,426
Administration fees	21,530	19,482	42,532	41,206
Professional fees	50,267	41,500	132,187	87,987
Shareholder expenses	44,606	46,969	90,787	104,625
Other expenses	16,487	26,338	33,868	51,416

Total expenses	255,528	316,827	515,514	623,886

Net investment income (loss)	360,337	190,247	696,240	283,065

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	9,813,826	(837,605)	12,189,143	(6,267,242)
Net change in unrealized gains (losses) on translation of foreign currency	(8,924)	(82,059)	(41,889)	(262,186)
Net change in unrealized trading gains (losses) on investments in securities	16,405	29,115	62,115	42,738
Net change in unrealized trading gains (losses) on open contracts/agreements	(74,058)	1,475,086	(1,133,263)	2,587,207

Net gain (loss) on trading activities	9,747,249	584,537	11,076,106	(3,899,483)

NET INCOME (LOSS)	$10,107,586	$774,784	$11,772,346	$(3,616,418)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,311.07	$81.19	$1,479.26	$(378.32)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,709.40	9,543.25	7,958.29	9,559.11

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264

Subscriptions	267,658	17	—	—	267,658	17
Redemptions	(19,778,482)	(1,254)	—	—	(19,778,482)	(1,254)
Net income (loss)	11,772,346	—	—	—	11,772,346	—

PARTNERS’ CAPITAL - June 30, 2019	$117,900,422	7,027	$—	—	$117,900,422	7,027

PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$—	—	$142,156,033	9,569

Subscriptions	3,644,000	252	—	—	3,644,000	252
Redemptions	(7,247,061)	(501)	—	—	(7,247,061)	(501)
Net income (loss)	(3,616,418)	—	—	—	(3,616,418)	—

PARTNERS’ CAPITAL - June 30, 2018	$134,936,554	9,320	$—	—	$134,936,554	9,320

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,772,346	$(3,616,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(85,913,911)	(145,887,494)
Amortization of premium/discount on securities	(1,041,008)	(769,505)
Sales of investments in securities	104,971,280	137,000,000
Net change in unrealized trading (gains) losses on investments in securities	(62,115)	(42,738)
Net change in unrealized trading (gains) losses on open contracts/agreements	1,133,263	(2,587,207)
Changes in assets and liabilities:
Due from brokers	(2,019,319)	5,745,409
Net premiums paid on credit default swap agreements	(5,566,426)	5,906,211
Net premiums received on credit default swap agreements	(1,171,839)	828,640
Due to brokers	—	2,690,331
Accrued expenses and other liabilities	(13,785)	44,211

Net cash provided by (used in) operating activities	22,088,486	(688,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	267,658	3,644,000
Payments on redemptions	(24,244,298)	(6,581,346)

Net cash used in financing activities	(23,976,640)	(2,937,346)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,888,154)	(3,625,906)

CASH AND CASH EQUIVALENTS - Beginning of period	7,258,493	12,210,925

CASH AND CASH EQUIVALENTS - End of period	$5,370,339	$8,585,019

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$95,132	$154,426

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2019, and the results of its operations for the three and six month periods ended June 30, 2019 and 2018. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), BNP Paribas (“BNP”) HSBC and Goldman Sachs (“GS”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $11,654,456 and $8,825,790 as of June 30, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2019 and December 31, 2018, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2019, the Trading Company held foreign cash balances of $609,467 with a cost of $607,122, which are included in cash and cash equivalents. As of December 31, 2018, the Trading Company did not hold any foreign cash balances. As of June 30, 2019 and December 31, 2018, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents. As of June 30, 2019 and December 31, 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of June 30, 2019, the Trading Company holds $82,542,434 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from August 22, 2019 to December 12, 2019, have a total face value of $83,000,000. As of December 31, 2018, the Trading Company holds $100,496,680 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 10, 2019 to June 20, 2019, have a total face value of $101,000,000. As of June 30, 2019 and December 31, 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six month periods ended June 30, 2019 and 2018. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Recent Accounting Pronouncement — In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted. Management is currently evaluating the impact, if any, of applying ASU 2018-13.

3.	LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2019 and December 31, 2018.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2019 and 2018.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2019 and December 31, 2018, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
	As of
Investments	June 30, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$82,542,434	$—	$82,542,434	$—
Futures contracts	8,235,819	8,235,819	—	—
Forward contracts	6,644,803	—	6,644,803	—
Swap agreements	29,766,628	—	29,766,628	—

Total Assets	127,189,684	8,235,819	118,953,865	—

Liabilities
Futures contracts	(1,177,591)	(1,177,591)	—	—
Forward contracts	(9,387,107)	—	(9,387,107)	—
Swap agreements	(24,043,901)	—	(24,043,901)	—

Total Liabilities	(34,608,599)	(1,177,591)	(33,431,008)	—

Net Fair Value	$92,581,085	$7,058,228	$85,522,857	$—

	Fair Value Measurements
	As of
Investments	December 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$100,496,680	$—	$100,496,680	$—
Futures contracts	7,529,667	7,529,667	—	—
Forward contracts	8,965,462	—	8,965,462	—
Swap agreements	24,142,418	—	24,142,418	—

Total Assets	141,134,227	7,529,667	133,604,560	—

Liabilities
Futures contracts	(933,619)	(933,619)	—	—
Forward contracts	(7,574,813)	—	(7,574,813)	—
Swap agreements	(20,957,201)	—	(20,957,201)	—

Total Liabilities	(29,465,633)	(933,619)	(28,532,014)	—

Net Fair Value	$111,668,594	$6,596,048	$105,072,546	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2019 or 2018 based on the levels assigned at December 31, 2018 or 2017.

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

As of June 30, 2019 and December 31, 2018, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2019		December 31, 2018
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$567,683	$125,000,000	$—	$—
101-250	—	—	—	—
251-350	33,664	30,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$601,347	$155,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2019 and December 31, 2018, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2019 of each credit default swap where the Trading Company is a seller, ranged between 52 basis points and 324 basis points. As of December 31, 2018, the Trading Company did not hold any credit default swaps where the Trading Company is a seller. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of June 30, 2019 the Trading Company posted cash collateral of $1,186,784, and as of December 31, 2018, the Trading Company posted cash collateral of $8,478,832, with respective counterparties on these agreements in the normal course of business. As of June 30, 2019, open credit default swap agreements on selling protection have a maturity date of June 20, 2014. As of December 31, 2018, there were no open credit default swap agreements on selling protection.

During the three months ended June 30, 2019, the Trading Company traded 24,564 exchange-traded futures contracts and settled 58,503 forward contracts and 247 swap agreements. During the six months ended June 30, 2019, the Trading Company traded 49,988 exchange-traded futures contracts and settled 109,054 forward contracts and 641 swap agreements. During the three months ended June 30, 2018, the Trading Company traded 36,097 exchange-traded futures contracts and settled 53,808 forward contracts and 774 swap agreements. During the six months ended June 30, 2018, the Trading Company traded 73,968 exchange-traded futures contracts and settled 111,048 forward contracts and 1,589 swap agreements.

As of June 30, 2019, the gross notional value of open forward contracts is $97,799,151,581 and the gross notional value of open swap contracts is $288,191,144. As of December 31, 2018, the gross notional value of open forward contracts was $110,610,989,818 and the gross notional value of open swap contracts was $202,675,262. The trading activity of open forward and swap contracts as of June 30, 2019 and 2018 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2019 and December 31, 2018, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2019 and December 31, 2018, may differ from the net liability amounts recorded as of June 30, 2019 and December 31, 2018, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2019 and December 31, 2018, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	June 30, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$6,343,483		$(9,185,236)
Metals		301,320		(201,871)

Total open forward contracts		6,644,803		(9,387,107)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		347,617		(257,966)
Currencies		169		(73,384)
Energy		811,774		(433,944)
Indices		1,253,259		(117,961)
Interest rates		4,993,990		(5,806)
Metals		829,010		(288,530)

Total open futures contracts		8,235,819		(1,177,591)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		601,347		—
Interest rates		29,165,281		(24,043,901)

Total open swap agreements		29,766,628		(24,043,901)

Total Derivatives		$44,647,250		$(34,608,599)

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$8,356,301		$(7,382,603)
Metals		609,161		(192,210)

Total open forward contracts		8,965,462		(7,574,813)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		635,664		(107,507)
Currencies		3,397		(38,019)
Energy		1,360,263		(531,702)
Indices		1,463,170		(238,807)
Interest rates		3,682,705		(1,199)
Metals		384,468		(16,385)

Total open futures contracts		7,529,667		(933,619)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		2,744		(132,055)
Interest rates		24,139,674		(20,825,146)

Total open swap agreements		24,142,418		(20,957,201)

Total Derivatives		$40,637,547		$(29,465,633)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$539,098	$2,738,034	$(812,282)	$521,276
Metals	330,445	(852,918)	(326,836)	(1,022,415)

Net realized trading gains (losses) on closed contracts/agreements	$869,543	$1,885,116	$(1,139,118)	$(501,139)

Currencies	$(2,191,395)	$735,422	$(3,815,451)	$2,270,966
Metals	65,413	211,941	(317,502)	(754,753)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,125,982)	$947,363	$(4,132,953)	$1,516,213

Futures contracts
Agricultural	$(488,809)	$(841,562)	$(302,522)	$(1,836,576)
Currencies	72,731	(33,784)	14,442	426,222
Energy	1,341,182	2,408,977	650,227	642,843
Indices	(615,364)	(2,326,244)	(2,776,209)	(3,125,104)
Interest rates	8,214,263	(136,786)	13,914,429	1,575,551
Metals	(574,728)	(888,323)	(325,023)	(1,660,879)

Net realized trading gains (losses) on closed contracts/agreements	$7,949,275	$(1,817,722)	$11,175,344	$(3,977,943)

Agricultural	$(811,368)	$306,220	$(438,506)	$406,196
Currencies	(188,764)	58,621	(38,593)	(129,007)
Energy	137,663	1,363,018	(450,731)	1,168,926
Indices	466,538	124,995	(89,065)	(1,601,377)
Interest rates	270,893	39,901	1,306,678	1,822,019
Metals	857,435	66,038	172,397	(756,855)

Net change in unrealized trading gains (losses) on open contracts/agreements	$732,397	$1,958,793	$462,180	$909,902

Swap agreements
Credit default swaps	$359,837	$(637,871)	$1,240,615	$(860,659)
Interest rate swaps	744,064	(135,603)	1,056,255	(1,144,561)

Net realized trading gains (losses) on closed contracts/agreements	$1,103,901	$(773,474)	$2,296,870	$(2,005,220)

Credit default swaps	$552,946	$(43,589)	$730,658	$(397,046)
Interest rate swaps	766,581	(1,387,481)	1,806,852	558,138

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,319,527	$(1,431,070)	$2,537,510	$161,092

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2019 and December 31, 2018, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount	Net Amounts of	the Statements of Financial
		Offset in the	Assets presented	Condition
	Gross Amounts	Statements of	in the Statements		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount
As of June 30, 2019
Open futures contracts
Bank of America Merrill Lynch	$2,867,852	$(915,538)	$1,952,314	$—	$—	$1,952,314
Credit Suisse	2,892,658	(12,885)	2,879,773	—	—	2,879,773
JPMorgan Chase	2,475,309	(249,168)	2,226,141	—	—	2,226,141

Total open futures contracts	$8,235,819	$(1,177,591)	$7,058,228	$—	$—	$7,058,228

Open forward contracts
Deutsche Bank	$1,413,422	$(1,413,422)	$—	$—	$—	$—
HSBC	2,981,063	(2,981,063)	—	—	—	—
JPMorgan Chase	31,105	(31,105)	—	—	—	—
Royal Bank of Scotland	2,219,213	(2,219,213)	—	—	—	—

Total open forward contracts	$6,644,803	$(6,644,803)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$359,038	$—	$359,038	$—	$—	$359,038
Deutsche Bank	3,947,151	(3,078,315)	868,836	—	—	868,836
Goldman Sachs	40,118	—	40,118	—	—	40,118
JPMorgan Chase	25,420,321	(20,965,586)	4,454,735	—	—	4,454,735

Total open swap agreements	$29,766,628	$(24,043,901)	$5,722,727	$—	$—	$5,722,727

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$3,380,098	$(468,352)	$2,911,746	$—	$—	$2,911,746
Credit Suisse	2,319,355	(63,237)	2,256,118	—	—	2,256,118
JPMorgan Chase	1,830,214	(402,030)	1,428,184	—	—	1,428,184

Total open futures contracts	$7,529,667	$(933,619)	$6,596,048	$—	$—	$6,596,048

Open forward contracts
Deutsche Bank	$1,550,579	$(1,224,657)	$325,922	$—	$—	$325,922
HSBC	5,289,739	(4,655,627)	634,112	—	—	634,112
JPMorgan Chase	473,342	(77,061)	396,281	—	—	396,281
Royal Bank of Scotland	1,651,802	(1,617,468)	34,334	—	—	34,334

Total open forward contracts	$8,965,462	$(7,574,813)	$1,390,649	$—	$—	$1,390,649

Open swap agreements
Deutsche Bank	$2,110,140	$(2,110,140)	$—	$—	$—	$—
JPMorgan Chase	22,032,278	(18,623,070)	3,409,208	—	—	3,409,208

Total open swap agreements	$24,142,418	$(20,733,210)	$3,409,208	$—	$—	$3,409,208

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

				Gross Amounts Not Offset in
		Gross Amount		the Statements of Financial
		Offset in the	Net Amounts of	Condition
	Gross Amounts	Statements of	Liabilities Presented		Cash
	of Recognized	Financial	in the Statements of	Financial	Collateral
	Liabilities	Condition	Financial Condition	Instruments	Pledged	Net Amount
As of June 30, 2019
Open futures contracts
Bank of America Merrill Lynch	$915,538	$(915,538)	$—	$—	$—	$—
Credit Suisse	12,885	(12,885)	—	—	—	—
JPMorgan Chase	249,168	(249,168)	—	—	—	—

Total open futures contracts	$1,177,591	$(1,177,591)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,482,452	$(1,413,422)	$69,030	$—	$69,030	$—
HSBC	3,798,253	(2,981,063)	817,190	—	817,190	—
JPMorgan Chase	183,018	(31,105)	151,913	—	151,913	—
Royal Bank of Scotland	3,923,384	(2,219,213)	1,704,171	—	1,704,171	—

Total open forward contracts	$9,387,107	$(6,644,803)	$2,742,304	$—	$2,742,304	$—

Open swap agreements
Deutsche Bank	$3,078,315	$(3,078,315)	$—	$—	$—	$—
JPMorgan Chase	20,965,586	(20,965,586)	—	—	—	—

Total open swap agreements	$24,043,901	$(24,043,901)	$—	$—	$—	$—

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$468,352	$(468,352)	$—	$—	$—	$—
Credit Suisse	63,237	(63,237)	—	—	—	—
JPMorgan Chase	402,030	(402,030)	—	—	—	—

Total open futures contracts	$933,619	$(933,619)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,224,657	$(1,224,657)	$—	$—	$—	$—
HSBC	4,655,627	(4,655,627)	—	—	—	—
JPMorgan Chase	77,061	(77,061)	—	—	—	—
Royal Bank of Scotland	1,617,468	(1,617,468)	—	—	—	—

Total open forward contracts	$7,574,813	$(7,574,813)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$58,778	$—	$58,778	$—	$58,778	$—
Deutsche Bank	2,275,353	(2,110,140)	165,213	—	165,213	—
JPMorgan Chase	18,623,070	(18,623,070)	—	—	—	—

Total open swap agreements	$20,957,201	$(20,733,210)	$223,991	$—	$223,991	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2019
Open forward contracts
Deutsche Bank	$2,948,885
HSBC	$3,270,439
JPMorgan Chase	$604,649
Royal Bank of Scotland	$2,088,179
As of December 31, 2018
Open swap agreements
Credit Suisse	$5,511,777
Deutsche Bank	$3,090,022

6.	FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.	FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Per unit operating performance:
Beginning net asset value	$15,428.50	$14,392.37	$15,203.61	$14,855.39
Income (loss) from investment operations:
Net investment gain (loss)	47.59	20.15	88.73	29.82
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,302.82	65.40	1,486.57	(407.29)

Total income (loss) from investment operations	1,350.41	85.55	1,575.30	(377.47)

Ending net asset value	$16,778.91	$14,477.92	$16,778.91	$14,477.92

Ratios to average partners’ capital[1]:
Expenses	0.84%	0.93%	0.84%	0.89%

Net investment gain (loss)	1.18%	0.56%	1.14%	0.41%

Total return[2]	8.75%	0.59%	10.36%	(2.54)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.	SUBSEQUENT EVENTS

For the period subsequent to June 30, 2019 through August 14, 2019, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $83,201, and limited partner redemptions of $589,258.

The General Partner has evaluated the impact of subsequent events on the Trading Company through August 14, 2019, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Trading Advisor”). The Trading Advisor also serves as the Partnership’s commodity pool operator. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals, agriculturals and volatility. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2019. The Partnership’s capitalization was $91,078,102 as of June 30, 2019. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

	Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,308,807	1.44%
Bonds	$2,308,703	2.53%
Credit	$2,845,718	3.12%
Currencies	$6,080,290	6.68%
Energy	$1,433,228	1.57%
Interest rates	$2,121,499	2.33%
Metals	$1,724,747	1.89%
Stock indices	$5,958,842	6.54%
Total	$23,781,834	26.11%

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2019:

30-June-19
Ending Equity	$91,078,102

Six months ended June 30, 2019:

Net assets decreased $8,658,682 for the six months ended June 30, 2019. This decrease was attributable to subscriptions in the amount of $116,699, redemptions in the amount of $15,932,210 and a net gain from operations of $7,156,829.

Management fees of $1,408,345 and servicing fees of $472,215 were paid or accrued, and interest of $960,992 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2019.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2019 were $628,810.

Three months ended June 30, 2019:

Net assets decreased $2,070,765 for the three months ended June 30, 2019. This decrease was attributable to subscriptions in the amount of $75,000, redemptions in the amount of $9,047,398 and a net gain from operations of $6,901,633.

Management Fees of $702,109 and servicing fees of $235,354 were paid or accrued, and interest of $485,296 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2019.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2019 were $305,153.

The Partnership ended April with notable gains overall, with positive returns from its stocks, commodities, currency and credit trading outweighing losses experienced in fixed income trading. The Partnership’s net long equities position saw large gains as several U.S. indices hit new highs and made equities the top performing asset class in April. In the commodity sector, the Partnership’s short positions in many of the markets experienced gains, notably in the wheat market, which outweighed the losses experienced by Partnership’s short position in UK natural gas. The Partnership’s credit trading positions were also profitable, with gains from investment grade indices in both the U.S. and Europe more than offsetting the losses generated from a long in the Korean KOSPI. While the strength of the U.S. dollar against many currencies suited the Fund’s net long position in the U.S. dollar, particularly against the South Korean Won, the Partnership’s top sector performer was surprisingly a long in the Mexican peso against the U.S. dollar. A loss was incurred trading the Japanese yen against the euro. In the fixed income sector, the Partnership experienced losses in its dominantly long fixed income positions, as nearly all of its positions finished at a loss, most notably Short Sterling and Israeli swaps. The Partnership’s position in Italian government bonds saw small gains.

In May, the Fund experienced an overall loss, as the significant gains in fixed income and minor gains in currency trading were negated by losses in stocks, commodities and credit. The Partnership’s losses were largely attributable to its stock trading, as a sharp reversal in the equity markets saw losses on the Partnership’s previously profitable long positions, which were further exacerbated by losses in the Partnership’s short positions in VIX futures. The Partnership’s commodity trading had mixed returns, and ultimately ended up down, as losses from short positions in grains outweighed gains from short positions in copper and both U.K. and U.S. natural gas markets. With respect to the credit markets, the Partnership reduced the number of its short protection positions, as they all were generating losses, due to the widening spread on the E.U. 5-year Crossover iTraxx. Currency trading experienced minor gains in May, as gains from long U.S. dollar positions against the South Korean Won and the Chilean Peso were mostly offset by losses generated from short positions in the Japanese Yen, which reached a four-month high against the U.S. Dollar. The Partnership’s April losses in its fixed income were driven largely by its positions in Interest Rate Future Contracts.

The Partnership generated notable gains in June, as fixed income once again generated a substantial portion of the Partnership’s profits. With additional gains in stocks and credit, losses generated in currency trading were more than made up for. The Partnership’s fixed income trading continued its strong performance from May to end the quarter as the Partnership’s strongest trading sector, as the Partnership experienced a strong performance from long positions in U.S. and European government bonds, particularly Italian and French bonds. In the commodity sector, trading was once again mixed, with short positions in sugar driving losses and offsetting profits from long positions in palladium and short positions in UK and U.S. natural gas markets. In the credit market, credit spreads tightened across all credit indices and the Partnership’s short protection positions generated gains across all markets. In the equity markets, long stock index positions recovered from their downturn in May and finished the month slightly positive. The Partnership’s currency trading was the main source of losses in June, as modest gains on long Russian Ruble positions were outweighed by losses from the Fund’s long positions in U.S. dollar against the South Korean Won, Chilean Peso, Euro and New Zealand Dollar, which were four of the Partnership’s five worst-performing markets in June.

Three months ended March 31, 2019

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019. As of June 30, 2019, the Partnership’s average quarter-end capitalization was $91,078,102.

Quarter-Ended June 30, 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,401,031	1.52%	$1,493,256	$1,308,807
Bonds	$2,471,058	2.68%	$2,633,413	$2,308,703
Credit	$2,950,295	3.20%	$3,054,873	$2,845,718
Currencies	$5,987,036	6.50%	$6,080,290	$5,893,783
Energies	$1,107,960	1.20%	$1,433,228	$782,692
Interest rates	$2,078,746	2.26%	$2,121,499	$2,035,993
Metals	$1,502,131	1.63%	$1,724,747	$1,279,515
Stock indices	$5,051,787	5.48%	$5,958,842	$4,144,732
Total*	$22,550,045	24.48%	$24,500,148	$20,599,943

*	The total percentage and certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2019. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2019.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2019, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in US, Germany, Australia and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2019, the Partnership’s primary currency exposures were in the U.S. dollar versus the UK Sterling, South Korean Won, Turkish Lira, Euro and South African Rand.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2019, the Partnership’s primary exposures were in the S&P 500 Index, the Australian SPI 200 Index, the NASDAQ 100 Index and the FTSE 100 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2019, the Partnership’s primary metals market exposures were in palladium, gold and copper.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, feeder cattle, sugar and live cattle accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2019.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2019, the main exposures were in crude oil, gasoline and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2019.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officers have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2019, May 2019 and June 2019, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $75,000, respectively. On the first business day of April 2019, May 2019 and June 2019, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2019, May 2019 and June 2019, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2019, May 2019 and June 2019, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2019:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2019	$1,436,847	—	$505,137	$0
May 2019	$1,372,374	$3,570,042	$266,677	$0
June 2019	$1,162,904	—	$733,417	$0
TOTAL	$3,972,125	$3,570,042	$1,505,231	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2019.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl
President and Principal Executive Officer

By:	/s/ Colin Bettison
As Co-Principal Financial Officer

By:	/s/ Daniel Kennedy
As Co-Principal Financial Officer