Form 10-Q
period 2019-09-30
MAN AHL DIVERSIFIED I LP
filed 2019-11-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At September 30, 2019 (unaudited) and December 31, 2018
(b)	For the three month periods ended September 30, 2019 and 2018 (unaudited) and for the nine month periods ended September 30, 2019 and 2018 (unaudited)
(c)	For the nine month periods ended September 30, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (Unaudited)		December 31, 2018
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$95,567,497		$100,436,652
Due from Man-AHL Diversified Trading Company L.P.	916,933		5,471,154

Total assets	$96,484,430		$105,907,806

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$916,933		$5,471,154
Management fees payable	236,684		257,965
Servicing fees payable	79,182		86,479
Accrued expenses and other liabilities	383,352		355,424

Total liabilities	1,616,151		6,171,022

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2019 and December 31, 2018)	720,927		629,813
Limited Partners - Class A Series 1 (16,056.61 and 18,598.71 units outstanding at September 30, 2019 and December 31, 2018, respectively)	62,109,779		62,850,528
Limited Partners - Class A Series 2 (883.54 and 1,857.36 units outstanding at September 30, 2019 and December 31, 2018, respectively)	3,898,598		7,092,725
Limited Partners - Class B Series 1 (7,274.8 and 8,630.5 units outstanding at September 30, 2019 and December 31, 2018, respectively)	28,138,975		29,163,718

Total partners’ capital	94,868,279		99,736,784

Total liabilities and partners’ capital	$96,484,430		$105,907,806

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,868.18	*	$3,379.30	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,412.46	*	$3,818.72	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,868.01	*	$3,379.15	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$505,995	$459,461	$1,466,987	$1,221,839
Other income	102,311	—	102,311	—
Brokerage commissions	(50,288)	(74,875)	(146,106)	(229,863)
Interest expense	(59,418)	(51,065)	(134,719)	(180,739)
Administration fees	(17,469)	(16,985)	(51,198)	(51,647)
Professional fees	(28,858)	(65,040)	(133,896)	(139,069)
Shareholder expenses	(23,134)	(38,618)	(95,145)	(126,664)
Other expenses	(10,271)	(16,929)	(37,136)	(60,194)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	418,868	195,949	971,098	433,663

PARTNERSHIP EXPENSES:
Management fees	730,799	798,980	2,139,144	2,513,090
Servicing fees	244,533	267,916	716,748	842,660
Professional fees	58,170	64,550	186,830	160,515
Other expenses	45,351	47,126	136,739	140,770

Total partnership expenses	1,078,853	1,178,572	3,179,461	3,657,035

Net investment loss	(659,985)	(982,623)	(2,208,363)	(3,223,372)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	8,450,371	2,299,316	18,021,739	(3,025,562)
Net change in unrealized trading gains (losses) on securities	(37,050)	(15,053)	12,364	20,832
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(2,257,783)	(2,893,058)	(3,173,358)	(911,315)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,155,538	(608,795)	14,860,745	(3,916,045)

NET INCOME (LOSS)	$5,495,553	$(1,591,418)	$12,652,382	$(7,139,417)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$218.92	$(49.85)	$471.37	$(212.68)

CLASS A Series 2	$269.02	$(36.36)	$519.33	$(195.13)

CLASS B Series 1	$224.04	$(47.10)	$474.77	$(208.46)

CLASS B Series 2	$—	$(43.50)	$—	$(199.90)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	16,253.19	21,241.62	17,262.57	21,874.71

CLASS A Series 2	955.34	2,028.06	1,449.95	2,078.06

CLASS B Series 1	7,500.09	9,699.31	7,924.37	9,945.99

CLASS B Series 2	—	41.15	—	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$—	—	$99,736,784	29,272
Subscriptions	1,074,998	264	—	—	—	—	99,900	28	—	—	1,174,898	292
Transfers	32,658	10	—	—	—	—	(32,658)	(10)	—	—	—	—
Redemptions	(9,894,384)	(2,816)	—	—	(3,947,134)	(973)	(4,854,267)	(1,373)	—	—	(18,695,785)	(5,162)
Net income (loss)	8,045,979	—	91,114	—	753,007	—	3,762,282	—	—	—	12,652,382	—

PARTNERS’ CAPITAL September 30, 2019	$62,109,779	16,057	$720,927	186	$3,898,598	884	$28,138,975	7,275	—	—	$94,868,279	24,402

PARTNERS’ CAPITAL January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417
Subscriptions	2,760,451	821	—	—	203,569	55	1,301,644	388	—	—	4,265,664	1,264
Redemptions	(7,119,563)	(2,162)	—	—	(985,773)	(264)	(3,633,136)	(1,099)	—	—	(11,738,472)	(3,525)
Net income (loss)	(4,613,236)	—	(39,088)	—	(405,501)	—	(2,073,366)	—	(8,226)	—	(7,139,417)	—

PARTNERS’ CAPITAL September 30, 2018	$67,142,358	20,722	$603,885	186	$6,933,313	1,900	$30,156,110	9,307	$150,206	41	$104,985,872	32,156

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,652,382	$(7,139,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(57,742)	(608,934)
Sales of investments in Man-AHL Diversified Trading Company L.P.	25,312,961	11,749,401
Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(15,831,843)	3,482,382
Changes in assets and liabilities:
Management fees payable	(21,281)	(35,724)
Servicing fees payable	(7,297)	(11,985)
Accrued expenses and other liabilities	27,928	36,625

Net cash provided by operating activities	22,075,108	7,472,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,174,898	4,265,664
Payments on redemptions	(23,250,006)	(11,738,012)

Net cash used in financing activities	(22,075,108)	(7,472,348)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2019, and the results of its operations for the three and nine month periods ended September 30, 2019 and 2018. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

1. ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s General Partner. The General Partner is a subsidiary of Man Group Limited, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership.

AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group Limited. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

Man Investments Limited, a United Kingdom private limited company that is part of Man Group Limited, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group Limited, is the sole shareholder of the General Partner.

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

At September 30, 2019 and December 31, 2018, the Partnership owned 5,315.45 and 6,606.11 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2019 and December 31, 2018 was 79.83% and 79.94%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2019 and December 31, 2018, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and nine month periods ended September 30, 2019 and 2018, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2019 and 2018. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2019 and 2018.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019			For the three months ended September 30, 2018
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,649.37	$4,149.84	$3,649.21	$3,289.09	$3,693.57	$3,288.95	$3,693.62

Income (loss) from investment operations:
Net investment income (loss)	(27.32)	(11.38)	(27.58)	(30.36)	(22.87)	(30.56)	(22.65)
Net realized and unrealized gains (losses) on trading activities	246.13	274.00	246.38	(18.55)	(20.64)	(18.35)	(20.86)

Total income (loss) from investment operations	218.81	262.62	218.80	(48.91)	(43.51)	(48.91)	(43.51)

Ending net asset value	$3,868.18	$4,412.46	$3,868.01	$3,240.18	$3,650.06	$3,240.04	$3,650.11

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.29%	4.58%	5.33%	5.41%	4.19%	5.44%	4.04%

Total expenses	5.29%	4.58%	5.33%	5.41%	4.19%	5.44%	4.04%

Net investment income (loss)	(2.81)%	(1.03)%	(2.84)%	(3.71)%	(2.49)%	(3.74)%	(2.46)%

Total return[2]:
Total return before incentive fees	6.00%	6.33%	6.00%	(1.49)%	(1.18)%	(1.49)%	(1.18)%

Total return after incentive fees	6.00%	6.33%	6.00%	(1.49)%	(1.18)%	(1.49)%	(1.18)%

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:
Beginning net asset value	$3,379.30	$3,818.72	$3,379.15	$3,449.91	$3,849.96	$3,449.76	$3,850.01

Income (loss) from investment operations:
Net investment income (loss)	(84.94)	(56.20)	(85.25)	(96.84)	(73.54)	(97.00)	(73.02)
Net realized and unrealized gains (losses) on trading activities	573.82	649.94	574.11	(112.89)	(126.36)	(112.72)	(126.88)

Total income (loss) from investment operations	488.88	593.74	488.86	(209.73)	(199.90)	(209.72)	(199.90)

Ending net asset value	$3,868.18	$4,412.46	$3,868.01	$3,240.18	$3,650.06	$3,240.04	$3,650.11

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.34%	4.37%	5.35%	5.29%	4.05%	5.30%	3.97%

Total expenses	5.34%	4.37%	5.35%	5.29%	4.05%	5.30%	3.97%

Net investment income (loss)	(3.16)%	(1.88)%	(3.17)%	(3.86)%	(2.62)%	(3.87)%	(2.60)%

Total return[2]:
Total return before incentive fees	14.47%	15.55%	14.47%	(6.08)%	(5.19)%	(6.08)%	(5.19)%

Total return after incentive fees	14.47%	15.55%	14.47%	(6.08)%	(5.19)%	(6.08)%	(5.19)%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2019, through November 14, 2019, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $96,097 and limited partner redemptions of $381,856.

The General Partner has evaluated the impact of subsequent events on the Partnership through November 14, 2019, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2019 (unaudited) and December 31, 2018
(b)	For the three month periods ended September 30, 2019 and 2018 (unaudited) and for the nine month periods ended September 30, 2019 and 2018 (unaudited)
(c)	For the nine month periods ended September 30, 2019 and 2018 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$257,072	$6,596,048
Net unrealized trading gains on open forward contracts	1,904,670	1,390,649
Net unrealized trading gains on open swap agreements	5,307,485	3,409,208
Net premiums paid on credit default swap agreements	8,057,982	—
Due from brokers	17,405,171	14,621,567

Total equity in trading accounts	32,932,380	26,017,472
Cash and cash equivalents	2,207,149	7,258,493
Investment in securities, at fair value (cost $87,791,815 and $100,492,099 at September 30, 2019 and December 31, 2018, respectively)	87,811,305	100,496,680

Total assets	$122,950,834	$133,772,645

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$68,368	$—
Net unrealized trading losses on open swap agreements	93,344	223,991
Net premiums received on credit default swap agreements	1,769,774	1,171,839
Redemptions payable to Man-AHL Diversified I L.P.	916,933	5,471,154
Redemptions payable to Man-AHL Diversified II L.P.	—	890,984
Accrued expenses and other liabilities	381,557	375,777

Total liabilities	3,229,976	8,133,745

PARTNERS’ CAPITAL:
Limited Partners (6,658.86 and 8,263.75 units outstanding at September 30, 2019 and December 31, 2018, respectively)	119,720,858	125,638,900

Total partners’ capital	119,720,858	125,638,900

Total liabilities and partners’ capital	$122,950,834	$133,772,645

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$17,979.18	$15,203.61

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2019 (Unaudited)		December 31, 2018
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$85,880	0.1	$50,531	0.0
Currencies	208,626	0.2	(36,231)	(0.0)
Energy	(6,435)	(0.0)	(378,353)	(0.3)
Indices	(191,055)	(0.2)	399,777	0.3
Interest Rates	(141,011)	(0.1)	3,682,036	3.0
Metals	318,345	0.2	244,730	0.2

Total futures contracts - long	274,350	0.2	3,962,490	3.2

FUTURES CONTRACTS - Short:
Agricultural	$(713,713)	(0.7)	477,626	0.4
Currencies	4,870	0.0	1,609	0.0
Energy	679,220	0.6	1,206,914	0.9
Indices	(663)	(0.0)	824,586	0.7
Interest Rates	(47,972)	(0.0)	(530)	(0.0)
Metals	(7,388)	(0.0)	123,353	0.1

Total futures contracts—short	(85,646)	(0.1)	2,633,558	2.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$188,704	0.1	$6,596,048	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$(2,735)	(0.0)	$(260,370)	(0.2)
Brazilian real	(269,792)	(0.2)	(11,038)	(0.0)
Mexican peso	(452,731)	(0.4)	346,308	0.3
Turkish lira	486,478	0.4	28,240	0.0
Metal	(386,699)	(0.3)	116,062	0.1
New Zealand dollars	(26,350)	(0.0)	(63,678)	(0.1)
South African rand	(154,544)	(0.1)	(51,666)	(0.0)
South Korean won	(27,060)	(0.0)	94,082	0.1
U.K. pound	84,208	0.1	49,189	0.0
Other	(2,123,279)	(1.9)	1,405,662	1.1

Total long forward contracts vs USD	(2,872,504)	(2.4)	1,652,791	1.3

FORWARD CONTRACTS - Short:
Australian dollars	$73,377	0.1	$430,295	0.3
Brazilian real	330,334	0.3	(55,752)	(0.0)
Mexican peso	(155,656)	(0.1)	(437,397)	(0.3)
Turkish lira	(362,091)	(0.3)	(10,202)	(0.0)
Metal	22,631	0.0	(95,391)	(0.1)
New Zealand dollars	291,879	0.2	63,395	0.1
South African rand	44,993	0.0	(10,572)	(0.0)
South Korean won	(58,785)	(0.0)	(179,312)	(0.1)
U.K. pound	123,788	0.1	(124,243)	(0.1)
Other	4,488,962	3.7	(612,335)	(0.6)

Total short forward contracts vs USD	4,799,432	4.0	(1,031,514)	(0.8)

Forward contracts - Cross currencies	(104,763)	(0.1)	373,092	0.3
Forward contracts - Metal non USD	82,505	0.1	396,280	0.3

	(22,258)	0.0	769,372	0.6

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$1,904,670	1.6	$1,390,649	1.1

See notes to financial statements.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2019 (Unaudited)		December 31, 2018
	Principal	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
SWAP AGREEMENTS—Long:
Credit default swaps—Buy protection centrally cleared (upfront premiums received $1,769,774 and $1,171,839, as of September 30, 2019 and December 31, 2018, respectively)		$(25,039)	(0.0)	$(129,311)	(0.1)
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019—January 4, 2021, as of September 30, 2019 and December 31, 2018, respectively)		24,940,037	20.8	22,028,139	17.5
Other interest rate swaps		6,576,845	5.5	1,655,690	1.3

Total swap agreements—long		31,491,843	26.3	23,554,518	18.7

SWAP AGREEMENTS—Short:
Credit default swaps—Sell protection centrally cleared (upfront premiums paid $8,057,982 and $nil, as of September 30, 2019 and December 31, 2018, respectively)		(131,857)	(0.1)	—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 2, 2019—January 4, 2021, as of September 30, 2019 and December 31, 2018, respectively)		(21,149,011)	(17.6)	(18,548,398)	(14.8)
Other interest rate swaps		(4,996,834)	(4.2)	(1,820,903)	(1.4)

Total swap agreements—short		(26,277,702)	(21.9)	(20,369,301)	(16.2)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$5,214,141	4.4	$3,185,217	2.5

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$7,307,515	6.1	$11,171,914	8.9

U.S. GOVERNMENT SECURITIES—Long:
United States Treasury Bill 0% 06/20/19	8,000,000	$—	—	$7,909,098	6.3
United States Treasury Bill 0% 01/10/19	10,000,000	—	—	9,995,142	8.0
United States Treasury Bill 0% 02/21/19	32,000,000	—	—	31,895,549	25.4
United States Treasury Bill 0% 03/14/19	40,000,000	—	—	39,816,449	31.6
United States Treasury Bill 0% 06/13/19	11,000,000	—	—	10,880,442	8.7
United States Treasury Bill 0% 10/10/19	37,000,000	36,983,748	30.9	—	—
United States Treasury Bill 0% 11/07/19	4,000,000	3,993,000	3.3	—	—
United States Treasury Bill 0% 12/12/19	47,000,000	46,834,557	39.1	—	—

Total U.S. government securities—long		87,811,305	73.3	100,496,680	80.0

TOTAL INVESTMENT IN SECURITIES (COST $87,791,815 and $100,492,099 at September 30, 2019 and December 31, 2018, respectively)		$87,811,305	73.3	$100,496,680	80.0

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INVESTMENT INCOME:
Interest income	$644,834	$558,778	$1,856,588	$1,465,729
Other income	127,923	—	127,923	—

Total investment income	772,757	558,778	1,984,511	1,465,729

EXPENSES
Brokerage commissions	64,038	91,073	185,046	275,299
Interest expense—brokers	75,426	62,097	170,558	216,523
Administration fees	22,241	20,660	64,773	61,866
Professional fees	36,990	79,133	169,177	167,120
Shareholder expenses	29,738	46,969	120,525	151,594
Other expenses	13,133	20,589	47,001	72,005

Total expenses	241,566	320,521	757,080	944,407

Net investment income (loss)	531,191	238,257	1,227,431	521,322

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	11,004,034	2,792,341	23,193,177	(3,474,903)
Net change in unrealized gains (losses) on translation of foreign currency	(99,459)	(19,836)	(141,348)	(282,022)
Net change in unrealized trading gains (losses) on investments in securities	(47,206)	(18,308)	14,909	24,430
Net change in unrealized trading gains (losses) on open contracts/agreements	(2,731,136)	(3,493,456)	(3,864,399)	(906,248)

Net gain (loss) on trading activities	8,126,233	(739,259)	19,202,339	(4,638,743)

NET INCOME (LOSS)	$8,657,424	$(501,002)	$20,429,770	$(4,117,421)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,232.65	$(54.05)	$2,672.78	$(435.19)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,023.41	9,268.80	7,643.65	9,461.27

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264
Subscriptions	336,834	21	—	—	336,834	21
Redemptions	(26,684,646)	(1,626)	—	—	(26,684,646)	(1,626)
Net income (loss)	20,429,770	—	—	—	20,429,770	—

PARTNERS’ CAPITAL - September 30, 2019	$119,720,858	6,659	$—	—	$119,720,858	6,659

PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$—	—	$142,156,033	9,569
Subscriptions	3,644,000	252	—	—	3,644,000	252
Redemptions	(12,564,844)	(865)	—	—	(12,564,844)	(865)
Net income (loss)	(4,117,420)	—	—	—	(4,117,420)	—

PARTNERS’ CAPITAL - September 30, 2018	$129,117,769	8,956	$—	—	$129,117,769	8,956

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,429,770	$(4,117,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(120,711,352)	(152,712,200)
Amortization of premium/discount on securities	(1,552,740)	(1,009,993)
Sales of investments in securities	134,964,376	151,972,290
Net change in unrealized trading (gains) losses on investments in securities	(14,909)	(24,430)
Net change in unrealized trading (gains) losses on open contracts/agreements	3,864,399	906,249
Changes in assets and liabilities:
Due from brokers	(2,783,604)	(709,486)
Net premiums paid on credit default swap agreements	(8,057,982)	(568,229)
Net premiums received on credit default swap agreements	597,935	1,158,945
Due to brokers	—	4,913,308
Accrued expenses and other liabilities	5,780	148,359

Net cash provided by (used in) operating activities	26,741,673	(42,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	336,834	3,644,000
Payments on redemptions	(32,129,851)	(12,564,384)

Net cash used in financing activities	(31,793,017)	(8,920,384)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,051,344)	(8,962,991)
CASH AND CASH EQUIVALENTS -Beginning of period	7,258,493	12,210,925

CASH AND CASH EQUIVALENTS - End of period	$2,207,149	$3,247,934

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$170,558	$216,523

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2019, and the results of its operations for the three and nine month periods ended September 30, 2019 and 2018. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

1. ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a subsidiary of Man Group Limited, a United Kingdom public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company.

The Trading Company was formed to serve as a trading vehicle for certain limited partnerships sponsored by the General Partner in a “master-feeder” structure. The limited partners, Man-AHL Diversified I L.P. and Man-AHL Diversified II L.P., are limited partnerships whose general partner is the General Partner.

AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as the trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group Limited. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration with the Financial Conduct Authority in the United Kingdom.

Man Investments Holdings Limited, a United Kingdom holding company that is part of Man Group Limited, is the managing member of the Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group Limited, is the sole shareholder of the General Partner.

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

Due from Brokers — Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $5,699,737 and $8,825,790 as of September 30, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2019 and December 31, 2018, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2019, the Trading Company held foreign cash balances of $217,786 with a cost of $219,693, which are included in cash and cash equivalents. As of December 31, 2018, the Trading Company did not hold any foreign cash balances. As of September 30, 2019 and December 31, 2018, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2019, the Trading Company holds $87,811,305 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from October 10, 2019 to December 12, 2019, have a total face value of $88,000,000. As of December 31, 2018, the Trading Company holds $100,496,680 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 10, 2019 to June 20, 2019, have a total face value of $101,000,000. As of September 30, 2019 and December 31, 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine month periods ended September 30, 2019 and 2018. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — The Trading Company was a party to a class action relating to the manipulation of the pricing of NYMEX Platinum & Palladium futures traded between June 1, 2006 and April 29, 2010. The settlement amount reached for the Trading Company in relation to its trading activity during this period was $127,923.

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

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2019 and December 31, 2018.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2019 and 2018.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2019 and December 31, 2018, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2019 and December 31, 2018, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$87,811,305	$—	$87,811,305	$—
Futures contracts	2,772,263	2,772,263	—	—
Forward contracts	11,328,600	—	11,328,600	—
Swap agreements	31,557,929	—	31,557,929	—

Total Assets	133,470,097	2,772,263	130,697,834	—

Liabilities
Futures contracts	(2,583,559)	(2,583,559)	—	—
Forward contracts	(9,423,930)	—	(9,423,930)	—
Swap agreements	(26,343,788)	—	(26,343,788)	—

Total Liabilities	(38,351,277)	(2,583,559)	(35,767,718)	—

Net Fair Value	$95,118,820	$188,704	$94,930,116	$—

	Fair Value Measurements
Investments	As of December 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury bills	$100,496,680	$—	$100,496,680	$—
Futures contracts	7,529,667	7,529,667	—	—
Forward contracts	8,965,462	—	8,965,462	—
Swap agreements	24,142,418	—	24,142,418	—

Total Assets	141,134,227	7,529,667	133,604,560	—

Liabilities
Futures contracts	(933,619)	(933,619)	—	—
Forward contracts	(7,574,813)	—	(7,574,813)	—
Swap agreements	(20,957,201)	—	(20,957,201)	—

Total Liabilities	(29,465,633)	(933,619)	(28,532,014)	—

Net Fair Value	$111,668,594	$6,596,048	$105,072,546	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2019 or 2018 based on the levels assigned at December 31, 2018 or 2017.

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

As of September 30, 2019 and December 31, 2018, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2019		December 31, 2018
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$—	$—
101-250	—	—	—	—
251-350	(65,111)	15,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$(65,111)	$15,000,000	$—	$—

	September 30, 2019		December 31, 2018
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(104,659)	$130,000,000	$—	$—
101-250	15,762	20,000,000	—	—
251-350	22,151	15,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$(66,746)	$165,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2019 and December 31, 2018, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2019 of each credit default swap where the Trading Company is a seller, ranged between 55 basis points and 350 basis points. As of December 31, 2018, the Trading Company did not hold any credit default swaps where the Trading Company is a seller. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of September 30, 2019 the Trading Company posted cash collateral of $1,019,960, and as of December 31, 2018, the Trading Company posted cash collateral of $8,478,832, with respective counterparties on these agreements in the normal course of business. As of September 30, 2019, open credit default swap agreements on selling protection have maturity dates ranging from June 20, 2024 to December 20, 2024. As of December 31, 2018, there were no open credit default swap agreements on selling protection.

During the three months ended September 30, 2019, the Trading Company traded 23,203 exchange-traded futures contracts and settled 60,327 forward contracts and 177 swap agreements. During the nine months ended September 30, 2019, the Trading Company traded 73,191 exchange-traded futures contracts and settled 169,381 forward contracts and 818 swap agreements. During the three months ended September 30, 2018, the Trading Company traded 37,537 exchange-traded futures contracts and settled 56,099 forward contracts and 396 swap agreements. During the nine months ended September 30, 2018, the Trading Company traded 111,505 exchange-traded futures contracts and settled 167,147 forward contracts and 1,985 swap agreements.

As of September 30, 2019, the gross notional value of open forward contracts is $112,879,248,545 and the gross notional value of open swap contracts is $224,840,127. As of December 31, 2018, the gross notional value of open forward contracts was $110,610,989,818 and the gross notional value of open swap contracts was $202,675,262. The trading activity of open forward and swap contracts as of September 30, 2019 and 2018 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2019 and December 31, 2018, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2019 and December 31, 2018, may differ from the net liability amounts recorded as of September 30, 2019 and December 31, 2018, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2019 and December 31, 2018, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	September 30, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$11,023,923		$(8,837,690)
Metals		304,677		(586,240)

Total open forward contracts		11,328,600		(9,423,930)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		277,424		(905,257)
Currencies		215,275		(1,779)
Energy		748,519		(75,734)
Indices		404,721		(596,439)
Interest rates		498,804		(687,787)
Metals		627,520		(316,563)

Total open futures contracts		2,772,263		(2,583,559)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		37,912		(194,808)
Interest rates		31,520,017		(26,148,980)

Total open swap agreements		31,557,929		(26,343,788)

Total Derivatives		$45,658,792		$(38,351,277)

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$8,356,301		$(7,382,603)
Metals		609,161		(192,210)

Total open forward contracts		8,965,462		(7,574,813)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		635,664		(107,507)
Currencies		3,397		(38,019)
Energy		1,360,263		(531,702)
Indices		1,463,170		(238,807)
Interest rates		3,682,705		(1,199)
Metals		384,468		(16,385)

Total open futures contracts		7,529,667		(933,619)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
Credit		2,744		(132,055)
Interest rates		24,139,674		(20,825,146)

Total open swap agreements		24,142,418		(20,957,201)

Total Derivatives		$40,637,547		$(29,465,633)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$3,652,569	$1,455,311	$2,840,287	$1,976,587
Metals	820,704	1,820,349	493,868	797,934

Net realized trading gains (losses) on closed contracts/agreements	$4,473,273	$3,275,660	$3,334,155	$2,774,521

Currencies	$5,027,986	$(1,831,443)	$1,212,535	$439,523
Metals	(381,012)	(399,032)	(698,514)	(1,153,785)

Net change in unrealized trading gains (losses) on open contracts/agreements	$4,646,974	$(2,230,475)	$514,021	$(714,262)

Futures contracts
Agricultural	$419,958	$601,727	$117,436	$(1,234,849)
Currencies	301,112	73,902	315,554	500,124
Energy	(2,649,383)	1,033,123	(1,999,156)	1,675,966
Indices	(3,298,422)	(1,155,790)	(6,074,631)	(4,280,894)
Interest rates	10,597,084	(2,481,760)	24,511,513	(906,209)
Metals	838,128	735,188	513,105	(925,691)

Net realized trading gains (losses) on closed contracts/agreements	$6,208,477	$(1,193,610)	$17,383,821	$(5,171,553)

Agricultural	$(717,484)	$(3,866)	$(1,155,990)	$402,330
Currencies	286,711	(61,135)	248,118	(190,142)
Energy	294,955	(537,792)	(155,776)	631,134
Indices	(1,327,016)	896,856	(1,416,081)	(704,521)
Interest rates	(5,177,167)	(1,170,571)	(3,870,489)	651,448
Metals	(229,523)	52,067	(57,126)	(704,788)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(6,869,524)	$(824,441)	$(6,407,344)	$85,461

Swap agreements
Credit default swaps	$242,780	$509,624	$1,483,395	$(351,035)
Interest rate swaps	91,564	106,968	1,147,819	(1,037,593)

Net realized trading gains (losses) on closed contracts/agreements	$334,344	$616,592	$2,631,214	$(1,388,628)

Credit default swaps	$(758,243)	$(43,589)	$(27,585)	$(299,166)
Interest rate swaps	249,657	(1,387,481)	2,056,509	21,719

Net change in unrealized trading gains (losses) on open contracts/agreements	$(508,586)	$(1,431,070)	$2,028,924	$(277,447)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2019 and December 31, 2018, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

		Gross Amount	Net Amounts of	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Offset in the Statements of Financial Condition	Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2019
Open futures contracts
Bank of America Merrill Lynch	$1,398,911	$(1,246,916)	$151,995	$—	$—	$151,995
Credit Suisse	422,982	(317,905)	105,077	—	—	105,077
JPMorgan Chase	950,370	(950,370)	—	—	—	—

Total open futures contracts	$2,772,263	$(2,515,191)	$257,072	$—	$—	$257,072

Open forward contracts
Deutsche Bank	$1,514,286	$(1,329,198)	$185,088	$—	$—	$185,088
HSBC	6,577,598	(4,992,429)	1,585,169	—	—	1,585,169
JPMorgan Chase	282,046	(199,541)	82,505	—	—	82,505
Royal Bank of Scotland	2,954,670	(2,902,762)	51,908	—	—	51,908

Total open forward contracts	$11,328,600	$(9,423,930)	$1,904,670	$—	$—	$1,904,670

Open swap agreements
Credit Suisse	$15,762	$(15,762)	$—	$—	$—	$—
Deutsche Bank	4,729,987	(3,838,365)	891,622	—	—	891,622
JPMorgan Chase	26,812,180	(22,396,317)	4,415,863	—	—	4,415,863

Total open swap agreements	$31,557,929	$(26,250,444)	$5,307,485	$—	$—	$5,307,485

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$3,380,098	$(468,352)	$2,911,746	$—	$—	$2,911,746
Credit Suisse	2,319,355	(63,237)	2,256,118	—	—	2,256,118
JPMorgan Chase	1,830,214	(402,030)	1,428,184	—	—	1,428,184

Total open futures contracts	$7,529,667	$(933,619)	$6,596,048	$—	$—	$6,596,048

Open forward contracts
Deutsche Bank	$1,550,579	$(1,224,657)	$325,922	$—	$—	$325,922
HSBC	5,289,739	(4,655,627)	634,112	—	—	634,112
JPMorgan Chase	473,342	(77,061)	396,281	—	—	396,281
Royal Bank of Scotland	1,651,802	(1,617,468)	34,334	—	—	34,334

Total open forward contracts	$8,965,462	$(7,574,813)	$1,390,649	$—	$—	$1,390,649

Open swap agreements
Deutsche Bank	$2,110,140	$(2,110,140)	$—	$—	$—	$—
JPMorgan Chase	22,032,278	(18,623,070)	3,409,208	—	—	3,409,208

Total open swap agreements	$24,142,418	$(20,733,210)	$3,409,208	$—	$—	$3,409,208

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

		Gross Amount	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Offset in the Statements of Financial Condition		Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2019
Open futures contracts
Bank of America Merrill Lynch	$1,246,916	$(1,246,916)	$—	$—	$—	$—
Credit Suisse	317,905	(317,905)	—	—	—	—
JPMorgan Chase	1,018,738	(950,370)	68,368	—	68,368	—

Total open futures contracts	$2,583,559	$(2,515,191)	$68,368	$—	$68,368	$—

Open forward contracts
Deutsche Bank	$1,329,198	$(1,329,198)	$—	$—	$—	$—
HSBC	4,992,429	(4,992,429)	—	—	—	—
JPMorgan Chase	199,541	(199,541)	—	—	—	—
Royal Bank of Scotland	2,902,762	(2,902,762)	—	—	—	—

Total open forward contracts	$9,423,930	$(9,423,930)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$47,176	$(15,762)	$31,414	$—	$31,414	$—
Deutsche Bank	3,838,365	(3,838,365)	—	—	—	—
Goldman Sachs	61,930	—	61,930	—	61,930	—
JPMorgan Chase	22,396,317	(22,396,317)	—	—	—	—

Total open swap agreements	$26,343,788	$(26,250,444)	$93,344	$—	$93,344	$—

As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$468,352	$(468,352)	$—	$—	$—	$—
Credit Suisse	63,237	(63,237)	—	—	—	—
JPMorgan Chase	402,030	(402,030)	—	—	—	—

Total open futures contracts	$933,619	$(933,619)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,224,657	$(1,224,657)	$—	$—	$—	$—
HSBC	4,655,627	(4,655,627)	—	—	—	—
JPMorgan Chase	77,061	(77,061)	—	—	—	—
Royal Bank of Scotland	1,617,468	(1,617,468)	—	—	—	—

Total open forward contracts	$7,574,813	$(7,574,813)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$58,778	$—	$58,778	$—	$58,778	$—
Deutsche Bank	2,275,353	(2,110,140)	165,213	—	165,213	—
JPMorgan Chase	18,623,070	(18,623,070)	—	—	—	—

Total open swap agreements	$20,957,201	$(20,733,210)	$223,991	$—	$223,991	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2019
Open futures contracts
JPMorgan Chase	$1,035,509
Open swap agreements
Credit Suisse	$3,922,402
Goldman Sachs	$580,114
As of December 31, 2018
Open swap agreements
Credit Suisse	$5,511,777
Deutsche Bank	$3,090,022

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Per unit operating performance:
Beginning net asset value	$16,778.91	$14,477.92	$15,203.61	$14,855.39
Income (loss) from investment operations:
Net investment gain (loss)	76.46	25.92	162.41	55.52
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,123.81	(87.63)	2,613.16	(494.70)

Total income (loss) from investment operations	1,200.27	(61.71)	2,775.57	(439.18)

Ending net asset value	$17,979.18	$14,416.21	$17,979.18	$14,416.21

Ratios to average partners’ capital[1]:
Expenses	0.77%	0.96%	0.82%	0.92%

Net investment gain (loss)	1.70%	0.72%	1.32%	0.51%

Total return[2]	7.15%	(0.43)%	18.26%	(2.96)%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2019 through November 14, 2019, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $376,098, and limited partner redemptions of $381,856.

The General Partner has evaluated the impact of subsequent events on the Trading Company through November 14, 2019, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2019. The Partnership’s capitalization was $94,868,279 as of September 30, 2019. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$2,146,005	2.26%
Bonds	$1,533,972	1.62%
Credit	$707,966	0.75%
Currencies	$7,420,241	7.82%
Energy	$726,702	0.77%
Interest rates	$928,514	0.98%
Metals	$2,090,041	2.20%
Stock indices	$4,704,515	4.96%
Total	$20,257,956	21.35%

*	Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2019:

30-September-19
Ending Equity	$94,868,279

Nine months ended September 30, 2019:

Net assets decreased $4,868,505 for the nine months ended September 30, 2019. This decrease was attributable to subscriptions in the amount of $1,174,898, redemptions in the amount of $18,695,785 and a net gain from operations of $12,652,382.

Management fees of $2,139,144 and servicing fees of $716,748 were paid or accrued, and interest of $1,466,987 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2019.

The Partnership’s other expenses paid or accrued were $921,769 and other income earned was $102,311 for the nine months ended September 30, 2019.

Three months ended September 30, 2019:

Net assets increased $3,790,177 for the three months ended September 30, 2019. This increase was attributable to subscriptions in the amount of $1,058,199, redemptions in the amount of $2,763,575 and a net gain from operations of $5,495,553.

Management Fees of $730,799 and servicing fees of $244,533 were paid or accrued, and interest of $505,995 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2019.

The Partnership’s other expenses paid or accrued were $292,959 and other income earned was $102,311 for the three months ended September 30, 2019.

In July, the Partnership saw notable gains, led by a strong performance in currencies. Smaller gains in fixed income, equity and credit sectors also contributed to the Partnership’s gains. The Partnership’s commodities positions were the only detractors from an otherwise strong performance as losses from short positions in UK natural gas and losses from positions in nickel and coal outweighed gains from short positions in iron ore and longs in gold and carbon emissions. Further, agricultural trading finished down on the back of losses from sugar as it continued trading in a range bound market. The majority of the Partnership’s gains came from its currency trading, where the UK sterling came under significant pressure in the market, selling off by more than 4% against the U.S. dollar. Short positioning in pounds saw notable gains, as did the dominant long dollar positions against the euro and Korean won, while losses came from trading in South African rand and Polish zloty. In the fixed income sector, the Euro-zone bonds continued to rally, generating gains for the Partnership, particularly from Italian 10yr BTPs, which were the top performer and outweighed losses in U.S. Treasuries. The Partnership experienced minor gains in the credit sector as credit spreads tightened across most credit indices and the short protection generated gains across all markets except in the U.S. High Yield CDX index. In the equities sector, the Partnership’s minor gains came from rising indices, in particular the Australian SPI 200 Index and the FTSE 100, the latter supported by a weaker sterling. Cash equity trading was positive, with shorts in U.S. energy companies positive and outweighing losses on shorts in European retail stocks.

In August, the Partnership continued to experience gains, as losses in stocks and credit were outweighed by gains in fixed income, commodities and currency positions. The Partnership continued its success in the fixed income sector, as gains from its long positions in the 10-year U.S. treasury notes and other long bond positions outweighed the smaller number of modest losing positions in U.S. 2-year notes and Brazilian swaps. In currencies, the Partnership had its largest gain as a stronger U.S. dollar broadly benefitted the Partnership’s long U.S. dollar position as the South Korean won and the Chilean peso, alongside other emerging and developed currencies, struggled. These large gains were enough to more than offset smaller losses on positions in Turkish lira, South African rand and Japanese yen. The Partnership’s commodities trading had the strongest gains in August, led by the Partnership’s long position in metals, particularly gold and silver. Shorts in sugar and wheat also made gains, helping to offset trading in energies, which sustained losses, particularly in the Partnership’s short position in RBOB gasoline. The Partnership’s equity trading generated its largest losses of the month, with long positions in the Australian SPI 200 futures and the FTSE 100 generating notable losses. The Partnership’s credit trading also finished in the red, with losses across all markets.

In a reversal of its performance over the previous two months, the Partnership ended the quarter with notable losses. The Partnership’s minor gains in credit were not enough to offset the Partnership’s losses in stocks, currencies and, notably, commodities and fixed income. In commodities trading, where the Partnership sustained the largest losses, volatile oil prices hampered the Partnership’s short position, while larger losses were made on other commodity markets, particularly longs in gold and shorts in agricultural commodities such as sugar and wheat. A small offset came from a long position on palladium whose price continued to hit record highs. U.S. 10-year treasury yields, which started the month at near record lows, backed up more than 40bp over the first two weeks, affecting fixed income markets globally. U.S. treasuries was the Partnership’s worst performer in fixed income, outweighing the small gains from Italian government bonds. In the currency sector, losses from the Partnership’s shorts in the Mexican peso and South Korean won overcame the Partnership’s gains from shorts in the Euro and Swiss Franc and longs in the Turkish lira. Trading in equities finished the month slightly in the red, with a mixed performance consisting of losses from longs in the Russell 2000 and Korean KOSPI indices and gains in longs in Euro-STOXX and Australian SPI 200. The Partnership’s credit trading was essentially flat, with minor gains for the month being driven from performance in the U.S., while European credit trading detracted.

Three months ended June 30, 2019:

The Partnership ended April with notable gains overall, with positive returns from its stocks, commodities, currency and credit trading outweighing losses experienced in fixed income trading. The Partnership’s net long equities position saw large gains as several U.S. indices hit new highs and made equities the top performing asset class in April. In the commodity sector, the Partnership’s short positions in many of the markets experienced gains, notably in the wheat market, which outweighed the losses experienced by Partnership’s short position in UK natural gas. The Partnership’s credit trading positions were also profitable, with gains from investment grade indices in both the U.S. and Europe more than offsetting the losses generated from a long in the Korean KOSPI. While the strength of the U.S. dollar against many currencies suited the Partnership’s net long position in the U.S. dollar, particularly against the South Korean Won, the Partnership’s top sector performer was surprisingly a long in the Mexican peso against the U.S. dollar. A loss was incurred trading the Japanese yen against the euro. In the fixed income sector, the Partnership experienced losses in its dominantly long fixed income positions, as nearly all of its positions finished at a loss, most notably Short Sterling and Israeli swaps. The Partnership’s position in Italian government bonds saw small gains.

In May, the Partnership experienced an overall loss, as the significant gains in fixed income and minor gains in currency trading were negated by losses in stocks, commodities and credit. The Partnership’s losses were largely attributable to its stock trading, as a sharp reversal in the equity markets saw losses on the Partnership’s previously profitable long positions, which were further exacerbated by losses in the Partnership’s short positions in VIX futures. The Partnership’s commodity trading had mixed returns, and ultimately ended up down, as losses from short positions in grains outweighed gains from short positions in copper and both U.K. and U.S. natural gas markets. With respect to the credit markets, the Partnership reduced the number of its short protection positions, as they all were generating losses, due to the widening spread on the E.U. 5-year Crossover iTraxx. Currency trading experienced minor gains in May, as gains from long U.S. dollar positions against the South Korean Won and the Chilean Peso were mostly offset by losses generated from short positions in the Japanese Yen, which reached a four-month high against the U.S. dollar. The Partnership’s April losses in its fixed income were driven largely by its positions in Interest Rate Future Contracts.

The Partnership generated notable gains in June, as fixed income once again generated a substantial portion of the Partnership’s profits. With additional gains in stocks and credit, losses generated in currency trading were more than made up for. The Partnership’s fixed income trading continued its strong performance from May to end the quarter as the Partnership’s strongest trading sector, as the Partnership experienced a strong performance from long positions in U.S. and European government bonds, particularly Italian and French bonds. In the commodity sector, trading was once again mixed, with short positions in sugar driving losses and offsetting profits from long positions in palladium and short positions in UK and U.S. natural gas markets. In the credit market, credit spreads tightened across all credit indices and the Partnership’s short protection positions generated gains across all markets. In the equity markets, long stock index positions recovered from their downturn in May and finished the month slightly positive. The Partnership’s currency trading was the main source of losses in June, as modest gains on long Russian Ruble positions were outweighed by losses from the Partnership’s long positions in U.S. dollar against the South Korean Won, Chilean Peso, Euro and New Zealand Dollar, which were four of the Partnership’s five worst-performing markets in June.

Three months ended March 31, 2019:

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

Three months ended September 30, 2018:

Net assets decreased $5,409,454 for the three months ended September 30, 2018. This decrease was attributable to subscriptions in the amount of $1,256,101, redemptions in the amount of $5,074,137 and a net gain from operations of $1,591,418.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2019. As of September 30, 2019, the Partnership’s average quarter-end capitalization was $93,031,535.

Quarter-Ended September 30, 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,649,356	1.77%	$2,146,005	$1,308,807
Bonds	$2,158,696	2.32%	$2,633,413	$1,533,972
Credit	$2,202,852	2.37%	$3,054,873	$707,966
Currencies	$6,464,771	6.95%	$7,420,241	$5,893,783
Energies	$980,874	1.05%	$1,433,228	$726,702
Interest rates	$1,695,335	1.82%	$2,121,499	$928,514
Metals	$1,698,101	1.83%	$2,090,041	$1,279,515
Stock indices	$4,936,030	5.31%	$5,958,842	$4,144,732
Total*	$21,786,016	23.42%	$26,858,142	$16,523,991

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2019. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2019.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2019, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in US, Germany, Japan and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2019, the Partnership’s primary currency exposures were in the U.S. dollar versus the UK Sterling, Euro, Turkish Lira, Swiss Franc and Swedish Krona.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2019, the Partnership’s primary exposures were in the S&P 500 Index, the Australian SPI 200 Index, the NASDAQ 100 Index and the Russell 2000 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2019, the Partnership’s primary metals market exposures were in palladium, gold and silver.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, corn, sugar and wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2019.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2019, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2019.

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies credits, metals, agriculturals and volatility. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Co-Principal Financial Officers, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019. Based on such evaluation, the General Partner’s Principal Executive Officer and Co-Principal Financial Officers have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2019, August 2019 and September 2019, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $1,000,000, respectively. On the first business day of July 2019, August 2019 and September 2019, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2019, August 2019 and September 2019, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $58,200 and $0, respectively. On the first business day of July 2019, August 2019 and September 2019, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2019:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2019	$306,719	$0	$282,539	$0
August 2019	$828,596	$74,849	$353,941	$0
September 2019	$58,034	$273,130	$585,767	$0
TOTAL	$1,193,349	$347,979	$1,222,247	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Co-Principal Financial Officer

32.3	Section 1350 Certification of Co-Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2019.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl
President and Principal Executive Officer

By:	/s/ Colin Bettison
As Co-Principal Financial Officer

By:	/s/ Daniel Kennedy
As Co-Principal Financial Officer