Form 10-K
period 2019-12-31
MAN AHL DIVERSIFIED I LP
filed 2020-03-27
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2019 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

The investment objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals, agriculturals and volatility. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks.

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

As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals, agriculturals and volatility.

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

The Trading Advisor is paid a monthly management fee, payable in arrears, in an amount equal to 0.1667% of the month-end Net Asset Value of the Partnership (as defined in the Limited Partnership Agreement) whether or not the Partnership is profitable (approximately 2% annually). The General Partner is paid a monthly general partner administrative fee in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually), in respect to Class A-1 and Class B-1 units. The Trading Advisor may pay a portion of its management fee to the General Partner, and the General Partner may share a portion of its administrative fee with the Placement Agent (as defined below).

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

The Partnership’s organizational and initial offering fees and expenses were paid by the Partnership and have been completely amortized. The Partnership pays all of its expenses incurred in the ordinary course of its business. The Partnership also pays its extraordinary expenses, if any.

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

The CFTC has proposed a separate position limits rule for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. As of January 31, 2020, these proposed separate position limits have not been adopted, and it is unclear whether the Trading Advisor will be required to modify its trading on behalf of its clients, including the Trading Company, with respect to certain futures contracts which may have an adverse effect on the Partnership.

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

(b)    Holders.

As of December 31, 2019, there were 329 holders of Class A Units, 28 holders of Class A-2 Units, 369 holders of Class B Units and 0 holders of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2019, November 2019 and December 2019, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Series 1 Units to existing and new Limited Partners in the amount of $49,998, $46,100 and $24,751, respectively; and Class B Series 2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2019:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2019	$168,308	$0	$213,548	$0
November 2019	$174,679	$0	$380,311	$0
December 2019	$932,200	$0	$646,741	$0

TOTAL	$1,275,187	$0	$1,240,600	$0

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2019, 2018, 2017, 2016 and 2015 and total assets of the Partnership at December 31, 2019, 2018, 2017, 2016 and 2015.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Revenue:*
Total net realized and unrealized gains (losses)	$13,208,515	$1,245,752	$18,205,710	$(7,289,110)	$6,864,267
Interest income	1,856,022	1,764,072	854,933	293,762	149,041
Other Income	102,311	-	-	-	-
Expenses:**
Incentive fees	-	-	-	-	-
Management fees	2,811,368	3,276,649	3,796,264	4,734,252	5,952,076
Servicing fees	941,605	1,098,660	1,272,301	1,588,234	2,000,360
Brokerage commissions	190,659	284,613	486,447	652,371	880,423
Administrative expenses	915,339	1,182,114	909,312	1,282,068	917,580
Net income (loss)	$10,307,877	$(2,832,242)	$12,596,319	$(15,252,273)	$(2,737,131)
Total assets	$92,358,800	$105,907,806	$122,096,273	$143,034,688	$183,176,794
Total Partnership capital	$90,128,836	$99,736,784	$119,598,097	$139,406,484	$173,101,434
Net Asset Value per outstanding unit -Class A - Series 1	$3,773.02	$3,379.30	$3,449.91	$3,120.88	$3,444.80
Net Asset Value per outstanding unit -Class A - Series 2	$4,317.43	$3,818.72	$3,849.96	$3,439.38	$3,749.11
Net Asset Value per outstanding unit -Class B - Series 1	$3,772.86	$3,379.15	$3,449.76	$3,120.74	$3,444.82
Net Asset Value per outstanding unit -Class B - Series 2	-	$3,604.14 ***	$3,850.01	$3,439.44	$3,749.17
Increase (decrease) in Net Asset Value per Class A - Series 1 unit^	$387.36	$(70.61)	$315.48	$(331.06)	$(44.88)
Increase (decrease) in Net Asset Value per Class A - Series 2 unit^	$511.82	$(31.24)	$396.34	$(219.86)	$(12.04)
Increase (decrease) in Net Asset Value per Class B - Series 1 unit^	$394.51	$(70.61)	$305.71	$(319.17)	$(71.60)
Increase (decrease) in Net Asset Value per Class B - Series 2 unit^***	-	$(245.87)	$410.60	$(309.74)	$(21.95)

*

Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange, forward currency contracts and treasury bills.

**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
***	Ending Net Asset Value per unit calculated immediately prior to final redemption.
^	Based on weighted average units outstanding during the year.

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

During its operations through December 31, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures contracts, forward currency and other OTC contracts, both long (contracts to buy) and short (contracts to sell), and investing in cash and cash equivalents. All of the Partnership’s futures, forward and OTC contracts, other than certain currency forward contracts, are settled by offset, not delivery. The substantial majority of such contracts are for settlement within four to six months of the trade date and the substantial majority of such contracts are held by the Partnership for less than four to six months before being offset or rolled over into new contracts with similar maturities. The Partnership’s annual audited financial statements with the attached Trading Company’s annual audited financial statements, included as Exhibit 13.1 of this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open positions, both long and short, at December 31, 2019 fiscal year-end.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2019. The Partnership’s capitalization was $90,128,836 as of December 31, 2019. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2019
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,489,811	1.65%
Bonds	$1,110,140	1.23%
Credit	$4,112,343	4.56%
Currencies	$7,114,619	7.89%
Energy	$1,583,401	1.76%
Interest rates	$962,854	1.07%
Metals	$2,365,864	2.62%
Stock indices	$6,585,052	7.31%

Total*	$25,324,084	28.10%

*	Total amount does not foot due to rounding.

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

	2019 31-Dec -19	2018 31-Dec -18
Ending Equity	$90,128,836	$99,736,784

Net assets decreased $9,607,948 for the year ended December 31, 2019. This decrease was attributable to subscriptions in the amount of $1,295,747, redemptions in the amount of $21,211,572 and net income from operations of $10,307,877.

For the year ended December 31, 2019, the Partnership accrued or paid total expenses of $4,858,971, including $941,605 in servicing fees, $2,811,368 in General Partner administrative fees and Trading Advisor management fees, and $1,105,998 in other expenses. Interest of $1,856,022 was earned or accrued on the Partnership’s cash and cash equivalent investments and other income earned was $102,311.

The Net Asset Value of a Class A Unit increased by $393.72 to $3,773.02. The Net Asset Value of a Class B Unit increased by $498.71 to $4,317.43. The Net Asset Value of a Class A-2 Unit increased by $393.71 to $3,772.86.

In the first quarter of 2019, equity trading proved to be a poor performer for the Partnership, as large losses in January driven by the sharp trend reversal in the equity markets’ 2018 performance battered the Partnership’s short positioning. In February and March, the slightly positive returns in the Partnership’s equity positions were mainly driven by the Partnership’s long positions in indices. During the second quarter, the Partnership’s net long equities position made equities the top performing asset class in April, however, a sharp reversal occurred in May as the Partnership’s previously profitable long positions suffered losses that were further exacerbated by losses in the Partnership’s short positions in VIX futures. In June, long stock index positions recovered from their downturn in May and finished slightly positive. Third quarter trading saw further losses in the Partnership’s equity positions as long positions in the Australian SPI 200 futures and the FTSE 100 generated notable losses in August, followed by a mixed performance consisting of losses from longs in the Russell 2000 and Korean KOSPI indices and gains in longs in Euro-STOXX and Australian SPI 200 in September. The Partnership’s fourth quarter equity trading reversed course and saw gains in all three months. In October, minor gains came from index longs in Swedish, Taiwanese and Japanese equity futures. November and December both saw notable gains in equity trading as equity indices continued to reach all-time highs. The Fund’s dominantly long equity positions in the Australian SPI 200, S&P500 and NASDAQ 100 drove much of the gains in November, and the Fund’s long stock index positions, as well as positions in emerging market equities, generated strong gains for the Partnership in December.

The Partnership’s fixed-income trading saw strong performances in the first and second quarter before reversing course towards the end of the third quarter. Gains from the Partnership’s exposure to Israeli swaps and French and German bonds in January and long positions in European and U.S. government bonds in March were enough to outweigh February’s losses in fixed-income trading, which were driven by long exposure to U.S. Treasuries and Italian bonds. The Partnership started the second quarter with losses in its dominantly long fixed income positions, most notably in Short Sterling and Israeli swaps. In May, gains in the Partnership’s positions in U.S. Treasuries and Short Sterling outweighed the smaller number of negative positions, such as Italian bonds. June saw continued strong performance in fixed income, as the Partnership recognized gains from long positions in U.S. and European government bonds. To start the third quarter, gains in Italian 10yr BTPs outweighed losses in U.S. Treasuries in July.    In August, gains from the Partnership’s long positions in U.S. 10-year Treasuries and other long-bond positions outweighed the smaller number of modest losing positions in U.S. 2-year notes and Brazilian swaps. In September, the Partnership’s general success in fixed-income trading came to an end, as large losses in multiple positions, particularly U.S. Treasuries, outweighed the small gains from Italian bonds. Fourth quarter fixed-income trading was similarly unprofitable for the Partnership. In October, the Partnership’s positions in Japanese 10Yr bonds, shorter-dated U.S. Treasuries and German bunds drove a majority of the Partnership’s losses in the fixed-income sector. In November, small gains in short-term instruments in U.S. and Australia were not enough to outweigh the Partnership’s losses, led by Italian 10Yr debt. Finally, the Partnership ended the year with minor losses in fixed-income trading as profitable short positions in German and Canadian 10yr bonds were outweighed by losses in long positions in Italian and Australian bonds.

The Partnership’s commodity trading saw both notable gains and losses over the course of the year. In January, short positions in wheat, copper and aluminum outweighed gains on long positions in palladium. The Partnership’s short exposure to oil further contributed to the sector’s monthly losses as oil prices reversed a 3-month trend that had seen crude fall by more than 40%. In February, a long palladium positions and short wheat exposure contributed to the Partnership’s gains in its commodity trading, though the Partnership’s long palladium position led to large losses for the Partnership’s commodities trading in March when a collapse in palladium prices during the last week of March pummeled the Partnership’s long exposure to the metal. April saw the Partnership’s short positions in the wheat market outweigh the losses experienced by Partnership’s short position in U.K. natural gas. Commodity trading had mixed returns in May, and ultimately ended up down, as losses from short positions in grains outweighed gains from short positions in copper and both U.K. and U.S. natural gas markets. In June, commodities trading was once again mixed, with short positions in sugar driving losses and offsetting profits from long positions in palladium and short positions in U.K. and U.S. natural gas markets. The third quarter was again mixed for commodities trading, as July saw the Partnership’s short positions in U.K. natural gas and positions in nickel and coal outweighed gains from short positions in iron ore and longs in gold and carbon emissions, while agricultural trading finished down on the back of losses from sugar. The Partnership’s commodities trading was very profitable in August, led by the Partnership’s long position in metals, particularly gold and silver, while shorts in sugar and wheat also made gains, helping to offset losses from trading in energies, particularly a short position in RBOB gasoline. Reversing course in September, the Partnership’s largest losses were attributable to its commodities trading, where gains from a long position on palladium, whose price continued to hit record highs, was not sufficient to offset losses from other commodity markets, particularly longs in gold and shorts in sugar and wheat. Continuing this trend, in October, losses from the Partnership’s short position in U.S. natural gas and positions in cocoa and soybeans outweighed gains in its long palladium position, while longs in other metals, particularly nickel, gold and silver led to further losses in November. Positive performance in the Partnership’s short position in U.K. natural gas bolstered the Partnership’s December performance, as commodity trading proved profitable to close out the year.

Trading in currency was mixed for the Partnership over the course of the year. In January, the Partnership’s positions in developed markets, including Canada, Australia and the U.K., provided losses offsetting profitable long positions in certain emerging market currencies, including those of South Africa, Brazil and Turkey, produced positive performance. In February the Partnership’s currency trading but ended the month with negative performance as losses from long exposure to the South African rand and Brazilian Real outdistanced gains from short exposure to the Swedish Krona and Japanese Yen. Continuing this trend into March, the gains made in a short Euro position were outweighed by losses on a range of markets including the Mexican Peso and Turkish Lira. In the second quarter, the Partnership’s net long positions in the U. S. dollar drove the Partnership’s performance: in April, the strength of the U.S. dollar against many currencies led to a strong performance, though the top sector performer in April was a long in the Mexican peso against the U.S. dollar; in May, gains from long U.S. dollar positions against the South Korean won and the Chilean peso were mostly offset by losses generated from short positions in the Japanese Yen, which reached a four-month high against the U.S. dollar; and in June, modest gains on long Russian ruble positions were outweighed by losses from the Partnership’s long positions in U.S. dollar against the South Korean won, Chilean peso, Euro and New Zealand dollar. Dominant long U.S. dollar positions against the Euro and South Korean Won, and short positioning in pounds saw notable gains in July, while losses came from trading in South African rand and Polish zloty. In August, a stronger U.S. dollar broadly benefitted the Partnership’s long U.S. dollar position as the South Korean won and the Chilean peso, alongside other emerging and developed currencies, struggled. September saw losses from the Partnership’s shorts in the Mexican peso and South Korean won overcome gains from shorts in the Euro and Swiss franc and longs in the Turkish lira to end the third quarter on a positive note. This trend did not continue into the fourth quarter, where October saw the Partnership’s net long position in the U.S. dollar experience losses, particularly against the Euro, Sterling, Polish zloty and Turkish lira, which outweighed gains from longs in the Mexican peso and long positioning in Euros against the Norwegian krone. In November, weakened South American currencies lead to profitable a position short in the Chilean peso versus the U.S. dollar, outweighing losses from a long in the Mexican peso against the U.S. dollar. December’s currency trading results were notably mixed, as currency positions made up four of the Partnership’s five top positions, led by a long in the Mexican peso against the U.S. dollar, as well as four of the Partnership’s five bottom positions, led by a short position in the Swiss franc.

Throughout 2019, the Partnership’s credit trading was a steady performer, with positions either remaining largely flat or sustaining slight gains or losses each month. To start the year, credit trading in January was mixed and concluded the month with slightly negative results as losses stemming from long protection positions early in January edged out gains. In February, the Partnership’s credit trading with long exposure to the European 5yr iTraxx Index provided steady gains, and in March, the Partnership continued its positive credit trading performance, finishing the month in positive territory. The Partnership experienced gains in April from investment-grade indices in both the U.S. and Europe that more than offset the losses generated from a long in the Korean KOSPI, The Partnership’s short protection positions generated losses in May due to the widening spread on the E.U. 5-year Crossover iTraxx, though reversed course in June and July, generating gains when credit spreads tightened across all credit indices. Widening spreads in August led to minor losses, while September and October trading was essentially flat, with minor gains for each month being driven from a performance in the U.S., while European credit trading detracted. Credit trading ended the year on a positive note, as investment grade indices tightened in November, benefitting every one of the Partnership’s positions, most notably US 5y CDX. Similarly, in December, every one of the indices traded by the Partnership ended the month in the black, with the most notable performers being investment-grade and high-yield corporate credit in the U.S.

2018

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

Although starting off the first quarter as a drag on Partnership performance, commodities trading provided mixed results during the course of the year. In January, losses from U.S. natural gas and copper positions outweighed gains from the trading of other energies such as crude oil, and energies and metals trading continued to generate notable losses in February. March performance was mostly flat with gains realized from long energy positioning and short agricultural exposure partially offset by losses sustained from long metals positions. The Partnership experienced more sustained, although modest, positive performance from second quarter commodity trading. In April, the Partnership’s energy trading was the profit leader in large part due to long exposure to Brent crude and UK natural gas, while more modest gains were achieved in May and June from continued long exposure to energies and short positioning in certain agriculturals such as corn. Third and fourth quarter performance was more mixed. In July, long positions in crude oil and short exposure to wheat resulted in net losses despite shorts in metals, sugar and coffee providing gains. August trading produced strong results with the Partnership’s short exposure to silver, copper and coffee generating notable gains and outweighing losses from short positions in natural gas. Long oil positions in September benefitted from a continued rise in oil prices and short exposure to cocoa also performed positively. Losses sustained in October from shorts in sugar and coffee and long oil positions were largely made up in November as the Partnership’s long exposure to U.S. natural gas benefitted from a 50% surge in price during the first two weeks of the month and short oil positions benefitted from a 22% intra-month decline. December trading ended largely even with gains from long palladium, short aluminum and short oil positions mostly offset by losses in other metals and long exposure to U.S. natural gas.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2019. During 2019, the Partnership’s average quarter-end capitalization was $92,305,861.

Fiscal Year 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,609,470	1.74%	$2,146,005	$1,308,807
Bonds	$1,896,557	2.05%	$2,633,413	$1,110,140
Credit	$2,680,225	2.90%	$4,112,343	$707,966
Currencies	$6,627,233	7.18%	$7,420,241	$5,893,783
Energies	$1,131,506	1.23%	$1,583,401	$726,702
Interest rates	$1,512,215	1.64%	$2,121,499	$928,514
Metals	$1,865,042	2.02%	$2,365,864	$1,279,515
Stock indices	$5,348,285	5.79%	$6,585,052	$4,144,732
Total*	$22,670,533	24.56%	$28,967,818	$16,100,159

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2019.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2018. During 2018, the Partnership’s average quarter-end capitalization was $107,359,159.

Fiscal Year 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,646,916	1.53%	$2,029,675	$1,331,292
Bonds	$2,174,620	2.03%	$2,893,336	$1,656,777
Credit	$602,733	0.56%	$830,398	$—
Currencies	$3,544,326	3.30%	$7,024,528	$193,156
Energies	$1,373,262	1.28%	$1,510,011	$1,214,087
Interest rates	$2,362,089	2.20%	$3,196,054	$569,110
Metals	$1,128,134	1.05%	$1,563,054	$930,014
Stock indices	$3,703,085	3.45%	$4,721,461	$2,467,092
Total*	$16,535,165	15.40%	$23,768,517	$8,361,528

*	Certain total amounts do not foot due to rounding.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2019, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, Canada, Japan and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2019, the Partnership’s primary currency exposures were in the U.S. dollar versus the Mexican Peso, South African Rand, Japanese Yen, Chilean Peso and New Zealand Dollar.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2019, the Partnership’s primary exposures were in the Australian SPI 200 Index, the TAIEX Index, Korean Kospi Index and the MSCI Emerging Market Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2019, the Partnership’s primary metals market exposures were in copper, gold, aluminum, palladium and silver.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, wheat, lean hogs, live cattle and corn accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2019.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2019, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2019.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2019 and 2018. This information has not been audited.

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019

Interest income*	389,035	505,995	485,296	475,696

Other Income*	—	102,311	—	—

Net Realized and Unrealized Gains (Losses)*	(1,652,230)	6,155,538	7,658,953	1,046,254

Expenses**	(1,081,310)	(1,268,291)	(1,242,616)	(1,266,754)

Net Income (Loss)	(2,344,505)	5,495,553	6,901,633	255,196

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(96.01)	218.92	259.83	8.98

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(95.03)	269.02	289.87	25.59

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(97.73)	224.04	259.59	4.84

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	—	—	—	—

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018

Interest income*	542,233	459,461	424,476	337,902

Net Realized and Unrealized Gains (Losses)*	5,161,797	(608,795)	463,818	(3,771,068)

Expenses**	(1,396,855)	(1,442,084)	(1,461,714)	(1,541,413)

Net Income (Loss)	4,307,175	(1,591,418)	(573,420)	(4,974,579)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	136.00	(49.85)	(17.43)	(143.70)

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	165.13	(36.36)	(8.15)	(149.56)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	132.52	(47.10)	(16.97)	(143.87)

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	(69.34)	(43.50)	(7.19)	(149.22)

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2019, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Mr. Eric Burl is the president and principal executive officer of the General Partner, and Mr. Colin Bettison is principal financial officer of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.

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

(i)    Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Colin Bettison, principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Bettison is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2019, the General Partner’s interest in the Partnership was valued at $703,193 which constituted 0.78% of total partners’ capital.

As of December 31, 2019, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $2,811,368 for the year ended December 31, 2019. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended

December 31, 2019. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $941,605 in servicing fees for the year ended December 31, 2019. The General Partner’s interest in the Partnership earned net income of $73,380 for the year ended December 31, 2019.

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

Item 14. Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2019 and 2018 were approximately $266,000 and $266,000, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2019 and 2018.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2019 and 2018 were approximately $209,000 and $185,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2020.

Signature	Title with General Partner	Date

/s/ Eric Burl Eric Burl	President, Principal Executive Officer	March 27, 2020

/s/ Colin Bettison Colin Bettison	Principal Financial Officer	March 27, 2020

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 27, 2020

By	/s/ Eric Burl
Eric Burl
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2019 and 2018, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 27, 2020

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019		December 31, 2018

ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$90,779,858		$100,436,652

Due from Man-AHL Diversified Trading Company L.P.	1,578,942		5,471,154

Total assets	$92,358,800		$105,907,806

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Redemptions payable	$1,578,942		$5,471,154

Management fees payable	226,756		257,965

Servicing fees payable	75,847		86,479

Accrued expenses and other liabilities	348,419		355,424

Total liabilities	2,229,964		6,171,022

PARTNERS’ CAPITAL:

General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2019 and December 31, 2018)	703,193		629,813

Limited Partners - Class A Series 1 (15,716.22 and 18,598.71 units outstanding at December 31, 2019 and December 31, 2018, respectively)	59,297,638		62,850,528

Limited Partners - Class A Series 2 (883.54 and 1,857.36 units outstanding at December 31, 2019 and December 31, 2018, respectively)	3,814,631		7,092,725

Limited Partners - Class B Series 1 (6,974.39 and 8,630.5 units outstanding at December 31, 2019 and December 31, 2018, respectively)	26,313,374		29,163,718

Total partners’ capital	90,128,836		99,736,784

Total liabilities and partners’ capital	$92,358,800		$105,907,806

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,773.02	*	$3,379.30	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,317.43	*	$3,818.72	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,772.86	*	$3,379.15	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	2019	2018	2017

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,856,022	$1,764,072	$854,933
Other income	102,311	-	-
Brokerage commissions	(190,659)	(284,613)	(486,447)
Interest expense	(194,333)	(229,153)	(128,721)
Administration fees	(67,900)	(69,065)	(87,720)
Professional fees	(143,129)	(218,307)	(109,329)
Shareholder expenses	(95,145)	(164,660)	(157,307)
Other expenses	(43,243)	(77,208)	(53,242)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	1,223,924	721,066	(167,833)

PARTNERSHIP EXPENSES:
Management fees	2,811,368	3,276,679	3,796,264
Servicing fees	941,605	1,098,660	1,272,301
Administration fees	-	-	(8,071)
Professional fees	245,000	237,165	165,142
Other expenses	126,589	186,556	215,922

Total partnership expenses	4,124,562	4,799,060	5,441,558

Net investment loss	(2,900,638)	(4,077,994)	(5,609,391)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	15,093,794	(3,654,490)	19,070,049
Net change in unrealized trading gains (losses) on securities	479	28,032	(34,746)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(1,885,758)	4,872,210	(829,593)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	13,208,515	1,245,752	18,205,710

NET INCOME (LOSS)	$10,307,877	$(2,832,242)	$12,596,319

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$387.36	$(86.09)	$315.48

CLASS A Series 2	$511.82	$(46.40)	$396.34

CLASS B Series 1	$394.51	$(89.80)	$305.71

CLASS B Series 2	$-	$(268.70)	$410.60

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	16,992.92	21,545.67	26,217.39

CLASS A Series 2	1,307.19	2,029.48	2,258.32

CLASS B Series 1	7,747.43	9,722.09	11,164.94

CLASS B Series 2	-	37.65	41.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	-	-	$99,736,784	29,272

Subscriptions	1,074,998	264	-	-	-	-	220,749	60	-	-	1,295,747	324

Transfers	32,658	10	-	-	-	-	(32,658)	(10)	-	-	-	-

Redemptions	(11,169,571)	(3,157)	-	-	(3,947,134)	(973)	(6,094,867)	(1,706)	-	-	(21,211,572)	(5,836)

Net income (loss)	6,509,025	-	73,380	-	669,040	-	3,056,432	-	-	-	10,307,877	-

PARTNERS’ CAPITAL

December 31, 2019	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	-	-	$90,128,836	23,760

PARTNERS’ CAPITAL

January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Subscriptions	3,342,668	1,002	-	-	203,569	55	1,301,644	388	-	-	4,847,881	1,445

Redemptions	(14,765,096)	(4,466)	-	-	(1,137,685)	(307)	(5,825,857)	(1,776)	(148,314)	(41)	(21,876,952)	(6,590)

Net income (loss)	(1,841,750)	-	(13,160)	-	(94,177)	-	(873,037)	-	(10,118)	-	(2,832,242)	-

PARTNERS’ CAPITAL

December 31, 2018	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	-	-	$99,736,784	29,272

PARTNERS’ CAPITAL

January 1, 2017	$91,304,564	29,256	$581,650	186	$8,128,525	2,363	$39,250,209	12,577	$141,536	41	$139,406,484	44,423

Subscriptions	812,575	257	-	-	505,600	145	1,021,844	316	-	-	2,340,019	718

Redemptions	(24,212,282)	(7,450)	-	-	(1,408,173)	(399)	(9,124,270)	(2,875)	-	-	(34,744,725)	(10,724)

Net income (loss)	8,209,849	-	61,323	-	895,066	-	3,413,185	-	16,896	-	12,596,319	-

PARTNERS’ CAPITAL

December 31, 2017	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 10,307,877	$(2,832,242)	$12,596,319

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in Man-AHL Diversified Trading Company L.P.	(57,742)	(608,934)	(25,001)
Sales of investments in Man-AHL Diversified Trading Company L.P.	28,039,187	18,764,219	39,001,293

Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(14,432,439)	(1,966,818)	(18,037,877)

Changes in assets and liabilities:

Management fees payable	(31,209)	(39,507)	(51,993)

Servicing fees payable	(10,632)	(13,253)	(17,333)

Accrued expenses and other liabilities	(7,005)	11,703	(141,315)

Net cash provided by operating activities	23,808,037	13,315,168	33,324,093

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	1,295,747 *	4,815,565 *	2,340,019 *

Payments on redemptions	(25,103,784)	(18,130,733)	(35,664,112)

Net cash used in financing activities	(23,808,037)	(13,315,168)	(33,324,093)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - Beginning of year	-	-	-

CASH - End of year	$-	$-	$-

*	Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2019, 2018 and 2017 of $20,250, $27,881 and $8,663, respectively.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION OF THE PARTNERSHIP

Man-AHL Diversified I L.P. (a Delaware Limited Partnership) (the “Partnership”) was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man-AHL Diversified Trading Company L.P. (the “Trading Company”). Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Partnership’s General Partner. The General Partner is a subsidiary of Man Group plc, a Jersey public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Partnership.

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

At December 31, 2019 and December 31, 2018, the Partnership owned 5,122.00 and 6,606.11 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2019 and December 31, 2018 was 79.12% and 79.94%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2019 and December 31, 2018, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the years ended December 31, 2019, 2018 and 2017, no incentive fees were earned by the Advisor.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2019, 2018 and 2017. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

Other Income – Other income included in the Statement of Operations includes the proceeds received by the trading company relating to a class action award.

Recent Accounting Pronouncement – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. This standard has been adopted for the year ended December 31, 2019 and has had no material effect on the financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. This standard has been adopted for the year ended December 31, 2019 and has had no material effect on the financial statements.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2019, 2018 and 2017.

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

5.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2019, 2018 and 2017:

	2019			2018				2017
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2

Per unit operating performance:

Beginning net asset value	$3,379.30	$3,818.72	$3,379.15	$3,449.91	$3,849.96	$3,449.76	$3,850.01	$3,120.88	$3,439.38	$3,120.74	$3,439.44

Income (loss) from investment operations:

Net investment loss	(113.84)	(72.65)	(114.01)	(125.47)	(93.32)	(125.25)	(84.03)	(144.58)	(113.75)	(144.12)	(112.78)

Net realized and change in unrealized gains (losses) on trading activities	507.56	571.36	507.72	54.86	62.08	54.64	(161.84)	473.61	524.33	473.14	523.35

Total income (loss) from investment operations	393.72	498.71	393.71	(70.61)	(31.24)	(70.61)	(245.87)	329.03	410.58	329.02	410.57

Ending net asset value	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15	$3,604.14 [2]	$3,449.91	$3,849.96	$3,449.76	$3,850.01

Ratios to average partners’ capital[1]:

Expenses other than incentive fees	5.21%	4.25%	5.23%	5.36%	4.09%	5.36%	3.78%[3]	5.17%	3.84%	5.16%	3.80%

Total expenses	5.21%	4.25%	5.23%	5.36%	4.09%	5.36%	3.78%[3]	5.17%	3.84%	5.16%	3.80%

Net investment loss	(3.15)%	(1.80)%	(3.16)%	(3.77)%	(2.50)%	(3.77)%	(2.25)%[3]	(4.50)%	(3.19)%	(4.48)%	(3.15)%

Total return:

Total return before incentive fees	11.65%	13.06%	11.65%	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]	10.54%	11.94%	10.54%	11.94%

Total return after incentive fees	11.65%	13.06%	11.65%	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]	10.54%	11.94%	10.54%	11.94%

[1]	Includes amounts allocated from the Trading Company.
[2]	Ending NAV per share is calculated immediately prior to the final redemption.
[3]	Ratios have been annualized for the period.
[4]	Total return has not been annualized for the period.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2019, through March 27, 2020, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $2,601,833 and limited partner redemptions of $3,013,366.

The General Partner has evaluated the impact of subsequent events on the Partnership through March 27, 2020, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

The General Partner and the Advisor acknowledge the current outbreak of COVID-19 which is causing economic disruption in most countries and its potentially adverse economic impact on the issuers of the instruments in which the Partnership invests. This is an additional risk factor which could impact the operations and valuation of the Partnership’s assets after the year end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Partnership.

The General Partner and the Advisor have concluded that the developments in the global financial markets after the year end did not provide evidence of conditions that existed at the end of the reporting period and have therefore assessed any impact they had as non-adjusting.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 27, 2020

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
ASSETS

Equity in trading accounts:

Net unrealized trading gains on open futures contracts	$3,167,474	$6,596,048

Net unrealized trading gains on open forward contracts	456,428	1,390,649

Net unrealized trading gains on open swap agreements	7,820,514	3,409,208

Net premiums paid on credit default swap agreements	7,177,944	-

Due from brokers	19,679,210	14,621,567

Total equity in trading accounts	38,301,570	26,017,472

Cash and cash equivalents	1,460,824	7,258,493

Investment in securities, at fair value (cost $79,538,940 and $100,492,099 at December 31, 2019 and December 31, 2018, respectively)	79,543,495	100,496,680

Total assets	$119,305,889	$133,772,645

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized trading losses on open forward contracts	$2,569,584	$-

Net unrealized trading losses on open swap agreements	-	223,991

Net premiums received on credit default swap agreements	170,833	1,171,839

Redemptions payable to Man-AHL Diversified I L.P.	1,578,942	5,471,154

Redemptions payable to Man-AHL Diversified II L.P.	-	890,984

Accrued expenses and other liabilities	246,383	375,777

Total liabilities	4,565,742	8,133,745

PARTNERS’ CAPITAL:

Limited Partners (6,473.89 and 8,263.75 units outstanding at December 31, 2019 and December 31, 2018, respectively)	114,740,147	125,638,900

Total partners’ capital	114,740,147	125,638,900

Total liabilities and partners’ capital	$119,305,889	$133,772,645

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$17,723.52	$15,203.61

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2019		December 31, 2018
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$545,201	0.5	$50,531	0.0
Currencies	(16,585)	(0.0)	(36,231)	(0.0)
Energy	253,411	0.2	(378,353)	(0.3)
Indices	798,257	0.7	399,777	0.3
Interest Rates	(357,456)	(0.3)	3,682,036	3.0
Metals	766,741	0.6	244,730	0.2

Total futures contracts - long	1,989,569	1.7	3,962,490	3.2

FUTURES CONTRACTS - Short:
Agricultural	$(650,318)	(0.6)	477,626	0.4
Currencies	-	-	1,609	0.0
Energy	1,075,976	0.9	1,206,914	0.9
Indices	325,822	0.3	824,586	0.7
Interest Rates	426,425	0.4	(530)	(0.0)
Metals	-	-	123,353	0.1

Total futures contracts - short	1,177,905	1.0	2,633,558	2.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$3,167,474	2.7	$6,596,048	5.3

FORWARD CONTRACTS - Long:
Australian dollars	$130,453	0.1	$(260,370)	(0.2)
Brazilian real	414,564	0.4	(11,038)	(0.0)
Mexican peso	1,803,368	1.6	346,308	0.3
Turkish lira	(421,340)	(0.4)	28,240	0.0
Metal	407	0.0	116,062	0.1
New Zealand dollars	613,957	0.5	(63,678)	(0.1)
South African rand	793,233	0.7	(51,666)	(0.0)
South Korean won	95,412	0.1	94,082	0.1
U.K. pound	716,083	0.6	49,189	0.0
Other	3,194,413	2.8	1,405,662	1.1

Total long forward contracts vs USD	7,340,550	6.4	1,652,791	1.3

FORWARD CONTRACTS - Short:
Australian dollars	$(495,566)	(0.4)	$430,295	0.3
Brazilian real	(563,815)	(0.5)	(55,752)	(0.0)
Mexican peso	(888,543)	(0.8)	(437,397)	(0.3)
Turkish lira	24,503	0.0	(10,202)	(0.0)
Metal	-	-	(95,391)	(0.1)
New Zealand dollars	(131,618)	(0.1)	63,395	0.1
South African rand	(69,451)	(0.1)	(10,572)	(0.0)
South Korean won	(278,157)	(0.2)	(179,312)	(0.1)
U.K. pound	(1,460,324)	(1.3)	(124,243)	(0.1)
Other	(4,871,032)	(4.2)	(612,335)	(0.6)

Total short forward contracts vs USD	(8,734,003)	(7.6)	(1,031,514)	(0.8)

Forward contracts - Cross currencies	(497,943)	(0.4)	373,092	0.3
Forward contracts - Metal non USD	(221,760)	(0.2)	396,280	0.3

	(719,703)	(0.6)	769,372	0.6

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(2,113,156)	(1.8)	$1,390,649	1.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2019		December 31, 2018
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $170,833 and $1,171,839, as of December 31, 2019 and December 31, 2018, respectively)		$-	-	$(129,311)	(0.1)
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 and January 2, 2019 - January 4, 2021, as of December 31, 2019 and December 31, 2018, respectively)		26,764,802	23.4	22,028,139	17.5
Other interest rate swaps		5,444,619	4.7	1,655,690	1.3

Total swap agreements - long		32,209,421	28.1	23,554,518	18.7

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $7,177,944 and $nil, as of December 31, 2019 and December 31, 2018, respectively)		2,500,929	2.2	-	-
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 and January 2, 2019 - January 4, 2021, as of December 31, 2019 and December 31, 2018, respectively)		(22,743,954)	(19.9)	(18,548,398)	(14.8)
Other interest rate swaps		(4,145,882)	(3.6)	(1,820,903)	(1.4)

Total swap agreements - short		(24,388,907)	(21.3)	(20,369,301)	(16.2)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$7,820,514	6.8	$3,185,217	2.5

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$8,874,832	7.7	$11,171,914	8.9

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/20/19	8,000,000	$-	-	$7,909,098	6.3
United States Treasury Bill 0% 01/10/19	10,000,000	-	-	9,995,142	8.0
United States Treasury Bill 0% 02/21/19	32,000,000	-	-	31,895,549	25.4
United States Treasury Bill 0% 03/14/19	40,000,000	-	-	39,816,449	31.6
United States Treasury Bill 0% 06/13/19	11,000,000	-	-	10,880,442	8.7
United States Treasury Bill 0% 06/18/20	45,000,000	44,677,731	38.9	-	-
United States Treasury Bill 0% 04/02/20	35,000,000	34,865,764	30.4	-	-

Total U.S. government securities - long		79,543,495	69.3	100,496,680	80.0

TOTAL INVESTMENT IN SECURITIES (COST $79,538,940 and $100,492,099 at December 31, 2019 and December 31, 2018, respectively)		$79,543,495	69.3	$100,496,680	80.0

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
NET INVESTMENT INCOME:
Interest income	$2,345,377	$2,136,010	$1,012,437
Other income	127,923	-	-

Total investment income	$2,473,300	$2,136,010	$1,012,437

EXPENSES
Brokerage commissions	241,046	342,946	576,325
Interest expense - brokers	245,499	276,420	152,360
Administration fees	85,761	83,396	104,746
Professional fees	180,780	265,070	129,294
Shareholder expenses	120,525	198,563	186,767
Other expenses	54,680	93,063	63,217

Total expenses	928,291	1,259,458	1,212,709

Net investment income (loss)	1,545,009	876,552	(200,272)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	19,486,958	(4,223,280)	22,715,979
Net change in unrealized gains (losses) on translation of foreign currency	(38,242)	(188,527)	144,427
Net change in unrealized trading gains (losses) on investments in securities	(26)	33,116	(41,089)
Net change in unrealized trading gains (losses) on open contracts/agreements	(2,297,082)	6,187,191	(1,098,225)

Net gain (loss) on trading activities	17,151,608	1,808,500	21,721,092

NET INCOME (LOSS)	$18,696,617	$2,685,052	$21,520,820

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$2,539.99	$287.61	$1,869.01

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,360.90	9,335.60	11,514.57

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$-	-	$125,638,900	8,264

Subscriptions	616,834	37	-	-	616,834	37

Redemptions	(30,212,204)	(1,827)	-	-	(30,212,204)	(1,827)

Net income	18,696,617	-	-	-	18,696,617	-

PARTNERS’ CAPITAL - December 31, 2019	$114,740,147	6,474	$-	-	$114,740,147	6,474

PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$-	-	$142,156,033	9,569

Subscriptions	5,251,107	364	-	-	5,251,107	364

Redemptions	(24,453,292)	(1,669)	-	-	(24,453,292)	(1,669)

Net income	2,685,052	-	-	-	2,685,052	-

PARTNERS’ CAPITAL - December 31, 2018	$125,638,900	8,264	$-	-	$125,638,900	8,264

PARTNERS’ CAPITAL - January 1, 2017	$166,170,853	12,891	$-	-	$166,170,853	12,891

Subscriptions	1,129,003	86	-	-	1,129,003	86

Redemptions	(46,664,643)	(3,408)	-	-	(46,664,643)	(3,408)

Net income	21,520,820	-	-	-	21,520,820	-

PARTNERS’ CAPITAL - December 31, 2017	$142,156,033	9,569	$-	-	$142,156,033	9,569

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$18,696,617	$2,685,052	$21,520,820

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in securities	(200,087,541)	(211,082,175)	(96,498,814)

Amortization of premium/discount on securities	(1,920,255)	(1,575,676)	(301,318)

Sales of investments in securities	222,960,955	208,965,884	-

Net change in unrealized trading (gains) losses on investments in securities	26	(33,116)	28,535

Net change in unrealized trading (gains) losses on open contracts/agreements	2,297,082	(6,187,191)	1,098,225

Changes in assets and liabilities:

Due from brokers	(5,057,643)	8,842,187	1,171,888

Interest receivable	-	-	3,223

Net premiums paid on credit default swap agreements	(7,177,944)	6,666,561	(876,275)

Net premiums received on credit default swap agreements	(1,001,006)	1,171,839	(141,078)

Accrued expenses and other liabilities	(129,394)	191,501	(278,410)

Net cash provided by operating activities	28,580,897	9,644,866	(74,273,204)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	616,834	5,251,107	1,129,003

Payments on redemptions	(34,995,400)	(19,848,405)	(48,019,096)

Net cash used in financing activities	(34,378,566)	(14,597,298)	(46,890,093)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,797,669)	(4,952,432)	(121,163,297)

CASH AND CASH EQUIVALENTS - Beginning of year	7,258,493	12,210,925	133,374,222

CASH AND CASH EQUIVALENTS - End of year	$1,460,824	$7,258,493	$12,210,925

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

Cash paid for interest during the period	$245,499	$276,420	$152,360

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION OF THE TRADING COMPANY

Man-AHL Diversified Trading Company L.P. (a Delaware Limited Partnership) (the “Trading Company”) was organized in November 1997 under the Delaware Revised Uniform Limited Partnership Act, and commenced operations on April 3, 1998, for the purpose of engaging in the speculative trading of futures and forward contracts and related instruments. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, serves as the Trading Company’s general partner. The General Partner is a subsidiary of Man Group plc, a Jersey public limited company that is listed on the London Stock Exchange. The General Partner oversees the operations and management of the Trading Company.

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

Due from Brokers – Due from brokers consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), Goldman Sachs (“GS”) and HSBC. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers may include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $19,679,208 and $14,621,567 as of December 31, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents – Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2019 and 2018, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2019, the Trading Company held foreign cash balances totaling $223,755 with a cost of $218,636. As of December 31, 2018, the Trading Company did not hold any foreign cash balances totaling. As of December 31, 2019 and 2018, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities – Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2019, the Trading Company holds $79,543,495 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from April 2, 2020 to June 18, 2020, have a total face value of $80,000,000. As of December 31, 2018, the Trading Company holds $100,496,680 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 10, 2019 to June 20, 2019, have a total face value of $101,000,000. As of December 31, 2019 and 2018, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes – The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2019, 2018 and 2017. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2016.

Net Income (Loss) Per Unit – Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Other Income – The Trading Company was a party to a class action relating to the manipulation of the pricing of NYMEX Platinum & Palladium futures traded between June 1, 2006 and April 29, 2010. The settlement amount reached for the Trading Company in relation to its trading activity during this period was $127,923.

Recent Accounting Pronouncement – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Also, in lieu of a roll forward for Level III fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level III of the fair value hierarchy and purchases and issues of Level III assets and liabilities. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. This standard has been adopted for the year ended December 31, 2019 and has had no material effect on the financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. This standard has been adopted for the year ended December 31, 2019 and has had no material effect on the financial statements.

3.    LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2019, 2018 and 2017.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2019, 2018 and 2017.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2019 and December 31, 2018, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2019 and December 31, 2018, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2019	Level 1	Level 2	Level 3

Assets
Treasury bills	$79,543,495	$-	$79,543,495	$-
Futures contracts	4,995,338	4,995,338	-	-
Forward contracts	13,200,938	-	13,200,938	-
Swap agreements	34,757,966	-	34,757,966	-

Total Assets	132,497,737	4,995,338	127,502,399	-

Liabilities
Futures contracts	(1,827,864)	(1,827,864)	-	-
Forward contracts	(15,314,094)	-	(15,314,094)	-
Swap agreements	(26,937,452)	-	(26,937,452)	-

Total Liabilities	(44,079,410)	(1,827,864)	(42,251,546)	-

Net Fair Value	$88,418,327	$3,167,474	$85,250,853	$-

	Fair Value Measurements
Investments	As of December 31, 2018	Level 1	Level 2	Level 3

Assets
Treasury bills	$100,496,680	$-	$100,496,680	$-
Futures contracts	7,529,667	7,529,667	-	-
Forward contracts	8,965,462	-	8,965,462	-
Swap agreements	24,142,418	-	24,142,418	-

Total Assets	141,134,227	7,529,667	133,604,560	-

Liabilities
Futures contracts	(933,619)	(933,619)	-	-
Forward contracts	(7,574,813)	-	(7,574,813)	-
Swap agreements	(20,957,201)	-	(20,957,201)	-

Total Liabilities	(29,465,633)	(933,619)	(28,532,014)	-

Net Fair Value	$111,668,594	$6,596,048	$105,072,546	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2019 or 2018 based on the levels assigned at December 31, 2018 or 2017.

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

As of December 31, 2019 and December 31, 2018, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2019		December 31, 2018
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount

0-100	$641,489	$175,000,000	$-	$-

101-250	237,204	20,000,000	-	-

251-350	1,622,236	15,000,000	-	-

351-450	-	-	-	-

450+	-	-	-	-

Total	$2,500,929	$210,000,000	$-	$-

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2019 and December 31, 2018, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 44 basis points and 281 basis points. As of December 31, 2018, the Trading Company did not hold any credit default swaps where the Trading Company is a seller. The credit spread is generally indicative of the status of the underlying risk of default by the

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of December 31, 2019 the Trading Company posted cash collateral of $3,044,358, and as of December 31, 2018, the Trading Company posted cash collateral of $8,478,832, with respective counterparties on these agreements in the normal course of business. As of December 31, 2019, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024. As of December 31, 2018, there were no open credit default swap agreements on selling protection.

During the year ended December 31, 2019, the Trading Company traded 95,902 exchange-traded futures contracts and settled 233,718 forward contracts and 1,026 swap agreements. During the year ended December 31, 2018, the Trading Company traded 144,330 exchange-traded futures contracts and settled 224,024 forward contracts and 2,339 swap agreements. As of December 31, 2019, the gross notional value of open forward contracts is $2,674,274,863 and the gross notional value of open swap contracts is $243,523,554. As of December 31, 2018, the gross notional value of open forward contracts is $1,794,976,730 (in the prior year financial statements this figure was presented in local currency and amounted to 110,610,989,818) and the gross notional value of open swap contracts is $202,675,262. The trading activity of open forward and swap contracts as of December 31, 2019 and 2018 is indicative of the trading activity throughout the year.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2019 and December 31, 2018, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2019 and December 31, 2018, may differ from the net liability amounts recorded as of December 31, 2019 and December 31, 2018, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of December 31, 2019 and December 31, 2018, all credit default swaps held by the Trading Company are centrally cleared swaps.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$13,192,268		$(15,084,071)

Metals		8,670		(230,023)

Total open forward contracts		13,200,938		(15,314,094)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		625,956		(731,073)

Currencies		-		(16,585)

Energy		1,478,135		(148,748)

Indices		1,681,749		(557,670)

Interest rates		441,482		(372,513)

Metals		768,016		(1,275)

Total open futures contracts		4,995,338		(1,827,864)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		2,500,929		-

Interest rates		32,257,037		(26,937,452)

Total open swap agreements		34,757,966		(26,937,452)

Total Derivatives		$52,954,242		$(44,079,410)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	December 31, 2018
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$8,356,301		$(7,382,603)

Metals		609,161		(192,210)

Total open forward contracts		8,965,462		(7,574,813)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		635,664		(107,507)

Currencies		3,397		(38,019)

Energy		1,360,263		(531,702)

Indices		1,463,170		(238,807)

Interest rates		3,682,705		(1,199)

Metals		384,468		(16,385)

Total open futures contracts		7,529,667		(933,619)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		2,744		(132,055)

Interest rates		24,139,674		(20,825,146)

Total open swap agreements		24,142,418		(20,957,201)

Total Derivatives		$40,637,547		$(29,465,633)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2019	2018	2017
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies	$1,331,618	$1,582,937	$(6,038,820)

Metals	(716,042)	112,625	(1,122,487)

Net realized trading gains (losses) on closed contracts/agreements	$615,576	$1,695,562	$(7,161,307)

Currencies	$(2,865,501)	$2,160,521	$(2,048,005)

Metals	(638,304)	(371,413)	1,402,241

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,503,805)	$1,789,108	$(645,764)

Futures contracts

Agricultural	$(1,116,430)	$(2,798,376)	$(2,805,247)

Currencies	216,317	628,415	179,685

Energy	(1,810,750)	4,366,517	(4,010,937)

Indices	(2,461,079)	(4,558,031)	32,129,119

Interest rates	20,885,828	(438,963)	(6,071,798)

Metals	706,354	(546,563)	1,925,792

Net realized trading gains (losses) on closed contracts/agreements	$16,420,240	$(3,347,001)	$21,346,614

Agricultural	$(633,274)	$(106,757)	$(92,690)

Currencies	18,037	(210,264)	(39,079)

Energy	500,826	(168,173)	(30,603)

Indices	(100,284)	(54,362)	(182,068)

Interest rates	(3,612,537)	4,246,094	(1,159,299)

Metals	398,658	(470,285)	1,130,148

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,428,574)	$3,236,253	$(373,591)

Swap agreements

Credit default swaps	$722,658	$(1,603,375)	$6,271,937

Interest rate swaps	1,405,647	(1,055,644)	921,954

Net realized trading gains (losses) on closed contracts/agreements	$2,128,305	$(2,659,019)	$7,193,891

Credit default swaps	$2,630,240	$(482,321)	$(25,700)

Interest rate swaps	2,005,057	1,644,151	(53,170)

Net change in unrealized trading gains (losses) on open contracts/agreements	$4,635,297	$1,161,830	$(78,870)

Amounts in the table above exclude foreign exchange spot contracts.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2019 and December 31, 2018, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties. The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2019
Open futures contracts

Bank of America Merrill Lynch	$2,274,795	$(629,543)	$1,645,252	$-	$-	$1,645,252

Credit Suisse	718,032	(697,088)	20,944	-	-	20,944
JPMorgan Chase	2,002,511	(501,233)	1,501,278	-	-	1,501,278

Total open futures contracts	$4,995,338	$(1,827,864)	$3,167,474	$-	$-	$3,167,474

Open forward contracts

Deutsche Bank	$1,704,868	$(1,704,868)	$-	$-	$-	$-

HSBC	6,089,855	(6,089,855)	-	-	-	-

JPMorgan Chase	8,263	(8,263)	-	-	-	-

Royal Bank of Scotland	5,397,952	(4,941,524)	456,428	-	-	456,428

Total open forward contracts	$13,200,938	$(12,744,510)	$456,428	$-	$-	$456,428

Open swap agreements

Credit Suisse	$640,035	$-	$640,035	$-	$-	$640,035

Deutsche Bank	3,464,513	(2,877,261)	587,252	-	-	587,252

Goldman Sachs	238,658	-	238,658	-	-	238,658

JPMorgan Chase	30,414,760	(24,060,191)	6,354,569	-	-	6,354,569

Total open swap agreements	$34,757,966	$(26,937,452)	$7,820,514	$-	$-	$7,820,514

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2018
Open futures contracts

Bank of America Merrill Lynch	$3,380,098	$(468,352)	$2,911,746	$-	$-	$2,911,746

Credit Suisse	2,319,355	(63,237)	2,256,118	-	-	2,256,118
JPMorgan Chase	1,830,214	(402,030)	1,428,184	-	-	1,428,184

Total open futures contracts	$7,529,667	$(933,619)	$6,596,048	$-	$-	$6,596,048

Open forward contracts

Deutsche Bank	$1,550,579	$(1,224,657)	$325,922	$-	$-	$325,922

HSBC	5,289,739	(4,655,627)	634,112	-	-	634,112

JPMorgan Chase	473,342	(77,061)	396,281	-	-	396,281

Royal Bank of Scotland	1,651,802	(1,617,468)	34,334	-	-	34,334

Total open forward contracts	$8,965,462	$(7,574,813)	$1,390,649	$-	$-	$1,390,649

Open swap agreements

Deutsche Bank	$2,110,140	$(2,110,140)	$-	$-	$-	$-

JPMorgan Chase	22,032,278	(18,623,070)	3,409,208	-	-	3,409,208

Total open swap agreements	$24,142,418	$(20,733,210)	$3,409,208	$-	$-	$3,409,208

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount

As of December 31, 2019

Open futures contracts

Bank of America Merrill Lynch	$629,543	$(629,543)	$-	$-	$-	$-

Credit Suisse	697,088	(697,088)	-	-	-	-

JPMorgan Chase	501,233	(501,233)	-	-	-	-

Total open futures contracts	$1,827,864	$(1,827,864)	$-	$-	$-	$-

Open forward contracts

Deutsche Bank	$2,046,477	$(1,704,868)	$341,609	$-	$341,609	$-

HSBC	8,096,070	(6,089,855)	2,006,215	-	2,006,215	-

JPMorgan Chase	230,023	(8,263)	221,760	-	221,760	-

Royal Bank of Scotland	4,941,524	(4,941,524)	-	-	-	-

Total open forward contracts	$15,314,094	$(12,744,510)	$2,569,584	$-	$2,569,584	$-

Open swap agreements

Credit Suisse	$-	$-	$-	$-	$-	$-

Deutsche Bank	2,877,261	(2,877,261)	-	-	-	-

Goldman Sachs	-	-	-	-	-	-

JPMorgan Chase	24,060,191	(24,060,191)	-	-	-	-

Total open swap agreements	$26,937,452	$(26,937,452)	$-	$-	$-	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2018
Open futures contracts
Bank of America Merrill Lynch	$468,352	$(468,352)	$-	$-	$-	$-
Credit Suisse	63,237	(63,237)	-	-	-	-
JPMorgan Chase	402,030	(402,030)	-	-	-	-

Total open futures contracts	$933,619	$(933,619)	$-	$-	$-	$-

Open forward contracts
Deutsche Bank	$1,224,657	$(1,224,657)	$-	$-	$-	$-
HSBC	4,655,627	(4,655,627)	-	-	-	-
JPMorgan Chase	77,061	(77,061)	-	-	-	-
Royal Bank of Scotland	1,617,468	(1,617,468)	-	-	-	-

Total open forward contracts	$7,574,813	$(7,574,813)	$-	$-	$-	$-

Open swap agreements
Credit Suisse	$58,778	$-	$58,778	$-	$58,778	$-
Deutsche Bank	2,275,353	(2,110,140)	165,213	-	165,213	-
JPMorgan Chase	18,623,070	(18,623,070)	-	-	-	-

Total open swap agreements	$20,957,201	$(20,733,210)	$223,991	$-	$223,991	$-

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged

As of December 31, 2019

Open forward contracts

Deutsche Bank	$2,055,802

HSBC	$2,976,528

As of December 31, 2018

Open swap agreements

Credit Suisse	$5,511,777

Deutsche Bank	$3,090,022

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

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Per unit operating performance:

Beginning net asset value	$15,203.61	$14,855.39	$12,890.21

Income (loss) from investment operations:

Net investment gain (loss)	210.56	94.35	(17.61)

Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	2,309.35	253.87	1,982.79

Total income (loss) from investment operations	2,519.91	348.22	1,965.18

Ending net asset value	$17,723.52	$15,203.61	$14,855.39

Ratios to average partners’ capital:

Expenses	0.76%	0.93%	0.79%

Net investment gain (loss)	1.27%	0.65%	(0.13)%

Total return	16.57%	2.34%	15.25%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2019 through March 27, 2020, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $6,231,834, and limited partner redemptions of $3,013,366.

The General Partner has evaluated the impact of subsequent events on the Trading Company through March 27, 2020, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

The General Partner and the Advisor acknowledge the current outbreak of COVID-19 which is causing economic disruption in most countries and its potentially adverse economic impact on the issuers of the instruments in which the Trading Company invests. This is an additional risk factor which could impact the operations and valuation of the Trading Company’s assets after the year end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Trading Company.

The General Partner and the Advisor have concluded that the developments in the global financial markets after the year end did not provide evidence of conditions that existed at the end of the reporting period and have therefore assessed any impact they had as non-adjusting.