Form 10-Q
period 2020-03-31
MAN AHL DIVERSIFIED I LP
filed 2020-05-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

Financial Statements

(a)	At March 31, 2020 (unaudited) and December 31, 2019
(b)	For the three month periods ended March 31, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (Unaudited)		December 31, 2019
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$96,934,532		$90,779,858
Due from Man-AHL Diversified Trading Company L.P.	1,549,215		1,578,942

Total assets	$98,483,747		$92,358,800

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,549,215		$1,578,942
Management fees payable	241,362		226,756
Servicing fees payable	80,753		75,847
Accrued expenses and other liabilities	455,095		348,419

Total liabilities	2,326,425		2,229,964

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2020 and December 31, 2019)	766,217		703,193
Limited Partners - Class A Series 1 (15,545.45 and 15,716.22 units outstanding at March 31, 2020 and December 31, 2019, respectively)	63,910,084		59,297,638
Limited Partners - Class A Series 2 (919.81 and 883.54 units outstanding at March 31, 2020 and December 31, 2019, respectively)	4,340,736		3,814,631
Limited Partners - Class B Series 1 (6,601.87 and 6,974.39 units outstanding at March 31, 2020 and December 31, 2019, respectively)	27,140,285		26,313,374

Total partners’ capital	96,157,322		90,128,836

Total liabilities and partners’ capital	$98,483,747		$92,358,800

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,111.18	*	$3,773.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,719.15	*	$4,317.43	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,111.00	*	$3,772.86	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$331,640	$475,696
Brokerage commissions	(49,717)	(39,749)
Interest expense	(63,851)	(34,820)
Administration fees	(17,267)	(16,765)
Professional fees	(33,135)	(65,437)
Shareholder expenses	(39,535)	(36,868)
Other expenses	(8,237)	(13,876)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	119,898	268,181

PARTNERSHIP EXPENSES:
Management fees	686,752	706,236
Servicing fees	229,752	236,861
Professional fees	25,536	70,490
Other expenses	81,949	45,652

Total partnership expenses	1,023,989	1,059,239

Net investment loss	(904,091)	(791,058)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	7,823,568	1,860,874
Net change in unrealized trading gains (losses) on securities	107,351	36,489
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	962,407	(851,109)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	8,893,326	1,046,254

NET INCOME (LOSS)	$7,989,235	$255,196

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$327.51	$8.98

CLASS A Series 2	$410.05	$25.59

CLASS B Series 1	$334.42	$4.84

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	16,235.39	18,580.16

CLASS A Series 2	907.46	1,857.28

CLASS B Series 1	6,877.16	8,420.01

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		Genera Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscriptions	2,200,000	583	—	—	154,001	36	247,832	67	2,601,833	686
Redemptions	(2,841,800)	(754)	—	—	—	—	(1,720,782)	(439)	(4,562,582)	(1,193)
Net income (loss)	5,254,246	—	63,024	—	372,104	—	2,299,861	—	7,989,235	—

PARTNERS’ CAPITAL March 31, 2020	$63,910,084	15,545	$766,217	186	$4,340,736	920	$27,140,285	6,602	$96,157,322	23,253

PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$99,736,784	29,272
Subscriptions	—	—	—	—	—	—	41,699	13	41,699	13
Transfers	32,658	10	—	—	—	—	(32,658)	(10)	—	—
Redemptions	(4,728,910)	(1,412)	—	—	(29,113)	(7)	(2,126,789)	(646)	(6,884,812)	(2,065)
Net income (loss)	164,661	—	2,237	—	47,535	—	40,763	—	255,196	—

PARTNERS’ CAPITAL March 31, 2019	$58,318,937	17,197	$632,050	186	$7,111,147	1,850	$27,086,733	7,987	$93,148,867	27,220

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,989,235	$255,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(710,452)	(57,657)
Sales of investments in Man-AHL Diversified Trading Company L.P.	3,598,729	9,603,918
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(9,013,224)	(1,314,435)
Changes in assets and liabilities:
Management fees payable	14,606	(20,800)
Servicing fees payable	4,906	(6,930)
Accrued expenses and other liabilities	106,676	72,433

Net cash provided by operating activities	1,990,476	8,531,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	2,601,833	41,699
Payments on redemptions	(4,592,309)	(8,573,424)

Net cash used in financing activities	(1,990,476)	(8,531,725)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2020, and the results of its operations for the three month periods ended March 31, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the Partnership owned 4,965.86 and 5,122.00 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2020 and December 31, 2019 was 77.12% and 79.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2020 and December 31, 2019, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three month periods ended March 31, 2020 and 2019, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2020 and 2019. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2020 and 2019.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15

Income (loss) from investment operations:
Net investment income (loss)	(38.23)	(29.62)	(38.33)	(28.38)	(19.89)	(28.27)
Net realized and unrealized gains (losses) on trading activities	376.39	431.34	376.47	40.38	45.49	40.27

Total income (loss) from investment operations	338.16	401.72	338.14	12.00	25.60	12.00

Ending net asset value	$4,111.18	$4,719.15	$4,111.00	$3,391.30	$3,844.32	$3,391.15

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.46%	4.14%	5.47%	5.42%	4.08%	5.40%

Total expenses	5.46%	4.14%	5.47%	5.42%	4.08%	5.40%

Net investment income (loss)	(4.01)%	(2.71)%	(4.02)%	(3.42)%	(2.12)%	(3.40)%

Total return[2]:
Total return before incentive fees	8.96%	9.30%	8.96%	0.36%	0.67%	0.36%

Total return after incentive fees	8.96%	9.30%	8.96%	0.36%	0.67%	0.36%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2020, through May 14, 2020, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $1,039,999 and limited partner redemptions of $1,394,577.

The General Partner has evaluated the impact of subsequent events on the Partnership through May 14, 2020, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

The General Partner and the Advisor acknowledge the current outbreak of COVID-19 which is causing economic disruption in most countries and its potentially adverse economic impact on the issuers of the instruments in which the Partnership invests. This is an additional risk factor which could impact the operations and valuation of the Partnership’s assets after the period end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Partnership.

The General Partner and the Advisor have concluded that the developments in the global financial markets after the period end did not provide evidence of conditions that existed at the end of the reporting period and have therefore assessed any impact they had as non-adjusting.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2020 (unaudited) and December 31, 2019
(b)	For the three month periods ended March 31, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,388,853	$3,167,474
Net unrealized trading gains on open forward contracts	3,944,314	456,428
Net unrealized trading gains on open swap agreements	3,116,729	7,820,514
Net premiums paid on credit default swap agreements	648,666	7,177,944
Due from brokers	4,806,598	19,679,210

Total equity in trading accounts	15,905,160	38,301,570
Cash and cash equivalents	35,548,038	1,460,824
Investment in securities, at fair value (cost $79,851,554 and $79,538,940 at March 31, 2020 and December 31, 2019, respectively)	79,993,359	79,543,495

Total assets	$131,446,557	$119,305,889

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$—	$2,569,584
Net unrealized trading losses on open swap agreements	207,782	—
Net premiums received on credit default swap agreements	11,296	170,833
Due to brokers	2,098,601	—
Redemptions payable to Man-AHL Diversified I L.P.	1,549,215	1,578,942
Redemptions payable to Man-AHL Diversified II L.P.	1,535,384	—
Accrued expenses and other liabilities	351,988	246,383

Total liabilities	5,754,266	4,565,742

PARTNERS’ CAPITAL:
Limited Partners (6,439.09 and 6,473.89 units outstanding at March 31, 2020 and December 31, 2019, respectively)	125,692,291	114,740,147

Total partners’ capital	125,692,291	114,740,147

Total liabilities and partners’ capital	$131,446,557	$119,305,889

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$19,520.20	$17,723.52

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2020 (Unaudited)		December 31, 2019
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(103,522)	(0.1)	$545,201	0.5
Currencies	(11,326)	(0.0)	(16,585)	(0.0)
Energy	(160,620)	(0.1)	253,411	0.2
Indices	(661,364)	(0.5)	798,257	0.7
Interest Rates	1,461,148	1.1	(357,456)	(0.3)
Metals	(31,330)	(0.0)	766,741	0.6

Total futures contracts - long	492,986	0.4	1,989,569	1.7

FUTURES CONTRACTS - Short:
Agricultural	$662,435	0.5	(650,318)	(0.6)
Energy	1,731,347	1.4	1,075,976	0.9
Indices	103,434	0.1	325,822	0.3
Interest Rates	(108,746)	(0.1)	426,425	0.4
Metals	507,397	0.4	—	—

Total futures contracts - short	2,895,867	2.3	1,177,905	1.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$3,388,853	2.7	$3,167,474	2.7

FORWARD CONTRACTS - Long:
Australian dollars	$(476,180)	(0.4)	$130,453	0.1
Brazilian real	(1,521,293)	(1.2)	414,564	0.4
Mexican peso	(4,200,337)	(3.3)	1,803,368	1.6
Turkish lira	(875,168)	(0.7)	(421,340)	(0.4)
Metal	—	—	407	0.0
New Zealand dollars	(307,606)	(0.2)	613,957	0.5
South African rand	(388,582)	(0.3)	793,233	0.7
South Korean won	30,008	0.0	95,412	0.1
U.K. pound	(748,469)	(0.6)	716,083	0.6
Other	(4,666,165)	(3.8)	3,194,413	2.8

Total long forward contracts vs USD	(13,153,792)	(10.5)	7,340,550	6.4

FORWARD CONTRACTS - Short:
Australian dollars	$1,660,049	1.3	$(495,566)	(0.4)
Brazilian real	3,502,301	2.8	(563,815)	(0.5)
Mexican peso	3,532,280	2.8	(888,543)	(0.8)
Turkish lira	562,585	0.4	24,503	0.0
New Zealand dollars	170,136	0.1	(131,618)	(0.1)
South African rand	1,145,647	0.9	(69,451)	(0.1)
South Korean won	92,448	0.1	(278,157)	(0.2)
U.K. pound	915,139	0.7	(1,460,324)	(1.3)
Other	4,477,662	3.7	(4,871,032)	(4.2)

Total short forward contracts vs USD	16,058,247	12.8	(8,734,003)	(7.6)

Forward contracts - Cross currencies	179,903	0.1	(497,943)	(0.4)
Forward contracts - Metal non USD	859,956	0.7	(221,760)	(0.2)

	1,039,859	0.8	(719,703)	(0.6)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$3,944,314	3.1	$(2,113,156)	(1.8)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2020 (Unaudited)		December 31, 2019
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $11,296 and $170,833, as of March 31, 2020 and December 31, 2019, respectively)		$(113,733)	(0.1)	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of March 31, 2020 and December 31, 2019, respectively)		22,315,929	17.7	26,764,802	23.4
Other interest rate swaps		(259,334)	(0.2)	5,444,619	4.7

Total swap agreements - long		21,942,862	17.4	32,209,421	28.1

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $648,666 and $7,177,944, as of March 31, 2020 and December 31, 2019, respectively)		(19,593)	(0.0)	2,500,929	2.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of March 31, 2020 and December 31, 2019, respectively)		(19,056,296)	(15.1)	(22,743,954)	(19.9)
Other interest rate swaps		41,974	0.0	(4,145,882)	(3.6)

Total swap agreements - short		(19,033,915)	(15.1)	(24,388,907)	(21.3)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$2,908,947	2.3	$7,820,514	6.8

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$10,242,114	8.1	$8,874,832	7.7

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/18/20	45,000,000	$44,993,329	35.8	$44,677,731	38.9
United States Treasury Bill 0% 04/02/20	35,000,000	35,000,030	27.8	34,865,764	30.4

Total U.S. government securities - long		79,993,359	63.6	79,543,495	69.3

TOTAL INVESTMENT IN SECURITIES (COST $79,851,554 and $79,538,940 at March 31, 2020 and December 31, 2019, respectively)		$79,993,359	63.6	$79,543,495	69.3

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
NET INVESTMENT INCOME:
Interest income	$423,812	$595,889

Total investment income	423,812	595,889

EXPENSES
Brokerage commissions	63,475	49,804
Interest expense - brokers	81,472	43,698
Administration fees	22,055	21,002
Professional fees	42,325	81,920
Shareholder expenses	50,500	46,181
Other expenses	10,523	17,381

Total expenses	270,350	259,986

Net investment income (loss)	153,462	335,903

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	10,327,065	2,375,317
Net change in unrealized gains (losses) on translation of foreign currency	(128,659)	(32,965)
Net change in unrealized trading gains (losses) on investments in securities	137,250	45,710
Net change in unrealized trading gains (losses) on open contracts/agreements	1,367,282	(1,059,205)

Net gain (loss) on trading activities	11,702,938	1,328,857

NET INCOME (LOSS)	$11,856,400	$1,664,760

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$1,792.68	$202.84

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,613.79	8,207.22

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	4,334,099	248	—	—	4,334,099	248
Redemptions	(5,238,355)	(283)	—	—	(5,238,355)	(283)
Net income (loss)	11,856,400	—	—	—	11,856,400	—

PARTNERS’ CAPITAL - March 31, 2020	$125,692,291	6,439	$—	—	$125,692,291	6,439

PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264
Subscriptions	57,658	4	—	—	57,658	4
Redemptions	(8,397,847)	(557)	—	—	(8,397,847)	(557)
Net income (loss)	1,664,760	—	—	—	1,664,760	—

PARTNERS’ CAPITAL - March 31, 2019	$118,963,471	7,711	$—	—	$118,963,471	7,711

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,856,400	$1,664,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	—	(70,059,018)
Amortization of premium/discount on securities	(312,614)	(527,906)
Sales of investments in securities	—	81,999,500
Net change in unrealized trading (gains) losses on investments in securities	(137,250)	(45,710)
Net change in unrealized trading (gains) losses on open contracts/agreements	(1,367,282)	1,059,205
Changes in assets and liabilities:
Due from brokers	14,872,612	(1,089,779)
Interest receivable	—	(16,654)
Net premiums paid on credit default swap agreements	6,529,278	(4,721,120)
Net premiums received on credit default swap agreements	(159,537)	(1,171,839)
Due to brokers	2,098,601	—
Accrued expenses and other liabilities	105,605	23,815

Net cash provided by (used in) operating activities	33,485,813	7,115,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,334,099	57,658
Payments on redemptions	(3,732,698)	(10,977,443)

Net cash used in financing activities	601,401	(10,919,785)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,087,214	(3,804,531)
CASH AND CASH EQUIVALENTS - Beginning of period	1,460,824	7,258,493

CASH AND CASH EQUIVALENTS - End of period	$35,548,038	$3,453,962

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$81,472	$43,698

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2020, and the results of its operations for the three month periods ended March 31, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

Due from Brokers — Due from brokers may consist consists of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $4,327,735 and $19,679,208 as of March 31, 2020 and December 31, 2019, respectively.

Due to Brokers — Due to brokers consists of balances owned to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of March 31, 2020.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2020 and December 31, 2019, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2020, the Trading Company held foreign cash balances of $562,468 with a cost of $568,139, which are included in cash and cash equivalents. As of December 31, 2019, the Trading Company held foreign cash balances of $223,755 with a cost of $218,636. As of March 31, 2020, the Trading Company held $9,999,259 of U.S. Treasury Bills in cash and cash equivalents. These U.S. Treasury Bills, with a maturity date of May 19, 2020, have a total face value of $10,000,000. As of December 31, 2019, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2020, the Trading Company holds $79,993,359 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from April 2, 2020 to June 18, 2020, have a total face value of $80,000,000. As of December 31, 2019, the Trading Company holds $79,543,495 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from April 2, 2020 to June 18, 2020, have a total face value of $80,000,000. As of March 31, 2020 and December 31, 2019, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2020 and 2019. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2020 and December 31, 2019.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2020 and 2019.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2020 and December 31, 2019, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2020 and December 31, 2019, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,993,359	$—	$79,993,359	$—
Futures contracts	5,769,349	5,769,349	—	—
Forward contracts	27,289,257	—	27,289,257	—
Swap agreements	22,562,739	—	22,562,739	—

Total Assets	135,614,704	5,769,349	129,845,355	—

Liabilities
Futures contracts	(2,380,496)	(2,380,496)	—	—
Forward contracts	(23,344,943)	—	(23,344,943)	—
Swap agreements	(19,653,792)	—	(19,653,792)	—

Total Liabilities	(45,379,231)	(2,380,496)	(42,998,735)	—

Net Fair Value	$90,235,473	$3,388,853	$86,846,620	$—

	Fair Value Measurements
Investments	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,543,495	$—	$79,543,495	$—
Futures contracts	4,995,338	4,995,338	—	—
Forward contracts	13,200,938	—	13,200,938	—
Swap agreements	34,757,966	—	34,757,966	—

Total Assets	132,497,737	4,995,338	127,502,399	—

Liabilities
Futures contracts	(1,827,864)	(1,827,864)	—	—
Forward contracts	(15,314,094)	—	(15,314,094)	—
Swap agreements	(26,937,452)	—	(26,937,452)	—

Total Liabilities	(44,079,410)	(1,827,864)	(42,251,546)	—

Net Fair Value	$88,418,327	$3,167,474	$85,250,853	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2020 or 2019 based on the levels assigned at December 31, 2019 or 2018.

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

As of March 31, 2020 and December 31, 2019, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2020		December 31, 2019
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(19,593)	$5,000,000	$641,489	$175,000,000
101-250	—	—	237,204	20,000,000
251-350	—	—	1,622,236	15,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$(19,593)	$5,000,000	$2,500,929	$210,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2020 and December 31, 2019, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2020 of each credit default swap where the Trading Company is a seller, was 96 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 44 basis points and 281 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of March 31, 2020 the Trading Company posted cash collateral of $1,766,325, and as of December 31, 2019, the Trading Company posted cash collateral of $3,044,358, with respective counterparties on these agreements in the normal course of business. As of March 31, 2020, open credit default swap agreements on selling protection have a maturity date of December 20, 2024. As of December 31, 2019, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.

During the three months ended March 31, 2020, the Trading Company traded 22,338 exchange-traded futures contracts and settled 65,236 forward contracts and 635 swap agreements. During the three months ended March 31, 2019, the Trading Company traded 25,424 exchange-traded futures contracts and settled 50,551 forward contracts and 394 swap agreements.

As of March 31, 2020, the gross notional value of open forward contracts is $2,042,725,349 and the gross notional value of open swap contracts is $49,060,585. As of December 31, 2019, the gross notional value of open forward contracts is $2,674,274,863 and the gross notional value of open swap contracts is $243,523,554. The trading activity of open forward and swap contracts as of March 31, 2020 and 2019 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2020 and December 31, 2019, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2020 and December 31, 2019, may differ from the net liability amounts recorded as of March 31, 2020 and December 31, 2019, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2020 and December 31, 2019, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	March 31, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$26,420,112	on open forward contracts	$(23,335,754)
Metals		869,145		(9,189)

Total open forward contracts		27,289,257		(23,344,943)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	780,701	on open futures contracts	(221,788)
Currencies		—		(11,326)
Energy		1,808,645		(237,918)
Indices		1,162,256		(1,720,186)
Interest rates		1,498,725		(146,323)
Metals		519,022		(42,955)

Total open futures contracts		5,769,349		(2,380,496)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	82,458	on open swap agreements	(215,784)
Interest rates		22,480,281		(19,438,008)

Total open swap agreements		22,562,739		(19,653,792)

Total Derivatives		$55,621,345		$(45,379,231)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$13,192,268	on open forward contracts	$(15,084,071)
Metals		8,670		(230,023)

Total open forward contracts		13,200,938		(15,314,094)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	625,956	on open futures contracts	(731,073)
Currencies		—		(16,585)
Energy		1,478,135		(148,748)
Indices		1,681,749		(557,670)
Interest rates		441,482		(372,513)
Metals		768,016		(1,275)

Total open futures contracts		4,995,338		(1,827,864)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	2,500,929	on open swap agreements	—
Interest rates		32,257,037		(26,937,452)

Total open swap agreements		34,757,966		(26,937,452)

Total Derivatives		$52,954,242		$(44,079,410)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2020	2019
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(1,155,875)	$(1,351,380)
Metals	1,301,293	(657,281)

Net realized trading gains (losses) on closed contracts/agreements	$145,418	$(2,008,661)

Currencies	$4,976,161	$(1,624,056)
Metals	1,081,309	(382,915)

Net change in unrealized trading gains (losses) on open contracts/agreements	$6,057,470	$(2,006,971)

Futures contracts
Agricultural	$(1,378,622)	$186,287
Currencies	(161,867)	(58,289)
Energy	6,242,741	(690,955)
Indices	(2,569,510)	(2,160,845)
Interest rates	5,345,888	5,700,166
Metals	1,610,536	249,705

Net realized trading gains (losses) on closed contracts/agreements	$9,089,166	$3,226,069

Agricultural	$664,030	$372,862
Currencies	5,259	150,171
Energy	241,340	(588,394)
Indices	(1,682,009)	(555,603)
Interest rates	1,283,433	1,035,785
Metals	(290,674)	(685,038)

Net change in unrealized trading gains (losses) on open contracts/agreements	$221,379	$(270,217)

Swap agreements
Credit default swaps	$(29,519)	$880,778
Interest rate swaps	1,335,405	312,191

Net realized trading gains (losses) on closed contracts/agreements	$1,305,886	$1,192,969

Credit default swaps	$(2,634,255)	$177,712
Interest rate swaps	(2,277,312)	1,040,271

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,911,567)	$1,217,983

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2020 and December 31, 2019, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$3,737,135	$(1,520,193)	$2,216,942	$—	$—	$2,216,942
Credit Suisse	467,195	(461,778)	5,417	—	—	5,417
JPMorgan Chase	1,565,019	(398,525)	1,166,494	—	—	1,166,494

Total open futures contracts	$5,769,349	$(2,380,496)	$3,388,853	$—	$—	$3,388,853

Open forward contracts
Deutsche Bank	$4,263,914	$(3,795,583)	$468,331	$—	$—	$468,331
HSBC	12,690,937	(10,851,225)	1,839,712	—	—	1,839,712
JPMorgan Chase	869,145	(9,189)	859,956	—	—	859,956
Royal Bank of Scotland	9,465,261	(8,688,946)	776,315	—	—	776,315

Total open forward contracts	$27,289,257	$(23,344,943)	$3,944,314	$—	$—	$3,944,314

Open swap agreements
Credit Suisse	$6,042	$(6,042)	$—	$—	$—	$—
Goldman Sachs	1,960	(1,960)	—	—	—	—
JPMorgan Chase	22,554,737	(19,438,008)	3,116,729	—	—	3,116,729

Total open swap agreements	$22,562,739	$(19,446,010)	$3,116,729	$—	$—	$3,116,729

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$2,274,795	$(629,543)	$1,645,252	$—	$—	$1,645,252
Credit Suisse	718,032	(697,088)	20,944	—	—	20,944
JPMorgan Chase	2,002,511	(501,233)	1,501,278	—	—	1,501,278

Total open futures contracts	$4,995,338	$(1,827,864)	$3,167,474	$—	$—	$3,167,474

Open forward contracts
Deutsche Bank	$1,704,868	$(1,704,868)	$—	$—	$—	$—
HSBC	6,089,855	(6,089,855)	—	—	—	—
JPMorgan Chase	8,263	(8,263)	—	—	—	—
Royal Bank of Scotland	5,397,952	(4,941,524)	456,428	—	—	456,428

Total open forward contracts	$13,200,938	$(12,744,510)	$456,428	$—	$—	$456,428

Open swap agreements
Credit Suisse	$640,035	$—	$640,035	$—	$—	$640,035
Deutsche Bank	3,464,513	(2,877,261)	587,252	—	—	587,252
Goldman Sachs	238,658	—	238,658	—	—	238,658
JPMorgan Chase	30,414,760	(24,060,191)	6,354,569	—	—	6,354,569

Total open swap agreements	$34,757,966	$(26,937,452)	$7,820,514	$—	$—	$7,820,514

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$1,520,193	$(1,520,193)	$—	$—	$—	$—
Credit Suisse	461,778	(461,778)	—	—	—	—
JPMorgan Chase	398,525	(398,525)	—	—	—	—

Total open futures contracts	$2,380,496	$(2,380,496)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$3,795,583	$(3,795,583)	$—	$—	$—	$—
HSBC	10,851,225	(10,851,225)	—	—	—	—
JPMorgan Chase	9,189	(9,189)	—	—	—	—
Royal Bank of Scotland	8,688,946	(8,688,946)	—	—	—	—

Total open forward contracts	$23,344,943	$(23,344,943)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$101,334	$(6,042)	$95,292	$—	$95,292	$—
Goldman Sachs	114,450	(1,960)	112,490	—	112,490	—
JPMorgan Chase	19,438,008	(19,438,008)	—	—	—	—

Total open swap agreements	$19,653,792	$(19,446,010)	$207,782	$—	$207,782	$—

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$629,543	$(629,543)	$—	$—	$—	$—
Credit Suisse	697,088	(697,088)	—	—	—	—
JPMorgan Chase	501,233	(501,233)	—	—	—	—

Total open futures contracts	$1,827,864	$(1,827,864)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$2,046,477	$(1,704,868)	$341,609	$—	$341,609	$—
HSBC	8,096,070	(6,089,855)	2,006,215	—	2,006,215	—
JPMorgan Chase	230,023	(8,263)	221,760	—	221,760	—
Royal Bank of Scotland	4,941,524	(4,941,524)	—	—	—	—

Total open forward contracts	$15,314,094	$(12,744,510)	$2,569,584	$—	$2,569,584	$—

Open swap agreements
Credit Suisse	$—	$—	$—	$—	$—	$—
Deutsche Bank	2,877,261	(2,877,261)	—	—	—	—
Goldman Sachs	—	—	—	—	—	—
JPMorgan Chase	24,060,191	(24,060,191)	—	—	—	—

Total open swap agreements	$26,937,452	$(26,937,452)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2020
Open swap agreements
Credit Suisse	$1,947,455
Goldman Sachs	$2,172,498

As of December 31, 2019
Open forward contracts
Deutsche Bank	$2,055,802
HSBC	$2,976,528

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three fand month periods ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Per unit operating performance:
Beginning net asset value	$17,723.52	$15,203.61
Income (loss) from investment operations:
Net investment gain (loss)	23.43	41.22
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,773.25	183.67

Total income (loss) from investment operations	1,796.68	224.89

Ending net asset value	$19,520.20	$15,428.50

Ratios to average partners’ capital[1]:
Expenses	0.92%	0.85%

Net investment gain (loss)	0.52%	1.10%

Total return[2]	10.14%	1.48%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2020 through May 14, 2020, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $2,474,995, and limited partner redemptions of $1,544,578.

The General Partner has evaluated the impact of subsequent events on the Trading Company through May 14, 2020, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

The General Partner and the Advisor acknowledge the current outbreak of COVID-19 which is causing economic disruption in most countries and its potentially adverse economic impact on the issuers of the instruments in which the Trading Company invests. This is an additional risk factor which could impact the operations and valuation of the Trading Company’s assets after the period end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Trading Company.

The General Partner and the Advisor have concluded that the developments in the global financial markets after the period end did not provide evidence of conditions that existed at the end of the reporting period and have therefore assessed any impact they had as non-adjusting.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 27, 2020.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2020. The Partnership’s capitalization was $96,157,322 as of March 31, 2020. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$909,456	0.95%
Bonds	$672,596	0.70%
Credit	$614,503	0.64%
Currencies	$1,349,373	1.40%
Energy	$659,035	0.69%
Interest rates	$509,723	0.53%
Metals	$1,260,512	1.31%
Stock indices	$1,415,512	1.47%
Total*	$7,390,709	7.69%

*	Total amount does not foot due to rounding.

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

Period Ended March 31, 2020:

31-Mar-20
Ending Equity	$96,157,322

Three months ended March 31, 2020:

Net assets increased $6,028,486 for the three months ended March 31, 2020. This increase was attributable to subscriptions in the amount of $2,601,833, redemptions in the amount of $4,562,582 and a net gain from operations of $7,989,235.

Management Fees of $686,752 and servicing fees of $229,752 were paid or accrued, and interest of $331,640 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2020.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2020 were $319,227.

The Partnership once again started off the year with moderate negative returns in January, with losses in currencies, equities and credit overcoming gains from commodities and fixed-income. In the third week of the month stocks faltered and credit spreads widened, accelerating already falling bond yields, as well as crude oil prices which ended the month down 20%. The US Dollar Index, which measures the performance of the greenback against a basket of foreign currencies, rose steadily, hurting the Partnership’s long positions in the New Zealand dollar and the South African rand. On the other hand, the Partnership’s short positions in South American currencies such as the Chilean peso against US dollar proved positive. Long positioning in stocks were profitable early in the month until a clear reversal near the end of the month caused the Partnership’s overall equity trading to finish in the red. Asian indices such as Taiwan’s TAIEX and China’s H-Shares fared worst. On the positive side for the Partnership, a short position in the Australian SPI 200 Index prospered. Long credit positions performed similarly to equities with a loss in aggregate, most notably in European 5yr Crossover iTraxx Index which widened around 25bp over the month. Overall, trading in commodities was positive. The biggest contributors on both the upside and downside were in energies. Short natural gas positions in the US and UK were positive as prices slid around 20%. On the other hand, long oil positions lost out despite swiftly switching to short as the month progressed and oil prices steadily declined. In other commodities, a long palladium position was positive, offsetting losses produced by shorts in coffee and copper. In terms of fixed income, gains were accrued over January as the Partnership’s positioning turned long. Italian bonds was one of the top performers in the asset class, while Canadian bonds struggled against a tightening yield backdrop, having started the month with a short position.

In February, the Partnership’s trading activity saw modest gains on the month as losses from equities and credit broadly balanced by gains from fixed income and energies. In the equity sector, early gains were wiped out in the last week of the month, as the S&P 500 index fell 11.5%, its worst since 2008 as markets began feeling the impact of the COVID-19 pandemic. Unsurprisingly, the Partnership’s long equity positions made up most of the losses, the worst being the Australian SPI 200 Index, S&P TSX 60 Index, as well as the Nikkei Index. The Partnership saw losses in each of the credit markets traded, shared fairly equally between the US (mainly the US 5yr CDX Index) and Europe (notably the European 5yr Crossover iTraxx Index). The Partnership’s FX trading finished the month with a small gain. Against the US dollar, short positions in the Brazilian real and Australian dollar were positive whilst a long position in the Mexican peso dragged on performance. Overall, trading in commodities was beneficial to the Partnership, particularly from energies with shorts in US natural gas and oil realized gains as crude oil prices slid. Shorts in zinc paid off as prices declined but losses were made in precious metals such as silver and platinum as prices became increasingly volatile. The Partnership’s short in coffee also suffered during the month. Finally, yields in fixed income instruments tightened, though the Partnership’s long positions performed positively, most notably in US treasuries, although losses were seen in Italian bonds.

The Partnership finished off the first quarter to post positive returns in March, as trading in nearly all sectors finished in the black, with notable gains in commodities and currencies leading the way. In FX trading, which saw the largest gains, the Partnership entered the month net long the US dollar against most currencies and built further into this position as the month progressed. The top performing positions were shorts in emerging markets such as Brazilian real and commodity currencies such as the Australian dollar. Comparatively, losses were incurred in US dollar crosses against developed market currencies such as the Japanese yen and Euro. In commodity trading, the Partnership’s short positions in crude was profitable, as well as its short copper position. Agricultural commodity positions suffered in aggregate, however, with longs in cocoa and sugar suffering as prices reversed their predominantly upward year-to-date direction. The Fund’s equity positions turned net-short early on in the month, and these short positions generally ended up the month’s top performers. Most notable of these were in the Hang Seng index and the Russell 2000 Index while further gains came from a long position in the VIX Volatility Index. Positioning in credit also migrated from long to short as the month progressed and overall trading finished marginally in the black with gains principally coming from high yield credit indices. Fixed income markets bifurcated as the month progressed, as the Partnership’s dominantly long positioning in fixed income at the start of the month saw gains in the US market and losses in Italian bonds, with the asset class overall finishing in positive territory.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2020. As of March 31, 2020, the Partnership’s average capitalization was $96,157,322.

Quarter-Ended March 31, 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$909,456	0.95%	$909,456	$909,456
Bonds	$672,596	0.70%	$672,596	$672,596
Credit	$614,503	0.64%	$614,503	$614,503
Currencies	$1,349,373	1.40%	$1,349,373	$1,349,373
Energies	$659,035	0.69%	$659,035	$659,035
Interest rates	$509,723	0.53%	$509,723	$509,723
Metals	$1,260,512	1.31%	$1,260,512	$1,260,512
Stock indices	$1,415,512	1.47%	$1,415,512	$1,415,512
Total*	$7,390,709	7.69%	$7,390,709	$7,390,709

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2020. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2020.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2020, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in United States, Germany, Canada, Japan and Australia. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2020, the Partnership’s primary currency exposures were in the U.S. dollar versus the Australian Dollar, South African Rand, Brazilian Real and Euro.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2020, the Partnership’s primary exposures were in the Australian SPI 200 Index, S&P TSX 60 Index, MSCI Emerging Market Index and the Hang Seng index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2020, the Partnership’s primary metals market exposures were in copper, aluminum, zinc and gold.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, corn, lean hogs and soyabeans accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2020.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2020, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2020.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Epidemics and Pandemics May Lead to Severe Market Disruptions and May Impair the Operational Capabilities of the Trading Advisor, the General Partner and the Partnership’s Service Providers. Since the mid-1990s, the world has seen a number of outbreaks of new viral illnesses of varying severity, including avian flus, Severe Acute Respiratory Syndrome (SARS), Middle East Respiratory Syndrome (MERS), the H1N1 Flu (Swine Flu), and COVID-19 caused by the novel Coronavirus known as SARS–CoV-2. The responses to these outbreaks have varied as has their impact on human health, local economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector, including the Trading Advisor and the General Partner, to mitigate the spread of any such illness, including travel restrictions and outright bans, mandatory business closures, quarantines, and work-from-home arrangements, may lead to, or may be expected to lead to, wide spread economic damage, resulting in severe disruptions in the markets in which the Partnership trades and, potentially, adversely affecting the Partnership’s profit potential; and the spread of any such illness within the offices of the Trading Advisor, the General Partner, the Partnership’s service providers, and/or the exchanges and other components of market infrastructure could severely impair the operational capabilities of the Trading Advisor, the General Partner, the Partnership’s service providers or various markets themselves resulting in harm to the Partnership’s business and its operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2020, February 2020 and March 2020, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $2,200,000, $0 and $0, respectively. On the first business day of January 2020, February 2020 and March 2020, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $154,001 and $0, respectively. On the first business day of January 2020, February 2020 and March 2020, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $90,201, $76,400 and $81,231, respectively. On the first business day of January 2020, February 2020 and March 2020, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)    Not applicable.

(c)    Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2020:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2020	$406,900	$0	$772,465	$0
February 2020	$1,834,002	$0	$0	$0
March 2020	$600,898	$0	$948,317	$0
TOTAL	$2,841,800	$0	$1,720,782	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2020.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl

President and Principal Executive Officer

By:	/s/ Colin Bettison

Principal Financial Officer