Form 10-Q
period 2020-06-30
MAN AHL DIVERSIFIED I LP
filed 2020-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At June 30, 2020 (unaudited) and December 31, 2019
(b)	For the three months ended June 30, 2020 and 2019 (unaudited) and for the six months ended June 30, 2020 and 2019 (unaudited)
(c)	For the six months ended June 30, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (Unaudited)		December 31, 2019
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$87,633,343		$90,779,858
Due from Man-AHL Diversified Trading Company L.P.	301,926		1,578,942

Total assets	$87,935,269		$92,358,800

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$301,926		$1,578,942
Management fees payable	215,848		226,756
Servicing fees payable	72,226		75,847
Accrued expenses and other liabilities	268,381		348,419

Total liabilities	858,381		2,229,964

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2020 and December 31, 2019)	698,920		703,193
Limited Partners - Class A Series 1 (15,281.64 and 15,716.22 units outstanding at June 30, 2020 and December 31, 2019, respectively)	57,307,576		59,297,638
Limited Partners - Class A Series 2 (919.81 and 883.54 units outstanding at June 30, 2020 and December 31, 2019, respectively)	3,971,916		3,814,631
Limited Partners - Class B Series 1 (6,693.06 and 6,974.39 units outstanding at June 30, 2020 and December 31, 2019, respectively)	25,098,476		26,313,374

Total partners’ capital	87,076,888		90,128,836

Total liabilities and partners’ capital	$87,935,269		$92,358,800

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,750.09	*	$3,773.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,318.17	*	$4,317.43	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,749.93	*	$3,772.86	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$129,456	$485,296	$461,096	$960,992
Brokerage commissions	(25,391)	(56,069)	(75,108)	(95,818)
Interest expense	(28,999)	(40,481)	(92,850)	(75,301)
Administration fees	(4,891)	(16,964)	(22,158)	(33,729)
Professional fees	(63,268)	(39,601)	(96,403)	(105,038)
Shareholder expenses	(23,058)	(35,143)	(62,593)	(72,011)
Other expenses	(9,127)	(12,989)	(17,364)	(26,865)
Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(25,278)	284,049	94,620	552,230

PARTNERSHIP EXPENSES:
Management fees	666,714	702,109	1,353,466	1,408,345
Servicing fees	223,090	235,354	452,842	472,215
Professional fees	(36,222)	58,170	(10,686)	128,660
Other expenses	94,977	45,736	176,926	91,388

Total partnership expenses	948,559	1,041,369	1,972,548	2,100,608

Net investment loss	(973,837)	(757,320)	(1,877,928)	(1,548,378)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(1,179,189)	7,710,494	6,644,379	9,571,368
Net change in unrealized trading gains (losses) on securities	(103,194)	12,925	4,157	49,414
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(6,162,421)	(64,466)	(5,200,014)	(915,575)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(7,444,804)	7,658,953	1,448,522	8,705,207

NET INCOME (LOSS)	$(8,418,641)	$6,901,633	$(429,406)	$7,156,829

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(361.66)	$259.83	$(19.70)	$257.59

CLASS A Series 2	$(400.97)	$289.87	$3.59	$291.53

CLASS B Series 1	$(360.61)	$259.59	$(17.59)	$255.77

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	15,568.48	16,979.93	15,901.93	17,775.62

CLASS A Series 2	919.81	1,547.14	913.63	1,701.35

CLASS B Series 1	6,708.99	7,863.11	6,793.07	8,140.02

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		Genera Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscriptions	2,568,842	678	—	—	154,001	36	1,127,831	288	3,850,674	1,002
Redemptions	(4,249,979)	(1,112)	—	—	—	—	(2,223,237)	(569)	(6,473,216)	(1,681)
Net income (loss)	(308,925)	—	(4,273)	—	3,284	—	(119,492)	—	(429,406)	—

PARTNERS’ CAPITAL June 30, 2020	$57,307,576	15,282	$698,920	186	$3,971,916	920	$25,098,476	6,693	$87,076,888	23,081

PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$99,736,784	29,272
Subscriptions	75,000	21	—	—	—	—	41,699	13	116,699	34
Transfers	32,658	10	—	—	—	—	(32,658)	(10)	—	—
Redemptions	(8,701,035)	(2,522)	—	—	(3,599,155)	(896)	(3,632,020)	(1,063)	(15,932,210)	(4,481)
Net income (loss)	4,528,543	—	50,334	—	496,004	—	2,081,948	—	7,156,829	—

PARTNERS’ CAPITAL June 30, 2019	$58,785,694	16,108	$680,147	186	$3,989,574	961	$27,622,687	7,570	$91,078,102	24,825

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(429,406)	$7,156,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(738,452)	(57,657)
Sales of investments in Man-AHL Diversified Trading Company L.P.	6,705,125	21,489,092
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(1,543,142)	(9,257,437)
Changes in assets and liabilities:
Management fees payable	(10,908)	(28,180)
Servicing fees payable	(3,621)	(9,609)
Accrued expenses and other liabilities	(80,038)	97,305

Net cash provided by operating activities	3,899,558	19,390,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,850,674	116,699
Payments on redemptions	(7,750,232)	(19,507,042)

Net cash used in financing activities	(3,899,558)	(19,390,343)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2020, and the results of its operations for the three and six month periods ended June 30, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

At June 30, 2020 and December 31, 2019, the Partnership owned 4,867.85 and 5,122.00 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2020 and December 31, 2019 was 75.04% and 79.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2020 and December 31, 2019, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and six month periods ended June 30, 2020 and 2019, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2020 and 2019. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2020 and 2019.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020			For the three months ended June 30, 2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,111.18	$4,719.15	$4,111.00	$3,391.30	$3,844.32	$3,391.15

Income (loss) from investment operations:
Net investment income (loss)	(42.33)	(34.59)	(42.22)	(29.50)	(22.07)	(29.54)
Net realized and unrealized gains (losses) on trading activities	(318.76)	(366.39)	(318.85)	287.57	327.59	287.60

Total income (loss) from investment operations	(361.09)	(400.98)	(361.07)	258.07	305.52	258.06

Ending net asset value	$3,750.09	$4,318.17	$3,749.93	$3,649.37	$4,149.84	$3,649.21

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	4.89%	3.62%	4.87%	5.42%	4.59%	5.41%

Total expenses	4.89%	3.62%	4.87%	5.42%	4.59%	5.41%

Net investment income (loss)	(4.32)%	(3.07)%	(4.31)%	(3.34)%	(2.21)%	(3.34)%

Total return[2]:
Total return before incentive fees	(8.78)%	(8.50)%	(8.78)%	7.61%	7.95%	7.61%

Total return after incentive fees	(8.78)%	(8.50)%	(8.78)%	7.61%	7.95%	7.61%

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15

Income (loss) from investment operations:
Net investment income (loss)	(80.40)	(64.27)	(80.25)	(57.75)	(42.47)	(57.70)
Net realized and unrealized gains (losses) on trading activities	57.47	65.01	57.32	327.82	373.59	327.76

Total income (loss) from investment operations	(22.93)	0.74	(22.93)	270.07	331.12	270.06

Ending net asset value	$3,750.09	$4,318.17	$3,749.93	$3,649.37	$4,149.84	$3,649.21

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.22%	3.92%	5.20%	5.41%	4.39%	5.39%

Total expenses	5.22%	3.92%	5.20%	5.41%	4.39%	5.39%

Net investment income (loss)	(4.20)%	(2.92)%	(4.19)%	(3.37)%	(2.20)%	(3.37)%

Total return[2]:
Total return before incentive fees	(0.61)%	0.02%	(0.61)%	7.99%	8.67%	7.99%

Total return after incentive fees	(0.61)%	0.02%	(0.61)%	7.99%	8.67%	7.99%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2020, through August 13, 2020, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $29,999 and limited partner redemptions of $653,437.

The General Partner has evaluated the impact of subsequent events on the Partnership through August 13, 2020, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At June 30, 2020 (unaudited) and December 31, 2019
(b)	For the three month periods ended June 30, 2020 and 2019 (unaudited) and for the six month periods ended June 30, 2020 and 2019 (unaudited)
(c)	For the six month periods ended June 30, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020
	(Unaudited)	December 31, 2019
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,573,304	$3,167,474
Net unrealized trading gains on open forward contracts	—	456,428
Net unrealized trading gains on open swap agreements	2,885,222	7,820,514
Net premiums paid on credit default swap agreements	563,107	7,177,944
Due from brokers	12,022,067	19,679,210

Total equity in trading accounts	17,043,700	38,301,570
Cash and cash equivalents	13,378,773	1,460,824
Investment in securities, at fair value (cost $89,962,077 and $79,538,940 at June 30, 2020 and December 31, 2019, respectively)	89,968,238	79,543,495

Total assets	$120,390,711	$119,305,889

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$2,285,696	$2,569,584
Net unrealized trading losses on open swap agreements	29,737	—
Net premiums received on credit default swap agreements	208,789	170,833
Due to brokers	557,576	—
Redemptions payable to Man-AHL Diversified I L.P.	301,926	1,578,942
Accrued expenses and other liabilities	224,671	246,383

Total liabilities	3,608,395	4,565,742

PARTNERS’ CAPITAL:
Limited Partners (6,487.02 and 6,473.89 units outstanding at June 30, 2020 and December 31, 2019, respectively)	116,782,316	114,740,147

Total partners’ capital	116,782,316	114,740,147

Total liabilities and partners’ capital	$120,390,711	$119,305,889

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$18,002.47	$17,723.52

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2020 (Unaudited)		December 31, 2019
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:
Agricultural	$(4,362)	(0.0)	$545,201	0.5
Currencies	—	0.0	(16,585)	(0.0)
Energy	25,772	0.0	253,411	0.2
Indices	128,879	0.1	798,257	0.7
Interest Rates	1,211,982	1.1	(357,456)	(0.3)
Metals	275,155	0.2	766,741	0.6

Total futures contracts - long	1,637,426	1.4	1,989,569	1.7

FUTURES CONTRACTS - Short:
Agricultural	$(79,171)	(0.1)	(650,318)	(0.6)
Currencies	(943)	(0.0)	—	—
Energy	154,083	0.1	1,075,976	0.9
Indices	5,868	0.0	325,822	0.3
Interest Rates	(143,959)	(0.1)	426,425	0.4

Total futures contracts - short	(64,122)	(0.1)	1,177,905	1.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$1,573,304	1.3	$3,167,474	2.7

FORWARD CONTRACTS - Long:
Australian dollars	$277,723	0.2	$130,453	0.1
Brazilian real	(189,305)	(0.2)	414,564	0.4
Mexican peso	(214,833)	(0.2)	1,803,368	1.6
Turkish lira	3,240	0.0	(421,340)	(0.4)
Metal	—	0.0	407	0.0
New Zealand dollars	307,910	0.3	613,957	0.5
South African rand	15,110	0.0	793,233	0.7
South Korean won	108,873	0.1	95,412	0.1
U.K. pound	(82,120)	(0.0)	716,083	0.6
Other	169,903	0.1	3,194,413	2.8

Total long forward contracts vs USD	396,501	0.3	7,340,550	6.4

FORWARD CONTRACTS - Short:
Australian dollars	$(333,076)	(0.3)	$(495,566)	(0.4)
Brazilian real	265,094	0.2	(563,815)	(0.5)
Mexican peso	(22,019)	(0.0)	(888,543)	(0.8)
Turkish lira	(32,143)	(0.0)	24,503	0.0
New Zealand dollars	(112,662)	(0.1)	(131,618)	(0.1)
South African rand	(3,968)	(0.0)	(69,451)	(0.1)
South Korean won	(50,908)	(0.0)	(278,157)	(0.2)
U.K. pound	(118,013)	(0.1)	(1,460,324)	(1.3)
Other	(1,658,569)	(1.5)	(4,871,032)	(4.2)

Total short forward contracts vs USD	(2,066,264)	(1.8)	(8,734,003)	(7.6)

Forward contracts - Cross currencies	(208,658)	(0.2)	(497,943)	(0.4)
Forward contracts - Metal non USD	(407,275)	(0.3)	(221,760)	(0.2)

	(615,933)	(0.5)	(719,703)	(0.6)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(2,285,696)	(2.0)	$(2,113,156)	(1.8)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2020 (Unaudited)		December 31, 2019
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value*	Capital	Fair Value*	Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $208,789 and $170,833, as of June 30, 2020 and December 31, 2019, respectively)		$(43,129)	(0.0)	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of June 30, 2020 and December 31, 2019, respectively)		22,281,990	19.1	26,764,802	23.4
Other interest rate swaps		88,565	0.1	5,444,619	4.7

Total swap agreements - long		22,327,426	19.2	32,209,421	28.1

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $563,107 and $7,177,944, as of June 30, 2020 and December 31, 2019, respectively)		30,772	0.0	2,500,929	2.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of June 30, 2020 and December 31, 2019, respectively)		(19,150,849)	(16.4)	(22,743,954)	(19.9)
Other interest rate swaps		(351,864)	(0.3)	(4,145,882)	(3.6)

Total swap agreements - short		(19,471,941)	(16.7)	(24,388,907)	(21.3)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$2,855,485	2.5	$7,820,514	6.8

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$2,143,093	1.8	$8,874,832	7.7

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/18/20	45,000,000	$—	—	$44,677,731	38.9
United States Treasury Bill 0% 04/02/20	35,000,000	—	—	34,865,764	30.4
United States Treasury Bill 0% 09/17/20	5,000,000	4,998,603	4.3	—	—
United States Treasury Bill 0% 12/10/20	40,000,000	39,973,998	34.2	—	—
United States Treasury Bill 0% 07/30/20	45,000,000	44,995,637	38.5	—	—

Total U.S. government securities - long		89,968,238	77.0	79,543,495	69.3

TOTAL INVESTMENT IN SECURITIES (COST $89,962,077 and $79,538,940 at June 30, 2020 and December 31, 2019, respectively)		$89,968,238	77.0	$79,543,495	69.3

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INVESTMENT INCOME:
Interest income	$169,909	$615,865	$593,721	$1,211,754

Total investment income	169,909	615,865	593,721	1,211,754

EXPENSES
Brokerage commissions	33,449	71,204	96,924	121,008
Interest expense - brokers	37,943	51,434	119,415	95,132
Administration fees	6,214	21,530	28,269	42,532
Professional fees	83,698	50,267	126,023	132,187
Shareholder expenses	30,054	44,606	80,554	90,787
Other expenses	11,996	16,487	22,519	33,868

Total expenses	203,354	255,528	473,704	515,514

Net investment income (loss)	(33,445)	360,337	120,017	696,240

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(1,635,217)	9,813,826	8,691,848	12,189,143
Net change in unrealized gains (losses) on translation of foreign currency	98,422	(8,924)	(30,237)	(41,889)
Net change in unrealized trading gains (losses) on investments in securities	(135,644)	16,405	1,606	62,115
Net change in unrealized trading gains (losses) on open contracts/agreements	(8,099,021)	(74,058)	(6,731,739)	(1,133,263)

Net gain (loss) on trading activities	(9,771,460)	9,747,249	1,931,478	11,076,106

NET INCOME (LOSS)	$(9,804,905)	$10,107,586	$2,051,495	$11,772,346

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$(1,511.24)	$1,311.07	$313.16	$1,479.26

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,487.97	7,709.40	6,550.88	7,958.29

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	6,968,024	389	—	—	6,968,024	389
Redemptions	(6,977,350)	(376)	—	—	(6,977,350)	(376)
Net income (loss)	2,051,495	—	—	—	2,051,495	—

PARTNERS’ CAPITAL - June 30, 2020	$116,782,316	6,487	$—	—	$116,782,316	6,487

PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264
Subscriptions	267,658	17	—	—	267,658	17
Redemptions	(19,778,482)	(1,254)	—	—	(19,778,482)	(1,254)
Net income (loss)	11,772,346	—	—	—	11,772,346	—

PARTNERS’ CAPITAL - June 30, 2019	$117,900,422	7,027	$—	—	$117,900,422	7,027

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,051,495	$11,772,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(89,946,258)	(85,913,911)
Amortization of premium/discount on securities	(476,879)	(1,041,008)
Sales of investments in securities	80,000,000	104,971,280
Net change in unrealized trading (gains) losses on investments in securities	(1,606)	(62,115)
Net change in unrealized trading (gains) losses on open contracts/agreements	6,731,739	1,133,263
Changes in assets and liabilities:
Due from brokers	7,657,143	(2,019,319)
Net premiums paid on credit default swap agreements	6,614,837	(5,566,426)
Net premiums received on credit default swap agreements	37,956	(1,171,839)
Due to brokers	557,576	—
Accrued expenses and other liabilities	(21,712)	(13,785)

Net cash provided by (used in) operating activities	13,204,291	22,088,486

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	6,968,024	267,658
Payments on redemptions	(8,254,366)	(24,244,298)

Net cash used in financing activities	(1,286,342)	(23,976,640)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,917,949	(1,888,154)
CASH AND CASH EQUIVALENTS - Beginning of period	1,460,824	7,258,493

CASH AND CASH EQUIVALENTS - End of period	$13,378,773	$5,370,339

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$119,415	$95,132

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2020, and the results of its operations for the three and six month periods ended June 30, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

Due from Brokers — Due from brokers may consist of balances due from Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $5,717,181 and $19,679,208 as of June 30, 2020 and December 31, 2019, respectively.

Due to Brokers — Due to brokers consists of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of June 30, 2020.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2020 and December 31, 2019, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2020, the Trading Company held foreign cash balances of $241,475 with a cost of $239,201, which are included in cash and cash equivalents. As of December 31, 2019, the Trading Company held foreign cash balances of $223,755 with a cost of $218,636. As of June 30, 2020 and December 31, 2019, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of June 30, 2020, the Trading Company holds $89,968,238 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from July 30, 2020 to December 10, 2020, have a total face value of $90,000,000. As of December 31, 2019, the Trading Company holds $79,543,495 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from April 2, 2020 to June 18, 2020, have a total face value of $80,000,000. As of June 30, 2020 and December 31, 2019, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading

Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or six month periods ended June 30, 2020 and 2019. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2020 and December 31, 2019.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or six month periods ended June 30, 2020 and 2019.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2020 and December 31, 2019, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,968,238	$—	$89,968,238	$—
Futures contracts	2,287,858	2,287,858	—	—
Forward contracts	2,949,454	—	2,949,454	—
Swap agreements	22,402,955	—	22,402,955	—

Total Assets	117,608,505	2,287,858	115,320,647	—

Liabilities
Futures contracts	(714,554)	(714,554)	—	—
Forward contracts	(5,235,150)	—	(5,235,150)	—
Swap agreements	(19,547,470)	—	(19,547,470)	—

Total Liabilities	(25,497,174)	(714,554)	(24,782,620)	—

Net Fair Value	$92,111,331	$1,573,304	$90,538,027	$—

	Fair Value Measurements
Investments	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,543,495	$—	$79,543,495	$—
Futures contracts	4,995,338	4,995,338	—	—
Forward contracts	13,200,938	—	13,200,938	—
Swap agreements	34,757,966	—	34,757,966	—

Total Assets	132,497,737	4,995,338	127,502,399	—

Liabilities
Futures contracts	(1,827,864)	(1,827,864)	—	—
Forward contracts	(15,314,094)	—	(15,314,094)	—
Swap agreements	(26,937,452)	—	(26,937,452)	—

Total Liabilities	(44,079,410)	(1,827,864)	(42,251,546)	—

Net Fair Value	$88,418,327	$3,167,474	$85,250,853	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2020 or 2019 based on the levels assigned at December 31, 2019 or 2018.

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

As of June 30, 2020 and December 31, 2019, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2020		December 31, 2019
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$30,772	$35,000,000	$641,489	$175,000,000
101-250	—	—	237,204	20,000,000
251-350	—	—	1,622,236	15,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$30,772	$35,000,000	$2,500,929	$210,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2020 and December 31, 2019, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2020 of each credit default swap where the Trading Company is a seller, ranged between 66 basis points and 76 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 44 basis points and 281 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of June 30, 2020 the Trading Company posted cash collateral of $970,080, and as of December 31, 2019, the Trading Company posted cash collateral of $3,044,358, with respective counterparties on these agreements in the normal course of business. As of June 30, 2020, all open credit default swap agreements on selling protection have a maturity date of June 20, 2025. As of December 31, 2019, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.

During the three months ended June 30, 2020, the Trading Company traded 11,874 exchange-traded futures contracts and settled 25,504 forward contracts and 192 swap agreements. During the six months ended June 30, 2020, the Trading Company traded 34,212 exchange-traded futures contracts and settled 90,740 forward contracts and 827 swap agreements. During the three months ended June 30, 2019, the Trading Company traded 24,564 exchange-traded futures contracts and settled 58,503 forward contracts and 247 swap agreements. During the six months ended June 30, 2019, the Trading Company traded 49,988 exchange-traded futures contracts and settled 109,054 forward contracts and 641 swap agreements.

As of June 30, 2020, the gross notional value of open forward contracts is $839,660,144 and the gross notional value of open swap contracts is $51,755,154. As of December 31, 2019, the gross notional value of open forward contracts was $2,674,274,863 and the gross notional value of open swap contracts was $243,523,554. The trading activity of open forward and swap contracts as of June 30, 2020 and 2019 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2020 and December 31, 2019, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2020 and December 31, 2019, may differ from the net liability amounts recorded as of June 30, 2020 and December 31, 2019, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2020 and December 31, 2019, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	June 30, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$2,945,193	on open forward contracts	$(4,823,614)
Metals		4,261		(411,536)

Total open forward contracts		2,949,454		(5,235,150)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	220,956	on open futures contracts	(304,489)
Currencies		—		(943)
Energy		383,435		(203,580)
Indices		192,096		(57,349)
Interest rates		1,215,806		(147,783)
Metals		275,565		(410)

Total open futures contracts		2,287,858		(714,554)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	32,399	on open swap agreements	(44,756)
Interest rates		22,370,556		(19,502,714)

Total open swap agreements		22,402,955		(19,547,470)

Total Derivatives		$27,640,267		$(25,497,174)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$13,192,268	on open forward contracts	$(15,084,071)
Metals		8,670		(230,023)

Total open forward contracts		13,200,938		(15,314,094)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	625,956	on open futures contracts	(731,073)
Currencies		—		(16,585)
Energy		1,478,135		(148,748)
Indices		1,681,749		(557,670)
Interest rates		441,482		(372,513)
Metals		768,016		(1,275)

Total open futures contracts		4,995,338		(1,827,864)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	2,500,929	on open swap agreements	—
Interest rates		32,257,037		(26,937,452)

Total open swap agreements		34,757,966		(26,937,452)

Total Derivatives		$52,954,242		$(44,079,410)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$1,019,122	$539,098	$(136,753)	$(812,282)
Metals	641,764	330,445	1,943,057	(326,836)

Net realized trading gains (losses) on closed contracts/agreements	$1,660,886	$869,543	$1,806,304	$(1,139,118)

Currencies	$(4,962,779)	$(2,191,395)	$13,382	$(3,815,451)
Metals	(1,267,231)	65,413	(185,922)	(317,502)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(6,230,010)	$(2,125,982)	$(172,540)	$(4,132,953)

Futures contracts
Agricultural	$570,694	$(488,809)	$(807,928)	$(302,522)
Currencies	(53,350)	72,731	(215,217)	14,442
Energy	786,158	1,341,182	7,028,899	650,227
Indices	(3,551,653)	(615,364)	(6,121,163)	(2,776,209)
Interest rates	837,716	8,214,263	6,183,604	13,914,429
Metals	(73,106)	(574,728)	1,537,430	(325,023)

Net realized trading gains (losses) on closed contracts/agreements	$(1,483,541)	$7,949,275	$7,605,625	$11,175,344

Agricultural	$(642,446)	$(811,368)	$21,584	$(438,506)
Currencies	10,383	(188,764)	15,642	(38,593)
Energy	(1,390,872)	137,663	(1,149,532)	(450,731)
Indices	692,677	466,538	(989,332)	(89,065)
Interest rates	(284,379)	270,893	999,054	1,306,678
Metals	(200,912)	857,435	(491,586)	172,397

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,815,549)	$732,397	$(1,594,170)	$462,180

Swap agreements
Credit default swaps	$(1,811,994)	$359,837	$(1,841,513)	$1,240,615
Interest rate swaps	39,004	744,064	1,374,409	1,056,255

Net realized trading gains (losses) on closed contracts/agreements	$(1,772,990)	$1,103,901	$(467,104)	$2,296,870

Credit default swaps	$120,969	$552,946	$(2,513,286)	$730,658
Interest rate swaps	(174,431)	766,581	(2,451,743)	1,806,852

Net change in unrealized trading gains (losses) on open contracts/agreements	$(53,462)	$1,319,527	$(4,965,029)	$2,537,510

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2020 and December 31, 2019, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 30, 2020
Open futures contracts
Bank of America Merrill Lynch	$706,414	$(360,557)	$345,857	$—	$—	$345,857
Credit Suisse	322,703	(196,432)	126,271	—	—	126,271
JPMorgan Chase	1,258,741	(157,565)	1,101,176	—	—	1,101,176

Total open futures contracts	$2,287,858	$(714,554)	$1,573,304	$—	$—	$1,573,304

Open forward contracts
Deutsche Bank	$522,574	$(522,574)	$—	$—	$—	$—
HSBC	1,398,152	(1,398,152)	—	—	—	—
JPMorgan Chase	4,261	(4,261)	—	—	—	—
Royal Bank of Scotland	1,024,467	(1,024,467)	—	—	—	—

Total open forward contracts	$2,949,454	$(2,949,454)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$32,399	$(12,664)	$19,735	$—	$—	$19,735
JPMorgan Chase	22,370,556	(19,505,069)	2,865,487	—	—	2,865,487

Total open swap agreements	$22,402,955	$(19,517,733)	$2,885,222	$—	$—	$2,885,222

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$2,274,795	$(629,543)	$1,645,252	$—	$—	$1,645,252
Credit Suisse	718,032	(697,088)	20,944	—	—	20,944
JPMorgan Chase	2,002,511	(501,233)	1,501,278	—	—	1,501,278

Total open futures contracts	$4,995,338	$(1,827,864)	$3,167,474	$—	$—	$3,167,474

Open forward contracts
Deutsche Bank	$1,704,868	$(1,704,868)	$—	$—	$—	$—
HSBC	6,089,855	(6,089,855)	—	—	—	—
JPMorgan Chase	8,263	(8,263)	—	—	—	—
Royal Bank of Scotland	5,397,952	(4,941,524)	456,428	—	—	456,428

Total open forward contracts	$13,200,938	$(12,744,510)	$456,428	$—	$—	$456,428

Open swap agreements
Credit Suisse	$640,035	$—	$640,035	$—	$—	$640,035
Deutsche Bank	3,464,513	(2,877,261)	587,252	—	—	587,252
Goldman Sachs	238,658	—	238,658	—	—	238,658
JPMorgan Chase	30,414,760	(24,060,191)	6,354,569	—	—	6,354,569

Total open swap agreements	$34,757,966	$(26,937,452)	$7,820,514	$—	$—	$7,820,514

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2020
Open futures contracts
Bank of America Merrill Lynch	$360,557	$(360,557)	$—	$—	$—	$—
Credit Suisse	196,432	(196,432)	—	—	—	—
JPMorgan Chase	157,565	(157,565)	—	—	—	—

Total open futures contracts	$714,554	$(714,554)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$540,502	$(522,574)	$17,928	$—	$17,928	$—
HSBC	3,222,551	(1,398,152)	1,824,399	—	1,824,399	—
JPMorgan Chase	411,536	(4,261)	407,275	—	407,275	—
Royal Bank of Scotland	1,060,561	(1,024,467)	36,094	—	36,094	—

Total open forward contracts	$5,235,150	$(2,949,454)	$2,285,696	$—	$2,285,696	$—

Open swap agreements
Credit Suisse	$12,664	$(12,664)	$—	$—	$—	$—
Goldman Sachs	29,737	—	29,737	—	29,737	—
JPMorgan Chase	19,505,069	(19,505,069)	—	—	—	—

Total open swap agreements	$19,547,470	$(19,517,733)	$29,737	$—	$29,737	$—

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$629,543	$(629,543)	$—	$—	$—	$—
Credit Suisse	697,088	(697,088)	—	—	—	—
JPMorgan Chase	501,233	(501,233)	—	—	—	—

Total open futures contracts	$1,827,864	$(1,827,864)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$2,046,477	$(1,704,868)	$341,609	$—	$341,609	$—
HSBC	8,096,070	(6,089,855)	2,006,215	—	2,006,215	—
JPMorgan Chase	230,023	(8,263)	221,760	—	221,760	—
Royal Bank of Scotland	4,941,524	(4,941,524)	—	—	—	—

Total open forward contracts	$15,314,094	$(12,744,510)	$2,569,584	$—	$2,569,584	$—

Open swap agreements
Credit Suisse	$—	$—	$—	$—	$—	$—
Deutsche Bank	2,877,261	(2,877,261)	—	—	—	—
Goldman Sachs	—	—	—	—	—	—
JPMorgan Chase	24,060,191	(24,060,191)	—	—	—	—

Total open swap agreements	$26,937,452	$(26,937,452)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2020
Open forward contracts
Deutsche Bank	$766,649
HSBC	$1,206,881
JPMorgan Chase	$(929,863)
Royal Bank of Scotland	$794,452
Open swap agreements
Goldman Sachs	$1,628,746

As of December 31, 2019
Open forward contracts
Deutsche Bank	$2,055,802
HSBC	$2,976,528

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Per unit operating performance:
Beginning net asset value	$19,520.20	$15,428.50	$17,723.52	$15,203.61
Income (loss) from investment operations:
Net investment gain (loss)	(5.15)	47.59	18.43	88.73
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(1,512.58)	1,302.82	260.52	1,486.57

Total income (loss) from investment operations	(1,517.73)	1,350.41	278.95	1,575.30

Ending net asset value	$18,002.47	$16,778.91	$18,002.47	$16,778.91

Ratios to average partners’ capital[1]:
Expenses	0.67%	0.84%	0.80%	0.84%

Net investment gain (loss)	(0.11)%	1.18%	0.20%	1.14%

Total return[2]	(7.78)%	8.75%	1.57%	10.36%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2020 through August 13, 2020, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $3,592,001, and limited partner redemptions of $993,768.

The General Partner has evaluated the impact of subsequent events on the Trading Company through August 13, 2020, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2020. The Partnership’s capitalization was $87,076,888 as of June 30, 2020. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,018,361	1.17%
Bonds	$1,682,086	1.93%
Credit	$590,130	0.68%
Currencies	$2,283,844	2.62%
Energy	$775,847	0.89%
Interest rates	$934,533	1.07%
Metals	$1,230,015	1.41%
Stock indices	$965,589	1.11%
Total*	$9,480,405	10.89%

*	Total amount does not foot due to rounding.

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

Periods Ended June 30, 2020:

30-June-20

Ending Equity    $87,076,888

Six months ended June 30, 2020:

Net assets decreased $3,051,948 for the six months ended June 30, 2020. This decrease was attributable to subscriptions in the amount of $3,850,674, redemptions in the amount of $6,473,216 and a net loss from operations of $429,406.

Management fees of $1,353,466 and servicing fees of $452,842 were paid or accrued, and interest of $461,096 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2020.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2020 were $532,716.

Three months ended June 30, 2020:

Net assets decreased $9,080,434 for the three months ended June 30, 2020. This decrease was attributable to subscriptions in the amount of $1,248,841, redemptions in the amount of $1,910,634 and a net loss from operations of $8,418,641.

Management Fees of $666,714 and servicing fees of $223,090 were paid or accrued, and interest of $129,456 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2020.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2020 were $213,489.

The Partnership started the second quarter of 2020 with moderate negative returns, as the Partnership saw gains made in bonds and commodities negated by losses in equities, FX and credit. A sharp reversal in the equity markets saw losses on the short positioning built up in the Partnership in March. The Partnership’s credit positions also posted losses after credit spreads tightened, with the Partnership’s short positions in the European 5-year Crossover iTraxx and the US High Yield CDX Index posting losses. Within equities, net short positioning as well as a long VIX position finished in the red overall, with the long VIX position and shorts in TAIEX futures detracting most. In the currency sector, the Partnership’s short positions in the Brazilian real and the South African rand against the US were profitable, as both fell to new lows against the greenback. However, these gains were outweighed by losses in the Australian dollar. Trading in commodities was also mixed, with metals performance driven in particular by losses in short copper and the Partnership’s energy trading seeing gains in WTI crude oil offset by losses from shorts in U.S. natural gas. In the agricultural sector, shorts in corn also made gains. In the bonds sector, the Partnership’s position in Canadian bonds and Short Sterling were top performers, while a long position in Australian bonds detracted as did a short position in German bonds.

The Partnership continued posting moderate losses in May, as positive returns in fixed income trading were offset by losses in the Partnership’s other trading sectors, most notably FX and commodities. The Partnership’s losses in FX trading were driven by short Euro and Chilean peso positions, though were tempered by gains in long positions in the Mexican peso and short positioning in UK sterling. A strong equity rally saw losses on the short positioning built up in the Partnership, the worst being the VIX and Tokyo Stock Exchange indices, as well as the Australian SPI 200. In commodities trading, the Partnership’s short positions in crude oil and aluminum posted losses. Agricultural trading was mixed, with gains from soyameal and coffee outweighed by losses in sugar and wheat. In credit trading, the Partnership’s index positions ended up in the red, with losses in the European 5yr Crossover iTraxx Index and the US High Yield CDX Index detracting most. The Partnership’s fixed income trading was the sole positive performer of the month, as dominantly long fixed income positions proved profitable. In particular, profits were accrued in UK interest rate futures and shorts in German bonds.

The Partnership ended the quarter with moderate negative returns in June. After a difficult first week, the fund posted negative returns, with losses across several asset classes, outweighing offsetting gains in interest rates trading. The Fund’s FX net positioning changed from long to short the US dollar and saw losses, most notably in the Mexican peso and Japanese yen, though these were partially offset by gains in the British pound against the Australian dollar. The Partnership’s equities trading also finished the month marginally in the red, despite moving from flat to small net long as the month progressed. Global equity indices rallied early in the month but later were generally rangebound. Trading in credit also finished mildly in the red, as HY spreads steadily widened. In commodities trading, the Partnership saw losses though these were partially offset form gains in the Partnership’s short position in US natural gas. Short positions in base metals, aluminum in particular, also added to the Partnership’s losses as did trading in agricultural markets, with losses from the Partnership’s short positions in sugar and corn offsetting the minor gains from the Partnership’s short position in wheat. In the fixed income sector, UK interest rates futures and long positions in Italian bonds experienced positive performance. On the debit side, positioning in German bonds struggled as yields first rose and then fell lower.

Three months ended March 31, 2020:

The Partnership once again started off the year with moderate negative returns in January, with losses in currencies, equities and credit overcoming gains from commodities and fixed-income. In the third week of the month stocks faltered and credit spreads widened, accelerating already falling bond yields, as well as crude oil prices which ended the month down 20%. The US Dollar Index, which measures the performance of the greenback against a basket of foreign currencies, rose steadily, hurting the Partnership’s long positions in the New Zealand dollar and the South African rand. On the other hand, the Partnership’s short positions in South American currencies such as the Chilean peso against US dollar proved positive. Long positioning in stocks were profitable early in the month until a clear reversal near the end of the month caused the Partnership’s overall equity trading to finish in the red. Asian indices such as Taiwan’s TAIEX and China’s H-Shares fared worst. On the positive side for the Partnership, a long position in the Australian SPI 200 Index prospered. Long credit positions performed similarly to equities with a loss in aggregate, most notably in European 5yr Crossover iTraxx Index which widened around 25bp over the month. Overall, trading in commodities was positive. The biggest contributors on both the upside and downside were in energies. Short natural gas positions in the US and UK were positive as prices slid around 20%. On the other hand, long oil positions lost out despite swiftly switching to short as the month progressed and oil prices steadily declined. In other commodities, a long palladium position was positive, offsetting losses produced by shorts in coffee and copper. In terms of fixed income, gains were accrued over January as the Partnership’s positioning turned long. Italian bonds was one of the top performers in the asset class, while Canadian bonds struggled against a tightening yield backdrop, having started the month with a short position.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020. As of June 30, 2020, the Partnership’s average quarter-end capitalization was $91,617,105.

Quarter-Ended June 30, 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$963,908	1.05%	$1,018,361	$909,456
Bonds	$1,177,341	1.29%	$1,682,086	$672,596
Credit	$602,316	0.66%	$614,503	$590,130
Currencies	$1,816,609	1.98%	$2,283,844	$1,349,373
Energies	$717,441	0.78%	$775,847	$659,035
Interest rates	$722,128	0.79%	$934,533	$509,723
Metals	$1,245,263	1.36%	$1,260,512	$1,230,015
Stock indices	$1,190,550	1.30%	$1,415,512	$965,589
Total*	$8,435,556	9.21%	$9,985,198	$6,885,917

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2020. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the six months ended June 30, 2020.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2020, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in United States, Italy, Australia and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2020, the Partnership’s primary currency exposures were in the U.S. dollar versus the Japanese Yen, Singaporean Dollar, Australian Dollar and Euro.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2020, the Partnership’s primary exposures were in the NASDAQ 100 Index, Taiwan MSCI Index, FTSE China A50 Index, Singapore MSCI Index and the Nikkei Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2020, the Partnership’s primary metals market exposures were in aluminum, gold, silver and copper.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, coffee, wheat, cocoa and sugar accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2020.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2020, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2020.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2020, May 2020 and June 2020, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $159,999 and $208,842, respectively. On the first business day of April 2020, May 2020 and June 2020, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2020, May 2020 and June 2020, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $129,998, $750,001 and $0, respectively. On the first business day of April 2020, May 2020 and June 2020, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 2020:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2020	$1,188,077	$0	$206,500	$0
May 2020	$37,997	$0	$176,134	$0
June 2020	$182,105	$0	$119,821	$0
TOTAL	$1,408,179	$0	$502,455	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2020.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Eric Burl

President and Principal Executive Officer

By:	/s/ Colin Bettison

Principal Financial Officer