Form 10-Q
period 2020-09-30
MAN AHL DIVERSIFIED I LP
filed 2020-11-13
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Man-AHL Diversified I L.P.

(a)	At September 30, 2020 (unaudited) and December 31, 2019
(b)	For the three months ended September 30, 2020 and 2019 (unaudited) and for the nine months ended September 30, 2020 and 2019 (unaudited)
(c)	For the nine months ended September 30, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020 (Unaudited)		December 31, 2019
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$81,075,939		$90,779,858
Due from Man-AHL Diversified Trading Company L.P.	2,717,933		1,578,942

Total assets	$83,793,872		$92,358,800

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,717,933		$1,578,942
Management fees payable	205,640		226,756
Servicing fees payable	68,817		75,847
Accrued expenses and other liabilities	242,225		348,419

Total liabilities	3,234,615		2,229,964

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2020 and December 31, 2019)	679,958		703,193
Limited Partners - Class A Series 1 (14,238.28 and 15,716.22 units outstanding at September 30, 2020 and December 31, 2019, respectively	51,946,232		59,297,638
Limited Partners - Class A Series 2 (919.81 and 883.54 units outstanding at September 30, 2020 and December 31, 2019, respectively	3,876,284		3,814,631
Limited Partners - Class B Series 1 (6,594.16 and 6,974.39 units outstanding at September 30, 2020 and December 31, 2019, respectively	24,056,783		26,313,374

Total partners’ capital	80,559,257		90,128,836

Total liabilities and partners’ capital	$83,793,872		$92,358,800

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$3,648.35	*	$3,773.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,214.20	*	$4,317.43	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$3,648.19	*	$3,772.86	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$27,339	$505,995	$488,435	$1,466,987
Other income	4,845	102,311	4,845	102,311
Brokerage commissions	(29,603)	(50,288)	(104,711)	(146,106)
Interest expense	(21,090)	(59,418)	(113,940)	(134,719)
Administration fees	(16,625)	(17,469)	(38,783)	(51,198)
Professional fees	(42,897)	(28,858)	(139,300)	(133,896)
Shareholder expenses	(24,070)	(23,134)	(86,663)	(95,145)
Other expenses	(9,718)	(10,271)	(27,082)	(37,136)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(111,819)	418,868	(17,199)	971,098

PARTNERSHIP EXPENSES:
Management fees	642,813	730,799	1,996,279	2,139,144
Servicing fees	215,106	244,533	667,948	716,748
Professional fees	9,555	58,170	(1,131)	186,830
Other expenses	42,910	45,351	219,836	136,739

Total partnership expenses	910,384	1,078,853	2,882,932	3,179,461

Net investment loss	(1,022,203)	(659,985)	(2,900,131)	(2,208,363)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(1,471,837)	8,450,371	5,172,542	18,021,739
Net change in unrealized trading gains (losses) on securities	3,846	(37,050)	8,003	12,364
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	211,440	(2,257,783)	(4,988,574)	(3,173,358)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(1,256,551)	6,155,538	191,971	14,860,745

NET INCOME (LOSS)	$(2,278,754)	$5,495,553	$(2,708,160)	$12,652,382

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(98.84)	$218.92	$(116.32)	$471.37

CLASS A Series 2	$(103.97)	$269.02	$(100.85)	$519.33

CLASS B Series 1	$(100.67)	$224.04	$(116.98)	$474.77

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	15,312.56	16,253.19	15,704.04	17,262.57

CLASS A Series 2	919.81	955.34	915.71	1,449.95

CLASS B Series 1	6,651.20	7,500.09	6,745.44	7,924.37

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		Genera Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscriptions	2,568,842	678	—	—	154,001	36	1,157,830	296	3,880,673	1,010
Redemptions	(8,116,772)	(2,156)	—	—	—	—	(2,625,320)	(676)	(10,742,092)	(2,832)
Net income (loss)	(1,803,476)	—	(23,235)	—	(92,348)	—	(789,101)	—	(2,708,160)	—

PARTNERS’ CAPITAL September 30, 2020	$51,946,232	14,238	$679,958	186	$3,876,284	920	$24,056,783	6,594	$80,559,257	21,938

PARTNERS’ CAPITAL January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$99,736,784	29,272
Subscriptions	1,074,998	264	—	—	—	—	99,900	28	1,174,898	292
Transfers	32,658	10	—	—	—	—	(32,658)	(10)	—	—
Redemptions	(9,894,384)	(2,816)	—	—	(3,947,134)	(973)	(4,854,267)	(1,373)	(18,695,785)	(5,162)
Net income (loss)	8,045,979	—	91,114	—	753,007	—	3,762,282	—	12,652,382	—

PARTNERS’ CAPITAL September 30, 2019	$62,109,779	16,057	$720,927	186	$3,898,598	884	$28,138,975	7,275	$94,868,279	24,402

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,708,160)	$12,652,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(738,452)	(57,742)
Sales of investments in Man-AHL Diversified Trading Company L.P.	9,478,152	25,312,961
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(174,772)	(15,831,843)
Changes in assets and liabilities:
Management fees payable	(21,116)	(21,281)
Servicing fees payable	(7,030)	(7,297)
Accrued expenses and other liabilities	(106,194)	27,928

Net cash provided by operating activities	5,722,428	22,075,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,880,673	1,174,898
Payments on redemptions	(9,603,101)	(23,250,006)

Net cash used in financing activities	(5,722,428)	(22,075,108)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2020, and the results of its operations for the three and nine month periods ended September 30, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the Partnership owned 4,580.05 and 5,122.00 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2020 and December 31, 2019 was 71.72% and 79.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2020 and December 31, 2019, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. During the three and nine month periods ended September 30, 2020 and 2019, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2020 and 2019. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2020 and 2019.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020			For the three months ended September 30, 2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$3,750.09	$4,318.17	$3,749.93	$3,649.37	$4,149.84	$3,649.21

Income (loss) from investment operations:
Net investment income (loss)	(45.09)	(37.94)	(44.92)	(27.32)	(11.38)	(27.58)
Net realized and unrealized gains (losses) on trading activities	(56.65)	(66.03)	(56.82)	246.13	274.00	246.38

Total income (loss) from investment operations	(101.74)	(103.97)	(101.74)	218.81	262.62	218.80

Ending net asset value	$3,648.35	$4,214.20	$3,648.19	$3,868.18	$4,412.46	$3,868.01

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	4.94%	3.64%	4.93%	5.29%	4.58%	5.33%

Total expenses	4.94%	3.64%	4.93%	5.29%	4.58%	5.33%

Net investment income (loss)	(4.79)%	(3.50)%	(4.78)%	(2.81)%	(1.03)%	(2.84)%

Total return[2]:
Total return before incentive fees	(2.71)%	(2.41)%	(2.71)%	6.00%	6.33%	6.00%

Total return after incentive fees	(2.71)%	(2.41)%	(2.71)%	6.00%	6.33%	6.00%

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15

Income (loss) from investment operations:
Net investment income (loss)	(125.41)	(102.26)	(125.17)	(84.94)	(56.20)	(85.25)
Net realized and unrealized gains (losses) on trading activities	0.74	(0.97)	0.50	573.82	649.94	574.11

Total income (loss) from investment operations	(124.67)	(103.23)	(124.67)	488.88	593.74	488.86

Ending net asset value	$3,648.35	$4,214.20	$3,648.19	$3,868.18	$4,412.46	$3,868.01

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.12%	3.82%	5.10%	5.34%	4.37%	5.35%

Total expenses	5.12%	3.82%	5.10%	5.34%	4.37%	5.35%

Net investment income (loss)	(4.39)%	(3.11)%	(4.37)%	(3.16)%	(1.88)%	(3.17)%

Total return[2]:
Total return before incentive fees	(3.30)%	(2.39)%	(3.30)%	14.47%	15.55%	14.47%

Total return after incentive fees	(3.30)%	(2.39)%	(3.30)%	14.47%	15.55%	14.47%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2020, through November 13, 2020, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $318,000 and limited partner redemptions of $3,597,400.

The General Partner has evaluated the impact of subsequent events on the Partnership through November 13, 2020, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At September 30, 2020 (unaudited) and December 31, 2019
(b)	For the three months ended September 30, 2020 and 2019 (unaudited) and for the nine months ended September 30, 2020 and 2019 (unaudited)
(c)	For the nine months ended September 30, 2020 and 2019 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020
	(Unaudited)	December 31, 2019
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$1,060,133	$3,167,474
Net unrealized trading gains on open forward contracts	—	456,428
Net unrealized trading gains on open swap agreements	3,118,863	7,820,514
Net premiums paid on credit default swap agreements	1,225,973	7,177,944
Due from brokers	18,745,103	19,679,210

Total equity in trading accounts	24,150,072	38,301,570
Cash and cash equivalents	3,369,051	1,460,824
Investment in securities, at fair value (cost $91,961,150 and $79,538,940 at September 30, 2020 and December 31, 2019, respectively)	91,972,583	79,543,495

Total assets	$119,491,706	$119,305,889

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,773,884	$2,569,584
Net premiums received on credit default swap agreements	1,694,275	170,833
Redemptions payable to Man-AHL Diversified I L.P.	2,717,933	1,578,942
Accrued expenses and other liabilities	261,817	246,383

Total liabilities	6,447,909	4,565,742

PARTNERS’ CAPITAL:
Limited Partners (6,385.94 and 6,473.89 units outstanding at September 30, 2020 and December 31, 2019, respectively)	113,043,797	114,740,147

Total partners’ capital	113,043,797	114,740,147

Total liabilities and partners’ capital	$119,491,706	$119,305,889

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$17,701.98	$17,723.52

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2020 (Unaudited)		December 31, 2019
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:
Agricultural	$875,810	0.8	$545,201	0.5
Currencies	—	—	(16,585)	(0.0)
Energy	(84,979)	(0.1)	253,411	0.2
Indices	(15,853)	(0.0)	798,257	0.7
Interest Rates	547,059	0.5	(357,456)	(0.3)
Metals	23,820	0.0	766,741	0.6

Total futures contracts - long	1,345,857	1.2	1,989,569	1.7

FUTURES CONTRACTS - Short:
Agricultural	$(148,108)	(0.2)	(650,318)	(0.6)
Currencies	(54,613)	(0.1)	—	—
Energy	(30,798)	(0.0)	1,075,976	0.9
Indices	4,817	0.0	325,822	0.3
Interest Rates	(37,032)	(0.0)	426,425	0.4
Metals	(19,990)	0.0	—	—

Total futures contracts - short	(285,724)	(0.3)	1,177,905	1.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$1,060,133	0.9	$3,167,474	2.7

FORWARD CONTRACTS - Long:
Australian dollars	$(49,620)	0.0	$130,453	0.1
Brazilian real	(128,453)	(0.1)	414,564	0.4
Mexican peso	(70,506)	(0.1)	1,803,368	1.6
Turkish lira	—	—	(421,340)	(0.4)
Metal	—	—	407	0.0
New Zealand dollars	(141,191)	(0.1)	613,957	0.5
South African rand	12,438	0.0	793,233	0.7
South Korean won	39,433	0.0	95,412	0.1
U.K. pound	(166,108)	(0.1)	716,083	0.6
Other	(1,148,542)	(1.1)	3,194,413	2.8

Total long forward contracts vs USD	(1,652,549)	(1.5)	7,340,550	6.4

FORWARD CONTRACTS - Short:
Australian dollars	$89,040	0.1	$(495,566)	(0.4)
Brazilian real	246,097	0.2	(563,815)	(0.5)
Mexican peso	(39,105)	(0.0)	(888,543)	(0.8)
Turkish lira	11,631	0.0	24,503	0.0
New Zealand dollars	(6,045)	(0.0)	(131,618)	(0.1)
South African rand	(79,780)	(0.1)	(69,451)	(0.1)
South Korean won	(162,507)	(0.2)	(278,157)	(0.2)
U.K. pound	(9,541)	(0.0)	(1,460,324)	(1.3)
Other	664,885	0.6	(4,871,032)	(4.2)

Total short forward contracts vs USD	714,675	0.6	(8,734,003)	(7.6)

Forward contracts - Cross currencies	(815,829)	(0.7)	(497,943)	(0.4)
Forward contracts - Metal non USD	(20,181)	(0.0)	(221,760)	(0.2)

	(836,010)	(0.7)	(719,703)	(0.6)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,773,884)	(1.6)	$(2,113,156)	(1.8)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2020 (Unaudited)		December 31, 2019
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value*	Capital	Fair Value*	Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,694,275 and $170,833, as of September 30, 2020 and December 31, 2019, respectively)		$(97,447)	(0.1)	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of September 30, 2020 and December 31, 2019, respectively)		21,866,831	19.4	26,764,802	23.4
Other interest rate swaps		—	—	5,444,619	4.7

Total swap agreements - long		21,769,384	19.3	32,209,421	28.1

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $1,225,973 and $7,177,944, as of September 30, 2020 and December 31, 2019, respectively)		151,569	0.1	2,500,929	2.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of September 30, 2020 and December 31, 2019, respectively)		(18,802,090)	(16.6)	(22,743,954)	(19.9)
Other interest rate swaps		—	—	(4,145,882)	(3.6)

Total swap agreements - short		(18,650,521)	(16.5)	(24,388,907)	(21.3)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$3,118,863	2.8	$7,820,514	6.8

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$2,405,112	2.1	$8,874,832	7.7

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/18/20	45,000,000	$—	—	$44,677,731	38.9
United States Treasury Bill 0% 04/02/20	35,000,000	—	—	34,865,764	30.4
United States Treasury Bill 0% 12/10/20	42,000,000	41,992,638	37.1
United States Treasury Bill 0% 03/18/21	5,000,000	4,997,863	4.4
United States Treasury Bill 0% 02/25/21	45,000,000	44,982,082	39.9

Total U.S. government securities - long		91,972,583	81.4	79,543,495	69.3

TOTAL INVESTMENT IN SECURITIES (COST $91,961,150 and $79,538,940 at September 30, 2020 and December 31, 2019, respectively)		$91,972,583	81.4	$79,543,495	69.3

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INVESTMENT INCOME:
Interest income	$37,496	$644,834	$631,217	$1,856,588
Other income	6,582	127,923	6,582	127,923

Total investment income	44,078	772,757	637,799	1,984,511

EXPENSES
Brokerage commissions	40,634	64,038	137,558	185,046
Interest expense - brokers	28,968	75,426	148,383	170,558
Administration fees	22,793	22,241	51,062	64,773
Professional fees	58,813	36,990	184,836	169,177
Shareholder expenses	33,000	29,738	113,554	120,525
Other expenses	13,298	13,133	35,817	47,001

Total expenses	197,506	241,566	671,210	757,080

Net investment income (loss)	(153,428)	531,191	(33,411)	1,227,431

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(2,040,608)	11,004,034	6,651,240	23,193,177
Net change in unrealized gains (losses) on translation of foreign currency	(9,790)	(99,459)	(40,027)	(141,348)
Net change in unrealized trading gains (losses) on investments in securities	5,272	(47,206)	6,878	14,909
Net change in unrealized trading gains (losses) on open contracts/agreements	262,019	(2,731,136)	(6,469,720)	(3,864,399)

Net gain (loss) on trading activities	(1,783,107)	8,126,233	148,371	19,202,339

NET INCOME (LOSS)	$(1,936,535)	$8,657,424	$114,960	$20,429,770

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$(292.68)	$1,232.65	$17.49	$2,672.78

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,616.49	7,023.41	6,572.91	7,643.65

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	10,539,695	586	—	—	10,539,695	586
Redemptions	(12,351,005)	(674)	—	—	(12,351,005)	(674)
Net income (loss)	114,960	—	—	—	114,960	—

PARTNERS’ CAPITAL - September 30, 2020	$113,043,797	6,386	$—	—	$113,043,797	6,386

PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$—	—	$125,638,900	8,264
Subscriptions	336,834	21	—	—	336,834	21
Redemptions	(26,684,646)	(1,626)	—	—	(26,684,646)	(1,626)
Net income (loss)	20,429,770	—	—	—	20,429,770	—

PARTNERS’ CAPITAL - September 30, 2019	$119,720,858	6,659	$—	—	$119,720,858	6,659

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114,960	$20,429,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(144,909,298)	(120,711,352)
Amortization of premium/discount on securities	(512,395)	(1,552,740)
Sales of investments in securities	132,999,483	134,964,376
Net change in unrealized trading (gains) losses on investments in securities	(6,878)	(14,909)
Net change in unrealized trading (gains) losses on open contracts/agreements	6,469,720	3,864,399
Changes in assets and liabilities:
Due from brokers	934,107	(2,783,604)
Net premiums paid on credit default swap agreements	5,951,971	(8,057,982)
Net premiums received on credit default swap agreements	1,523,442	597,935
Accrued expenses and other liabilities	15,434	5,780

Net cash provided by (used in) operating activities	2,580,546	26,741,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	10,539,695	336,834
Payments on redemptions	(11,212,014)	(32,129,851)

Net cash used in financing activities	(672,319)	(31,793,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,908,227	(5,051,344)
CASH AND CASH EQUIVALENTS - Beginning of period	1,460,824	7,258,493

CASH AND CASH EQUIVALENTS - End of period	$3,369,051	$2,207,149

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$148,383	$170,558

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2020, and the results of its operations for the three and nine month periods ended September 30, 2020 and 2019. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

Amounts due from brokers include cash held at brokers and cash posted as collateral. The amount of cash held as collateral and included in due from brokers on the statements of financial condition is $7,394,119 and $19,679,208 as of September 30, 2020 and December 31, 2019, respectively.

Due to Brokers — Due to brokers consists of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of September 30, 2020.

Revenue recognition — Income and expenses are recognized on an accrual basis in the period in which they are incurred.

Realized gains and losses from periodic payments and settlements and unrealized changes in fair values are included in realized and unrealized gains and losses on contracts/agreements, respectively, in the statements of operations. All trading activities are accounted for on a trade-date basis. The cost of securities sold is accounted for on a first in first out basis.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2020 and December 31, 2019, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2020, the Trading Company held foreign cash balances of $823,067 with a cost of $820,280, which are included in cash and cash equivalents. As of December 31, 2019, the Trading Company held foreign cash balances of $223,755 with a cost of $218,636. As of September 30, 2020 and December 31, 2019, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2020, the Trading Company holds $91,972,583 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from December 10, 2020 to March 18, 2021, have a total face value of $92,000,000. As of December 31, 2019, the Trading Company holds $79,543,495 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from April 2, 2020 to September 18, 2020, have a total face value of $80,000,000. As of September 30, 2020 and December 31, 2019, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading

Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three or nine month periods ended September 30, 2020 and 2019. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the Statement of Operations includes the proceeds received by the trading company relating to a class action award.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2020 and December 31, 2019.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three or nine month periods ended September 30, 2020 and 2019.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2020 and December 31, 2019, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$91,972,583	$—	$91,972,583	$—
Futures contracts	2,247,288	2,247,288	—	—
Forward contracts	3,749,891	—	3,749,891	—
Swap agreements	22,022,116	—	22,022,116	—

Total Assets	119,991,878	2,247,288	117,744,590	—

Liabilities
Futures contracts	(1,187,155)	(1,187,155)	—	—
Forward contracts	(5,523,775)	—	(5,523,775)	—
Swap agreements	(18,903,253)	—	(18,903,253)	—

Total Liabilities	(25,614,183)	(1,187,155)	(24,427,028)	—

Net Fair Value	$94,377,695	$1,060,133	$93,317,562	$—

	Fair Value Measurements
Investments	As of December 31, 2019	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,543,495	$—	$79,543,495	$—
Futures contracts	4,995,338	4,995,338	—	—
Forward contracts	13,200,938	—	13,200,938	—
Swap agreements	34,757,966	—	34,757,966	—

Total Assets	132,497,737	4,995,338	127,502,399	—

Liabilities
Futures contracts	(1,827,864)	(1,827,864)	—	—
Forward contracts	(15,314,094)	—	(15,314,094)	—
Swap agreements	(26,937,452)	—	(26,937,452)	—

Total Liabilities	(44,079,410)	(1,827,864)	(42,251,546)	—

Net Fair Value	$88,418,327	$3,167,474	$85,250,853	$—

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2020 or 2019 based on the levels assigned at December 31, 2019 or 2018.

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

As of September 30, 2020 and December 31, 2019, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2020		December 31, 2019
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$49,525	$30,000,000	$641,489	$175,000,000
101-250	—	—	237,204	20,000,000
251-350	60,103	5,000,000	1,622,236	15,000,000
351-450	41,941	5,000,000	—	—
450+	—	—	—	—

Total	$151,569	$40,000,000	$2,500,929	$210,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2020 and December 31, 2019, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2020 of each credit default swap where the Trading Company is a seller, ranged between 59 basis points and 382 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 44 basis points and 281 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of September 30, 2020 the Trading Company posted cash collateral of $1,539,459, and as of December 31, 2019, the Trading Company posted cash collateral of $3,044,358, with respective counterparties on these agreements in the normal course of business. As of September 30, 2020, all open credit default swap agreements on selling protection have maturity dates ranging from December 20, 2025 to June 20, 2025. As of December 31, 2019, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.

During the three months ended September 30, 2020, the Trading Company traded 15,465 exchange-traded futures contracts and settled 37,140 forward contracts and 284 swap agreements. During the nine months ended September 30, 2020, the Trading Company traded 49,677 exchange-traded futures contracts and settled 127,880 forward contracts and 1,111 swap agreements. During the three months ended September 30, 2019, the Trading Company traded 23,203 exchange-traded futures contracts and settled 60,327 forward contracts and 177 swap agreements. During the nine months ended September 30, 2019, the Trading Company traded 73,191 exchange-traded futures contracts and settled 169,381 forward contracts and 818 swap agreements.

As of September 30, 2020, the gross notional value of open forward contracts is $1,379,915,642 and the gross notional value of open swap contracts is $96,409,493. As of December 31, 2019, the gross notional value of open forward contracts was $2,674,274,863 and the gross notional value of open swap contracts was $243,523,554. The trading activity of open forward and swap contracts as of September 30, 2020 and 2019 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2020 and December 31, 2019, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2020 and December 31, 2019, may differ from the net liability amounts recorded as of September 30, 2020 and December 31, 2019, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2020 and December 31, 2019, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	September 30, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$3,683,148	on open forward contracts	$(5,436,851)
Metals		66,743		(86,924)

Total open forward contracts		3,749,891		(5,523,775)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	1,046,262	on open futures contracts	(318,560)
Currencies		—		(54,613)
Energy		166,058		(281,835)
Indices		234,299		(245,335)
Interest rates		636,564		(126,537)
Metals		164,105		(160,275)

Total open futures contracts		2,247,288		(1,187,155)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	155,285	on open swap agreements	(101,163)
Interest rates		21,866,831		(18,802,090)

Total open swap agreements		22,022,116		(18,903,253)

Total Derivatives		$28,019,295		$(25,614,183)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$13,192,268	on open forward contracts	$(15,084,071)
Metals		8,670		(230,023)

Total open forward contracts		13,200,938		(15,314,094)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	625,956	on open futures contracts	(731,073)
Currencies		—		(16,585)
Energy		1,478,135		(148,748)
Indices		1,681,749		(557,670)
Interest rates		441,482		(372,513)
Metals		768,016		(1,275)

Total open futures contracts		4,995,338		(1,827,864)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	2,500,929	on open swap agreements	—
Interest rates		32,257,037		(26,937,452)

Total open swap agreements		34,757,966		(26,937,452)

Total Derivatives		$52,954,242		$(44,079,410)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$(1,303,517)	$3,652,569	$(1,440,270)	$2,840,287
Metals	(1,082,955)	820,704	860,102	493,868

Net realized trading gains (losses) on closed contracts/agreements	$(2,386,472)	$4,473,273	$(580,168)	$3,334,155

Currencies	$124,718	$5,027,986	$138,100	$1,212,535
Metals	387,094	(381,012)	201,172	(698,514)

Net change in unrealized trading gains (losses) on open contracts/agreements	$511,812	$4,646,974	$339,272	$514,021

Futures contracts
Agricultural	$(1,421,666)	$419,958	$(2,229,594)	$117,436
Currencies	82,026	301,112	(133,191)	315,554
Energy	(819,916)	(2,649,383)	6,208,983	(1,999,156)
Indices	554,455	(3,298,422)	(5,566,708)	(6,074,631)
Interest rates	727,500	10,597,084	6,911,104	24,511,513
Metals	1,951,143	838,128	3,488,573	513,105

Net realized trading gains (losses) on closed contracts/agreements	$1,073,542	$6,208,477	$8,679,167	$17,383,821

Agricultural	$811,235	$(717,484)	$832,819	$(1,155,990)
Currencies	(53,670)	286,711	(38,028)	248,118
Energy	(295,632)	294,955	(1,445,164)	(155,776)
Indices	(145,783)	(1,327,016)	(1,135,115)	(1,416,081)
Interest rates	(557,996)	(5,177,167)	441,058	(3,870,489)
Metals	(271,325)	(229,523)	(762,911)	(57,126)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(513,171)	$(6,869,524)	$(2,107,341)	$(6,407,344)

Swap agreements
Credit default swaps	$(495,772)	$242,780	$(2,337,285)	$1,483,395
Interest rate swaps	(276,773)	91,564	1,097,636	1,147,819

Net realized trading gains (losses) on closed contracts/agreements	$(772,545)	$334,344	$(1,239,649)	$2,631,214

Credit default swaps	$66,479	$(758,243)	$(2,446,807)	$(27,585)
Interest rate swaps	196,899	249,657	(2,254,844)	2,056,509

Net change in unrealized trading gains (losses) on open contracts/agreements	$263,378	$(508,586)	$(4,701,651)	$2,028,924

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2020 and December 31, 2019, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of September 30, 2020
Open futures contracts
Bank of America Merrill Lynch	$1,355,624	$(719,515)	$636,109	$—	$—	$636,109
Credit Suisse	571,550	(199,393)	372,157	—	—	372,157
JPMorgan Chase	320,114	(268,247)	51,867	—	—	51,867

Total open futures contracts	$2,247,288	$(1,187,155)	$1,060,133	$—	$—	$1,060,133

Open forward contracts
Deutsche Bank	$885,462	$(885,462)	$—	$—	$—	$—
HSBC	1,715,308	(1,715,308)	—	—	—	—
JPMorgan Chase	66,743	(66,743)	—	—	—	—
Royal Bank of Scotland	1,082,378	(1,082,378)	—	—	—	—

Total open forward contracts	$3,749,891	$(3,749,891)	$—	$—	$—	$—

Open swap agreements
Credit Suisse	$67,253	$(49,788)	$17,465	$—	$—	$17,465
Goldman Sachs	46,091	(37,280)	8,811	—	—	8,811
JPMorgan Chase	21,908,772	(18,816,185)	3,092,587	—	—	3,092,587

Total open swap agreements	$22,022,116	$(18,903,253)	$3,118,863	$—	$—	$3,118,863

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$2,274,795	$(629,543)	$1,645,252	$—	$—	$1,645,252
Credit Suisse	718,032	(697,088)	20,944	—	—	20,944
JPMorgan Chase	2,002,511	(501,233)	1,501,278	—	—	1,501,278

Total open futures contracts	$4,995,338	$(1,827,864)	$3,167,474	$—	$—	$3,167,474

Open forward contracts
Deutsche Bank	$1,704,868	$(1,704,868)	$—	$—	$—	$—
HSBC	6,089,855	(6,089,855)	—	—	—	—
JPMorgan Chase	8,263	(8,263)	—	—	—	—
Royal Bank of Scotland	5,397,952	(4,941,524)	456,428	—	—	456,428

Total open forward contracts	$13,200,938	$(12,744,510)	$456,428	$—	$—	$456,428

Open swap agreements
Credit Suisse	$640,035	$—	$640,035	$—	$—	$640,035
Deutsche Bank	3,464,513	(2,877,261)	587,252	—	—	587,252
Goldman Sachs	238,658	—	238,658	—	—	238,658
JPMorgan Chase	30,414,760	(24,060,191)	6,354,569	—	—	6,354,569

Total open swap agreements	$34,757,966	$(26,937,452)	$7,820,514	$—	$—	$7,820,514

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2020
Open futures contracts
Bank of America Merrill Lynch	$719,515	$(719,515)	$—	$—	$—	$—
Credit Suisse	199,393	(199,393)	—	—	—	—
JPMorgan Chase	268,247	(268,247)	—	—	—	—

Total open futures contracts	$1,187,155	$(1,187,155)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,258,702	$(885,462)	$373,240	$—	$373,240	$—
HSBC	2,378,516	(1,715,308)	663,208	—	663,208	—
JPMorgan Chase	86,924	(66,743)	20,181	—	20,181	—
Royal Bank of Scotland	1,799,633	(1,082,378)	717,255	—	717,255	—

Total open forward contracts	$5,523,775	$(3,749,891)	$1,773,884	$—	$1,773,884	$—

Open swap agreements
Credit Suisse	$49,788	$(49,788)	$—	$—	$—	$—
Goldman Sachs	37,280	(37,280)	—	—	—	—
JPMorgan Chase	18,816,185	(18,816,185)	—	—	—	—

Total open swap agreements	$18,903,253	$(18,903,253)	$—	$—	$—	$—

As of December 31, 2019
Open futures contracts
Bank of America Merrill Lynch	$629,543	$(629,543)	$—	$—	$—	$—
Credit Suisse	697,088	(697,088)	—	—	—	—
JPMorgan Chase	501,233	(501,233)	—	—	—	—

Total open futures contracts	$1,827,864	$(1,827,864)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$2,046,477	$(1,704,868)	$341,609	$—	$341,609	$—
HSBC	8,096,070	(6,089,855)	2,006,215	—	2,006,215	—
JPMorgan Chase	230,023	(8,263)	221,760	—	221,760	—
Royal Bank of Scotland	4,941,524	(4,941,524)	—	—	—	—

Total open forward contracts	$15,314,094	$(12,744,510)	$2,569,584	$—	$2,569,584	$—

Open swap agreements
Credit Suisse	$—	$—	$—	$—	$—	$—
Deutsche Bank	2,877,261	(2,877,261)	—	—	—	—
Goldman Sachs	—	—	—	—	—	—
JPMorgan Chase	24,060,191	(24,060,191)	—	—	—	—

Total open swap agreements	$26,937,452	$(26,937,452)	$—	$—	$—	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2020
Open forward contracts
Deutsche Bank	$1,110,726
HSBC	$1,378,797
JPMorgan Chase	$2,354,972
Royal Bank of Scotland	$775,740

As of December 31, 2019
Open forward contracts
Deutsche Bank	$2,055,802
HSBC	$2,976,528

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Per unit operating performance:
Beginning net asset value	$18,002.47	$16,778.91	$17,723.52	$15,203.61
Income (loss) from investment operations:
Net investment gain (loss)	(23.41)	76.46	(5.12)	162.41
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(277.08)	1,123.81	(16.42)	2,613.16

Total income (loss) from investment operations	(300.49)	1,200.27	(21.54)	2,775.57

Ending net asset value	$17,701.98	$17,979.18	$17,701.98	$17,979.18

Ratios to average partners’ capital[1]:
Expenses	0.66%	0.77%	0.75%	0.82%

Net investment gain (loss)	(0.52)%	1.70%	(0.04)%	1.32%

Total return[2]	(1.67)%	7.15%	(0.12)%	18.26%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2020 through November 13, 2020, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $668,000, and limited partner redemptions of $3,597,400.

The General Partner has evaluated the impact of subsequent events on the Trading Company through November 13, 2020, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2020. The Partnership’s capitalization was $80,559,257 as of September 30, 2020. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	1,031,102	1.28%
Bonds	2,070,593	2.57%
Credit	227,288	0.28%
Currencies	880,521	1.09%
Energy	946,299	1.17%
Interest rates	2,403,527	2.98%
Metals	1,123,559	1.39%
Stock indices	2,735,458	3.40%
Total	11,418,347	14.17%

*	Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2020:

30-September-20

Ending Equity   $80,559,257

Nine months ended September 30, 2020:

Net assets decreased $9,569,579 for the nine months ended September 30, 2020. This decrease was attributable to subscriptions in the amount of $3,880,673, redemptions in the amount of $10,742,092 and a net loss from operations of $2,708,160.

Management fees of $1,996,279 and servicing fees of $667,948 were paid or accrued, and interest of $488,435 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2020.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2020 were $729,184.

Three months ended September 30, 2020:

Net assets decreased $6,517,632 for the three months ended September 30, 2020. This decrease was attributable to subscriptions in the amount of $29,999, redemptions in the amount of $4,268,877 and a net loss from operations of $2,278,754.

Management Fees of $642,813 and servicing fees of $215,106 were paid or accrued, and interest of $27,339 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2020.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2020 were $196,468.

The Partnership posted positive returns in July with gains in equities, fixed income and commodities, offsetting losses in in FX; credit trading for the Partnership was relatively flat. Equities was the best performing asset class for the Partnership in July with rising markets suiting long positioning. As with recent months, technology stocks led the way, as US Software and Services topped the sector performance table, and Taiwanese equities led the country list, where chip-maker-for-Apple, TSMC, constitutes around one third of Taiwan’s Taiex index. Minor losses were incurred in a Nikkei futures position which flipped from short to long as the month progressed. In fixed income trading, the Partnership’s long positions in Italian 10-year bonds experienced the most gains as yields traded below 1% for the first-time since the outset of the pandemic. In the commodities sector, the Partnership’s long positions in gold and silver were top performers across the portfolio, offsetting losses from the Partnership’s short positions in aluminum and coffee. The majority of the Partnership’s July losses came from its FX trading, where a large fall in the US dollar influenced numerous positions. Established short positions in UK sterling, Chilean peso and the Swiss Franc against the dollar experienced notable losses, while a long cross in the Swedish krone posted some gains for the Partnership. In credit trading, the Partnership’s positions posted largely flat performance, ending the month marginally in the black.

In August, the Partnership posted positive returns with gains in equity, credit and FX trading ultimately overcoming losses in fixed income and commodities. The US dollar’s continued slide, since the coronavirus outbreak, benefitted the Partnership’s short positioning in the US dollar, most notably against the Canadian dollar and Indian rupee, which offset a loss in a short position of the US dollar against the South African rand. The continued outperformance of the US technology sector drove positive performance from trading in equities, particularly through long positioning, with the NASDAQ 100 and S&P 500 outperforming developed market peers. An inconsequential loss was incurred from a short in the French CAC40 index. In credit trading, all of the Partnership’s positions finished in the black, with European indices topping the charts. In the commodities sector, trading was mixed and ended with minor losses for the month. Long positions in copper and silver were top performers, while losses were experienced from short positions in aluminum and wheat. Another loss was incurred in a long position in US natural gas. The largest losses of the month occurred in the Partnership’s predominately long positions in fixed income, driven by long positions in 10 year Gilts and 10 year Australian bonds.

The Partnership finished the quarter down, as losses from trading in FX, commodities, credit and equities were marginally offset by gains in fixed income. In the FX sector, the Partnership’s long positions in the US dollar against the UK sterling and the Swedish krona posted the largest losses, while a long in the Euro versus the Hungarian forint posted a minor offsetting gain. The bullish trend in commodity prices also reversed in September and hurt the Partnership’s predominantly long positions. Gains from long positions in soybeans, corn and gas oil were not enough to offset losses led by long positions in coffee, silver and brent crude oil. Equity trading also finished in the red, as the S&P 500 and NASDAQ 100 lead losses. Trading in credit also finished in the red, with losses from short protection positions in US 5-year CDX index and European 5-year Crossover iTraxx posting the largest losses. Fixed income trading managed to keep its head just above water on the month. A long position in 10-year Italian government bonds was the top performer, offsetting a loss from the Partnership’s short position in German bonds.

Three months ended June 30, 2020:

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

The Partnership continued posting moderate losses in May, as positive returns in fixed income trading were offset by losses in the Partnership’s other trading sectors, most notably FX and commodities. The Partnership’s losses in FX trading were driven by short Euro and Chilean peso positions, though were tempered by gains in long positions in the Mexican peso and short positioning in UK sterling. A strong equity rally saw losses on the short positioning built up in the Partnership, the worst being the VIX and Tokyo Stock Exchange indices, as well as the Australian SPI 200. In commodities trading, the Partnership’s short positions in crude oil and aluminum posted losses. Agricultural trading was mixed, with gains from soyameal and coffee outweighed by losses in sugar and wheat. In credit trading, the Partnership’s index positions ended up in the red, with losses in the European 5yr Crossover iTraxx Index and the US High Yield CDX Index detracting most. The Partnership’s fixed income trading was the sole positive performer of the month, as dominantly long fixed income positions proved profitable. In particular, profits were accrued in UK interest rate futures and shorts in German bonds..

The Partnership ended the quarter with moderate negative returns in June. After a difficult first week, the fund posted negative returns, with losses across several asset classes, outweighing offsetting gains in interest rates trading. The Partnership’s FX net positioning changed from long to short the US dollar and saw losses, most notably in the Mexican peso and Japanese yen, though these were partially offset by gains in the British pound against the Australian dollar. The Partnership’s equities trading also finished the month marginally in the red, despite moving from flat to small net long as the month progressed. Global equity indices rallied early in the month but later were generally rangebound. Trading in credit also finished mildly in the red, as HY spreads steadily widened. In commodities trading, the Partnership saw losses though these were partially offset form gains in the Partnership’s short position in US natural gas. Short positions in base metals, aluminum in particular, also added to the Partnership’s losses as did trading in agricultural markets, with losses from the Partnership’s short positions in sugar and corn offsetting the minor gains from the Partnership’s short position in wheat. In the fixed income sector, UK interest rates futures and long positions in Italian bonds experienced positive performance. On the debit side, positioning in German bonds struggled as yields first rose and then fell lower.

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

The Partnership finished off the first quarter to post positive returns in March, as trading in nearly all sectors finished in the black, with notable gains in commodities and currencies leading the way. In FX trading, which saw the largest gains, the Partnership entered the month net long the US dollar against most currencies and built further into this position as the month progressed. The top performing positions were shorts in emerging markets such as Brazilian real and commodity currencies such as the Australian dollar. Comparatively, losses were incurred in US dollar crosses against developed market currencies such as the Japanese yen and Euro. In commodity trading, the Partnership’s short positions in crude was profitable, as well as its short copper position. Agricultural commodity positions suffered in aggregate, however, with longs in cocoa and sugar suffering as prices reversed their predominantly upward year-to-date direction. The Partnership’s equity positions turned net-short early on in the month, and these short positions generally ended up the month’s top performers. Most notable of these were in the Hang Seng index and the Russell 2000 Index while further gains came from a long position in the VIX Volatility Index. Positioning in credit also migrated from long to short as the month progressed and overall trading finished marginally in the black with gains principally coming from high yield credit indices. Fixed income markets bifurcated as the month progressed, as the Partnership’s dominantly long positioning in fixed income at the start of the month saw gains in the US market and losses in Italian bonds, with the asset class overall finishing in positive territory.

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

The Partnership’s other expenses paid or accrued were $921,769 and other income was $102,311 for the nine months ended September 30, 2019.

Three months ended September 30, 2019:

Net assets increased $3,790,177 for the three months ended September 30, 2019. This increase was attributable to subscriptions in the amount of $1,058,199, redemptions in the amount of $2,763,575 and a net gain from operations of $5,495,553.

Management fees of $730,799 and servicing fees of $244,533 were paid or accrued, and interest of $505,995 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the three months ended September 30, 2019.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2020. As of September 30, 2020, the Partnership’s average quarter-end capitalization was $87,931,156.

Quarter-Ended September 30, 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	986,306	1.12%	1,031,102	909,456
Bonds	1,475,092	1.68%	2,070,593	672,596
Credit	477,307	0.54%	614,503	227,288
Currencies	1,504,579	1.71%	2,283,844	880,521
Energies	793,727	0.90%	946,299	659,035
Interest rates	1,282,594	1.46%	2,403,527	509,723
Metals	1,204,695	1.37%	1,260,512	1,123,559
Stock indices	1,705,520	1.94%	2,735,458	965,589
Total*	9,429,820	10.72%	13,345,838	5,947,767

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2020. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2020.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2020, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in United States, Italy, Australia, United Kingdom and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2020, the Partnership’s primary currency exposures were in the U.S. dollar versus the Japanese Yen, Indian Rupee, Russian Ruble and Brazilian Real.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2020, the Partnership’s primary exposures were in the Australian SPI 200 Index, FTSE 100, Swedish OMX Index, Nikkei Index and the Hang Seng. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2020, the Partnership’s primary metals market exposures were in copper, zinc, palladium and gold.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa, corn, wheat and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2020.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2020, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2020.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

33

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

The CFTC also requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. The Securities and Exchange Commission (the “SEC”) may also impose similar requirements on certain security-based derivatives in the future. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions.

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

Epidemics and Pandemics May Lead to Severe Market Disruptions and May Impair the Operational Capabilities of the Trading Advisor, the General Partner and the Partnership’s Service Providers. Since the mid-1990s, the world has seen a number of outbreaks of new viral illnesses of varying severity, including avian flus, Severe Acute Respiratory Syndrome (SARS), Middle East Respiratory Syndrome (MERS), the H1N1 Flu (Swine Flu), and COVID-19 caused by the novel Coronavirus known as SARS-CoV-2. The responses to these outbreaks have varied as has their impact on human health, local economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector, including the Trading Advisor and the General Partner, to mitigate the spread of any such illness, including travel restrictions and outright bans, mandatory business closures, quarantines, and work-from-home arrangements, may lead to, or may be expected to lead to, wide spread economic damage, resulting in severe disruptions in the markets in which the Partnership trades and, potentially, adversely affecting the Partnership’s profit potential; and the spread of any such illness within the offices of the Trading Advisor, the General Partner, the Partnership’s service providers, and/or the exchanges and other components of market infrastructure could severely impair the operational capabilities of the Trading Advisor, the General Partner, the Partnership’s service providers or various markets themselves resulting in harm to the Partnership’s business and its operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2020, August 2020 and September 2020, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2020, August 2020 and September 2020, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2020, August 2020 and September 2020, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $29,999 and $0, respectively. On the first business day of July 2020, August 2020 and September 2020, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2020:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2020	$418,703	$0	$234,734	$0
August 2020	$838,641	$0	$58,867	$0
September 2020	$2,609,449	$0	$108,482	$0
TOTAL	$3,866,793	$0	$402,083	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2020.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Eric Burl

President and Principal Executive Officer

By: /s/ Colin Bettison

Principal Financial Officer