Form 10-K
period 2020-12-31
MAN AHL DIVERSIFIED I LP
filed 2021-03-30
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2020 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

The Trading Advisor is paid a monthly management fee, payable in arrears, in an amount equal to 0.1667% of the month-end Net Asset Value of the Partnership (as defined in the Limited Partnership Agreement) whether or not the Partnership is profitable (approximately 2% annually). The General Partner is paid a monthly general partner administrative fee in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually) in respect to Class A-1 and Class B-1 units. The Trading Advisor may pay a portion of its management fee to the General Partner, and the General Partner may share a portion of its administrative fee with the Placement Agent (as defined below).

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

Epidemics and Pandemics. Since the mid-1990s, the world has seen a number of outbreaks of new viral illnesses of varying severity, including avian flus, Severe Acute Respiratory Syndrome (SARS), Middle East Respiratory Syndrome (MERS), the H1N1 Flu (Swine Flu), and COVID-19 caused by the novel Coronavirus known as SARS–CoV-2. The responses to these outbreaks have varied as has their impact on human health, local economies, national economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector, including the General Partner and Trading Advisor, to mitigate the spread of any such illness, including travel restrictions and outright bans, quarantines, work-from-home arrangements, mandatory business closures and shelter-in-place orders may lead to, or may be expected to lead to, wide spread economic damage, resulting in severe disruptions in the markets in which the Partnership trades and, potentially, adversely affecting the Partnership’s profit potential; and the spread of any such illness within the offices of the General Partner and/or the Trading Advisor, the Partnership’s service providers, and/or the exchanges and other components of market infrastructure could severely impair the operational capabilities of the General Partner and/or the Trading Advisor, the Partnership’s service providers or various markets themselves resulting in harm to the Partnership’s business and its operating results.

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

(b)    Holders.

As of December 31, 2020, there were 290 holders of Class A Units, 30 holders of Class A-2 Units, 327 holders of Class B Units and 0 holders of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2020, November 2020 and December 2020, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $0, $109,999 and $0, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $208,001 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $0, $0 and $210,000, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2020:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2020	$554,965	—	$324,502	—
November 2020	$1,556,220	—	$915,701	—
December 2020	$496,299	—	$818,334	—

TOTAL	$2,607,484	—	$2,058,537	—

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2020, 2019, 2018, 2017 and 2016 and total assets of the Partnership at December 31, 2020, 2019, 2018, 2017 and 2016.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Revenue:*
Total net realized and unrealized gains (losses)	$9,655,632	$13,208,515	$1,245,752	$18,205,710	$(7,289,110)
Interest income	510,991	1,856,022	1,764,072	854,933	293,762
Other Income		102,311	-	-	-
Expenses:**
Incentive fees	-	-	-	-	-
Management fees	2,603,364	2,811,368	3,276,649	3,796,264	4,734,252
Servicing fees	871,180	941,605	1,098,660	1,272,301	1,588,234
Brokerage commissions	138,727	190,659	284,613	486,447	652,371
Administrative expenses	865,122	915,399	1,182,114	909,312	1,282,068
Net income (loss)	5,688,230	$10,307,877	$(2,832,242)	$12,596,319	$(15,252,273)
Total assets	86,720,650	$92,358,800	$105,907,806	$122,096,273	$143,034,688
Total Partnership capital	84,817,626	$90,128,836	$99,736,784	$119,598,097	$139,406,484
Net Asset Value per outstanding unit - Class A - Series 1	4,040.79	$3,773.02	$3,379.30	$3,449.91	$3,120.88
Net Asset Value per outstanding unit - Class A - Series 2	4,682.16	$4,317.43	$3,818.72	$3,849.96	$3,439.38
Net Asset Value per outstanding unit Class B - Series 1	4,040.61	$3,772.86	$3,379.15	$3,449.76	$3,120.74
Net Asset Value per outstanding unit - Class B - Series 2	-	$-	$3,604.14 ***	$3,850.01	$3,439.44
Increase (decrease) in Net Asset Value per Class A - Series 1 unit^	237.00	$387.36	$(70.61)	$315.48	$(331.06)
Increase (decrease) in Net Asset Value per Class A - Series 2 unit^	395.07	$511.82	$(31.24)	$396.34	$(219.86)
Increase (decrease) in Net Asset Value per Class B - Series 1 unit^	253.32	$394.51	$(70.61)	$305.71	$(319.17)
Increase (decrease) in Net Asset Value per Class B - Series 2 unit***	-	$—	$(245.87)	$410.60	$(309.74)

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

Liquidity and Capital Resources

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

During its operations through December 31, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2020. The Partnership’s capitalization was $84,817,626 as of December 31, 2020. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2020
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,280,651	1.51%
Bonds	$1,307,752	1.54%
Credit	$723,836	0.85%
Currencies	$2,777,315	3.27%
Energy	$1,042,110	1.23%
Interest rates	$589,168	0.69%
Metals	$1,982,019	2.34%
Stock indices	$4,676,287	5.51%

Total*	$14,379,139	16.94%

*	Total amount does not foot due to rounding.

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

	2020 31-Dec -20	2019 31-Dec -19
Ending Equity	$84,817,626	$90,128,836

2020

Net assets decreased $5,311,210 for the year ended December 31, 2020. This decrease was attributable to subscriptions in the amount of $4,408,673, redemptions in the amount of $15,408,113 and net income from operations of $5,688,230.

For the year ended December 31, 2020, the Partnership accrued or paid total expenses of $4,483,238, including $871,180 in servicing fees, $2,603,364 in General Partner administrative fees and Trading Advisor management fees, and $1,008,694 in other expenses. Interest of $510,991 was earned or accrued on the Partnership’s cash and cash equivalent investments.

The Net Asset Value of a Class A Unit increased by $267.77 to $4,040.79. The Net Asset Value of a Class B Unit increased by $267.75 to $4,040.61. The Net Asset Value of a Class A-2 Unit increased by $364.73 to $4,682.16.

Equity trading for the Partnership was largely negative throughout January and February, driven largely by long positioning. In January, Asian indices such as Taiwan’s TAIEX and China’s H-Shares fared worst, offsetting gains from a long position in the Australian SPI 200 Index, while in February, the previously-profitable long position in Australian SPI 200 Index, as well as long positions in S&P TSX 60 Index and the Nikkei Index were among the worst performers. In March, the Partnership’s equity positions turned net-short early on in the month, and these short positions generally ended up the month’s top performers. Most notable of these were in the Hang Seng index and the Russell 2000 Index, while further gains came from a long position in the VIX Volatility Index. In April, a sharp reversal in the equity markets saw losses on the short positioning built up in the Partnership in March, as net short positioning as well as a long VIX position finished in the red overall, with the long VIX position and shorts in TAIEX futures detracting most. This trend continued into May as a strong equity rally drove further losses on the Partnership’s built up short positioning, the worst being the VIX and Tokyo Stock Exchange indices, as well as the Australian SPI 200. The losses continued in June as the Partnership’s equities trading finished the month marginally in the red, despite moving from flat to small net long as the month progressed. In July, the Partnership’s long positioning in equities led the overall portfolio, as the NASDAQ 100 and S&P 500 outperforming developed market peers, more than outweighing an inconsequential loss from a short in the French CAC40 index. The gains in these positions did not continue into August, however, as equity trading finished the month in red, led by losses in the S&P 500 and NASDAQ 100. In October, global equities had their worst week since March, and the Partnership’s overall long positions, particularly in Australian and Swedish indices, posted losses. In November, the overall long positioning proved more profitable, as positions in indices were largely positive, particularly Asian indices such as the Nikkei and Taiwan MSCI. Losses in indices such as the FTSE gave the sector its biggest loss. To end the year, the Partnership saw positive gains in its equity positions, with the Taiwan MSCI index being the top performer on the month.

The Partnership’s fixed income trading started out 2020 as a constant performer, bringing in positive returns throughout the first quarter. The Partnership’s position in Italian bonds brought in positive returns in January, and while such positions experienced losses in February and March, profitable positions in US Treasuries more than made up for any such losses. The profitable positions continued into April and May as positions in Canadian bonds and Short Sterling were top performers in April and UK interest rate futures and shorts in German bonds in May being among the Partnership’s top performers. In June, while the Partnership overall saw very minor losses in fixed income, UK interest rates futures and long positions in Italian bonds experienced positive performance. In the third quarter, the Partnership’s fixed income started strong, as July saw the Partnership’s long positions in Italian 10-year bonds experience the most gains as yields traded below 1% for the first-time since the outset of the pandemic. However, this tread was reversed in August, as largest losses of the month occurred in the Partnership’s predominately long positions in fixed income, driven by long positions in 10 year Gilts and 10 year Australian bonds. September saw the returns level out and end the quarter with minor gains, as a long position in 10-year Italian government bonds was the top performer, offsetting a loss from the Partnership’s short position in German bonds. In the fourth quarter, the Partnership had a downward trend, posting losses in fixed income trading in each of the three months. In October, Losses were experienced trading US and UK markets as benchmark yields nudged higher. These losses continued into November, as prices of bonds broadly fell, and the Partnership saw losses in the Partnership’s German and UK bonds. December saw positive returns from long positions in UK and Italian bonds offset by longs in Australian bonds and shorts in German bonds.

The Partnership’s commodities trading was profitable in the first quarter of 2020, posting gains in all three months. In January, the biggest contributors on both the upside and downside were in energies, as short natural gas positions in the US and UK were positive while long oil positions posted losses. In other commodities, a long palladium position was positive, offsetting losses produced by shorts in coffee and copper. This trend continued into February where energy shorts in US natural gas and oil and shorts in zinc realized gains, more than offsetting losses in precious metals such as silver and platinum as prices became increasingly volatile. In March, the gains were led by the Partnership’s short positions in crude and copper, offsetting losses from agricultural commodity positions, such as longs in cocoa and sugar. The performance of commodities continued into the start of the second quarter, where losses in short copper and shorts in U.S. natural gas were marginally offset by gains in WTI crude oil in April. However, these gains did not continue for the rest of the quarter. In May, the Partnership’s short positions in crude oil and aluminum, and positions in sugar and wheat, offset gains from soyameal and coffee. In June, short positions in base metals, aluminum in particular, offset profits short positions in US natural gas, and agricultural short positions in sugar and corn offset minor gains from the Partnership’s short position in wheat. To start the third quarter, the Partnership’s long positions in gold and silver were top performers across the portfolio in June, offsetting losses from the Partnership’s short positions in aluminum and coffee, though this trend reversed in August as trading ultimately ended with minor losses for the month. Long positions in copper and silver were top performers, while losses were experienced from short positions in aluminum and wheat. In September, the Partnership’s predominantly long positions in commodities posted losses, as gains from long positions in soybeans, corn and gas oil were not enough to offset losses led by long positions in coffee, silver and brent crude oil. Commodity trading for the Partnership ended the year strong, as the Partnership experienced gains in the sector all three months. In October, this was led by longs in soyabeans and shorts in gas oil and crude oil, offsetting losses in metals, copper in particular. In November, the Partnership’s long positions in soyabeans continued to post positive returns, assisted by a long position in copper; both of these mere more than enough to offset losses from positions in brent crude oil, WTI crude oil and cocoa. In December, the Partnership posted gains from long positions in each of energies, metals, and agriculturals, with soyabeans as the top performer in the asset class.

The Partnership’s currency trading started the year posting minor losses in January, as the Partnership’s long positions in the New Zealand dollar and the South African rand offset gains from short positions in South American currencies such as the Chilean peso against US dollar. The trading changed course, however, posting gains in both February and march, as short positions in the Brazilian real and Australian dollar against the US dollar posted strong returns for both months, offsetting losses from other positions, such as US dollar crosses against developed market currencies such as the Japanese yen and Euro. The performance of the Partnership’s short positions in the Brazilian real continued into the second quarter, as the position posted gains again in April; however, these gains were outweighed by losses in the previously-profitable Australian dollar position. May saw further losses in currency trading, as losses were driven by short Euro and Chilean peso positions. In June, the Partnership’s FX net positioning changed from long to short the US dollar and saw losses, most notably in the Mexican peso and Japanese yen, though these were partially offset by gains in the British pound against the Australian dollar. The third quarter continued this downward trend, as the majority of the Partnership’s July losses came from its FX trading, as established short positions in UK sterling, Chilean peso and the Swiss Franc against the dollar experienced notable losses. In August, the Partnership was able to recover some gains in the currency sector the Partnership’s short positioning in the US dollar, most notably against the Canadian dollar and Indian rupee offset a loss in a short position of the US dollar against the South African rand. In September, the FX trading once again reversed course to finish the third quarter in the red, as the Partnership’s long positions in the US dollar against the UK sterling and the Swedish krona posted some of the Partnership’s largest losses. In October, FX trading finished slightly in the red, as late-month movements hurt longs in many pairs versus the US dollar, such as the Indian rupee and Japanese yen; on the other hand, some positive gains were seen in a long the Chinese renminbi position. In November, the Partnership’s long positions in emerging market FX, most notably the Mexican peso and South African rand experienced gains, while long Euro positioning detracted, however, mainly against the Polish zloty. The Partnership’s performance in currency trading ended the year strong, as commodity currencies such as the South African rand and Australian dollar were top performers for the Partnership, offsetting losses from a short position in the Swiss franc against the US dollar.

Credit trading for the Partnership started the year down, as losses from a long credit position in European 5yr Crossover iTraxx Index in January continued into February, where they were joined by additional losses from positions in the the US 5yr CDX Index. In March the Partnership’s positioning in credit also migrated from long to short as the month progressed and overall trading finished marginally in the black with gains principally coming from high yield credit indices. To start the second quarter, April saw the Partnership’s credit positions post losses after credit spreads tightened, with the Partnership’s short positions in the European 5-year Crossover iTraxx and the US High Yield CDX Index amongst the bottom performers. This continued into May as the Partnership’s index positions ended up in the red, with losses in the European 5yr Crossover iTraxx Index and the US High Yield CDX Index detracting most. Credit trading finished the first half of the year with minor losses in June, as HY spreads steadily widened. The third quarter started out better for the Partnership, as positions posted largely flat performance in July, ending the month marginally in the black. Gains continued into August as all of the Partnership’s credit positions finished in the black, with European indices topping the charts, though this course reversed in September, as the Partnership’s credit trading finished in the red, led by losses from short protection positions in US 5-year CDX index and European 5-year Crossover iTraxx. In October, performance in credit was mixed, though ultimately ended at a loss, as overall positioning flipped from long to short, and performance in European investment-grade names was affected most while similar quality names in the US eked out a small positive return. To finish up the year, credit trading was largely flat in November, which continued into December, when the European 5y Crossover Index was the top-performing instrument in the asset class, while a widening of the US investment grade index generated a loss.

2019

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2020. During 2020, the Partnership’s average quarter-end capitalization was $87,152,773.

Fiscal Year 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,059,892	1.22%	$1,280,651	$909,456
Bonds	$1,433,257	1.64%	$2,070,593	$672,596
Credit	$538,939	0.62%	$723,836	$227,288
Currencies	$1,822,763	2.09%	$2,777,315	$880,521
Energies	$855,823	0.98%	$1,042,110	$659,035
Interest rates	$1,109,238	1.27%	$2,403,527	$509,723
Metals	$1,399,026	1.61%	$1,982,019	$1,123,559
Stock indices	$2,448,212	2.81%	$4,676,287	$965,589
Total*	$10,667,150	12.24%	16,956,338	5,947,767

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2020.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2020, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2020, the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Mexican Peso, Australian Dollar and South African Rand.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2020, the Partnership’s primary exposures were in the Australian SPI 200 Index, Hang Send, Nikkei Index and MSCI Emerging Market Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2020, the Partnership’s primary metals market exposures were in copper, aluminum, silver and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, sugar, cocoa and cotton accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2020.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2020, the main exposures were in crude oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2020.

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

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2020 and 2019. This information has not been audited.

	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020

Interest income*	22,556	27,339	129,456	331,640

Other Income*	—	4,845	—	—

Net Realized and Unrealized Gains (Losses)*	9,463,661	(1,054,387)	(7,444,804)	8,893,326

Expenses**	(1,089,827)	(1,409,542)	(1,103,293)	(1,235,731)

Net Income (Loss)	8,396,390	(2,278,754)	(8,418,641)	7,989,235

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	384.61	(98.84)	(361.66)	327.51

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	480.34	(103.97)	(400.97)	410.05

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	383.56	(100.67)	(360.61)	334.42

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	—	—	—	—

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019

Interest income*	389,035	505,995	485,296	475,696

Other Income*	—	102,311	—	—

Net Realized and Unrealized Gains (Losses)*	(1,652,230)	6,155,538	7,658,953	1,046,254

Expenses**	(1,081,310)	(1,268,291)	(1,242,616)	(1,266,754)

Net Income (Loss)	(2,344,505)	5,495,553	6,901,633	255,196

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(96.01)	218.92	259.83	8.98

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(95.03)	269.02	289.87	25.59

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(97.73)	224.04	259.59	4.84

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	—	—	—	—

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2020, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

As of January 15, 2021, Eric Burl resigned as President of Man Investments (USA) Corp., the Partnership’s general partner. As of the same date, Michelle Robyn Grew was appointed as President of Man Investment (USA) Corp. As of March 25, 2021, Michelle Robyn Grew resigned as President of Man Investments (USA) Corp. As of the same date, Shanta Puchtler was appointed as President of Man Investments (USA) Corp. His biography is set forth under Item 10 hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a, b)    Identification of Directors and Executive Officers

(i) As a limited partnership, the Partnership itself has no directors or executive officers. The Partnership’s affairs are managed by the General Partner. Man Investments (USA) Corp., a Delaware corporation, is the general partner of the Partnership.

Mr. Shanta Puchtler is the president and principal executive officer of the General Partner, and Mr. Colin Bettison is principal financial officer of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.

Shanta Puchtler, born October 1965, is President of Man Group and a member of the Man Group Senior Executive Committee. He also leads Man Group’s Data Science group as well as the firm’s Quantitative Alpha Research Lab in Sofia, Bulgaria.

Previously, Shanta was CEO of Man Numeric and prior to that, co-CIO and Head of Research, directing research efforts focused on new alpha sources, product design and risk modelling. Prior to joining Man Numeric in 1999 as a research analyst, Shanta was an electronic commerce technology analyst at Forrester Research, a Cambridge, Massachusetts-based market research firm. He also co-founded an electronic commerce company, which focused on the analysis of on-line buying behavior. Shanta received a Bachelor of Arts degree in computer science from Dartmouth College, graduating summa cum laude, and is a CFA charterholder.

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2020, the General Partner’s interest in the Partnership was valued at $753,098 which constituted 0.89% of total partners’ capital.

As of December 31, 2020, no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $2,603,364 for the year ended December 31, 2020. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2020. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $871,180 in servicing fees for the year ended December 31, 2020. The General Partner’s interest in the Partnership earned net income of $49,905 for the year ended December 31, 2020.

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

Item 14. Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2020 and 2019 were approximately $266,000 and $266,000, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2020 and 2019.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2020 and 2019 were approximately $221,000 and $209,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2021.

Signature	Title with General Partner	Date

/s/ Shanta Puchtler Shanta Puchtler	President, Principal Executive Officer	March 30, 2021

/s/ Colin Bettison Colin Bettison	Principal Financial Officer	March 30, 2021

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 30, 2021

By	/s/ Shanta Puchtler
Shanta Puchtler
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2012.

Grand Cayman, Cayman Islands

March 30, 2021

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020		December 31, 2019

ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$85,406,017		$90,779,858

Due from Man-AHL Diversified Trading Company L.P.	1,314,633		1,578,942

Total assets	$86,720,650		$92,358,800

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Redemptions payable	$1,314,633		$1,578,942

Management fees payable	212,244		226,756

Servicing fees payable	71,065		75,847

Accrued expenses and other liabilities	305,082		348,419

Total liabilities	1,903,024		2,229,964

PARTNERS’ CAPITAL:

General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2020 and December 31, 2019)	753,098		703,193

Limited Partners - Class A Series 1 (13,570.15 and 15,716.22 units outstanding at December 31, 2020 and December 31, 2019, respectively)	54,834,087		59,297,638

Limited Partners -Class A Series 2 (970.09 and 883.54 units outstanding at December 31, 2020 and December 31, 2019, respectively)	4,542,124		3,814,631

Limited Partners - Class B Series 1 (6,110.04 and 6,974.39 units outstanding at December 31, 2020 and December 31, 2019, respectively)	24,688,317		26,313,374

Total partners’ capital	84,817,626		90,128,836

Total liabilities and partners’ capital	$86,720,650		$92,358,800

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,040.79	*	$3,773.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$4,682.16	*	$4,317.43	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,040.61	*	$3,772.86	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	2020	2019	2018

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$510,991	$1,856,022	$1,764,072
Other income	4,845	102,311	-
Brokerage commissions	(138,727)	(190,659)	(284,613)
Interest expense	(149,585)	(194,333)	(229,153)
Administration fees	(45,709)	(67,900)	(69,065)
Professional fees	(196,640)	(143,129)	(218,307)
Shareholder expenses	(110,113)	(95,145)	(164,660)
Other expenses	(37,622)	(43,243)	(77,208)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(162,560)	1,223,924	721,066

PARTNERSHIP EXPENSES:
Management fees	2,603,364	2,811,368	3,276,679
Servicing fees	871,180	941,605	1,098,660
Professional fees	8,424	245,000	237,165
Other expenses	321,874	126,589	186,556

Total partnership expenses	3,804,842	4,124,562	4,799,060

Net investment loss	(3,967,402)	(2,900,638)	(4,077,994)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	7,179,551	15,093,794	(3,654,490)
Net change in unrealized trading gains (losses) on securities	3,599	479	28,032
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	2,472,482	(1,885,758)	4,872,210

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	9,655,632	13,208,515	1,245,752

NET INCOME (LOSS)	$5,688,230	$10,307,877	$(2,832,242)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on w eighted average units outstanding during the period)
CLASS A Series 1	$237.00	$387.36	$(86.09)

CLASS A Series 2	$395.07	$511.82	$(46.40)

CLASS B Series 1	$253.32	$394.51	$(89.80)

CLASS B Series 2	$-	$-	$(268.70)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	15,324.07	16,992.92	21,545.67

CLASS A Series 2	925.12	1,307.19	2,029.48

CLASS B Series 1	6,675.17	7,747.43	9,722.09

CLASS B Series 2	-	-	37.65

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		CLASS B Series 2		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	-	-	$90,128,836	23,760

Subscriptions	2,678,841	709	-	-	362,002	86	1,367,830	353	-	-	4,408,673	1,148

Transfers	-	-	-	-	-	-	-	-	-	-	-	-

Redemptions	(10,724,256)	(2,855)	-	-	-	-	(4,683,857)	(1,217)	-	-	(15,408,113)	(4,072)

Net income (loss)	3,581,864	-	49,905	-	365,491	-	1,690,970	-	-	-	5,688,230	-

PARTNERS’ CAPITAL

December 31, 2020	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	-	-	$84,817,626	20,836

PARTNERS’ CAPITAL

January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	-	-	$99,736,784	29,272

Subscriptions	1,074,998	264	-	-	-	-	220,749	60	-	-	1,295,747	324

Transfers	32,658	10	-	-	-	-	(32,658)	(10)	-	-	-	-

Redemptions	(11,169,571)	(3,157)	-	-	(3,947,134)	(973)	(6,094,867)	(1,706)	-	-	(21,211,572)	(5,836)

Net income (loss)	6,509,025	-	73,380	-	669,040	-	3,056,432	-	-	-	10,307,877	-

PARTNERS’ CAPITAL

December 31, 2019	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	-	-	$90,128,836	23,760

PARTNERS’ CAPITAL

January 1, 2018	$76,114,706	22,063	$642,973	186	$8,121,018	2,109	$34,560,968	10,018	$158,432	41	$119,598,097	34,417

Subscriptions	3,342,668	1,002	-	-	203,569	55	1,301,644	388	-	-	4,847,881	1,445

Redemptions	(14,765,096)	(4,466)	-	-	(1,137,685)	(307)	(5,825,857)	(1,776)	(148,314)	(41)	(21,876,952)	(6,590)

Net income (loss)	(1,841,750)	-	(13,160)	-	(94,177)	-	(873,037)	-	(10,118)	-	(2,832,242)	-

PARTNERS’ CAPITAL

December 31, 2018	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	-	-	$99,736,784	29,272

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 5,688,230	$10,307,877	$(2,832,242)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in Man-AHL Diversified Trading Company L.P.	(738,452)	(57,742)	(608,934)
Sales of investments in Man-AHL Diversified Trading Company L.P.	15,869,674	28,039,187	18,764,219

Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(9,493,072)	(14,432,439)	(1,966,818)

Changes in assets and liabilities:

Management fees payable	(14,512)	(31,209)	(39,507)

Servicing fees payable	(4,782)	(10,632)	(13,253)

Accrued expenses and other liabilities	(43,337)	(7,005)	11,703

Net cash provided by operating activities	11,263,749	23,808,037	13,315,168

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	4,408,673 *	1,295,747 *	4,815,565 *

Payments on redemptions	(15,672,422)	(25,103,784)	(18,130,733)

Net cash used in financing activities	(11,263,749)	(23,808,037)	(13,315,168)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - Beginning of year	-	-	-

CASH - End of year	$-	$-	$-

*	Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2020, 2019 and 2018 of $44,000, $20,250 and $27,881, respectively.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2020 and December 31, 2019, the Partnership owned 4,308.36 and 5,122.00 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2020 and December 31, 2019 was 69.95% and 79.12%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2020 and December 31, 2019, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2020, 2019 and 2018, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2020, 2019 and 2018. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2020, 2019 and 2018.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class B Series 2
Per unit operating performance:

Beginning net asset value	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15	$3,449.91	$3,849.96	$3,449.76	$3,850.01

Income (loss) from investment operations:

Net investment loss	(175.46)	(144.61)	(174.74)	(113.84)	(72.65)	(114.01)	(125.47)	(93.32)	(125.25)	(84.03)

Net realized and change in unrealized gains (losses) on trading activities	443.23	509.34	442.49	507.56	571.36	507.72	54.86	62.08	54.64	(161.84)

Total income (loss) from investment operations	267.77	364.73	267.75	393.72	498.71	393.71	(70.61)	(31.24)	(70.61)	(245.87)

Ending net asset value	$4,040.79	$4,682.16	$4,040.61	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15	$3,604.14 [2]

Ratios to average partners’ capital [1]:

Expenses other than incentive fees	5.21%	3.85%	5.18%	5.21%	4.25%	5.23%	5.36%	4.09%	5.36%	3.78%[3]

Total expenses	5.21%	3.85%	5.18%	5.21%	4.25%	5.23%	5.36%	4.09%	5.36%	3.78%[3]

Net investment loss	(4.61)%	(3.30)%	(4.59)%	(3.15)%	(1.80)%	(3.16)%	(3.77)%	(2.50)%	(3.77)%	(2.25)%[3]

Total return:

Total return before incentive fees	7.10%	8.45%	7.10%	11.65%	13.06%	11.65%	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]

Total return after incentive fees	7.10%	8.45%	7.10%	11.65%	13.06%	11.65%	(2.05)%	(0.81)%	(2.05)%	(6.39)%[4]

[1]	Includes amounts allocated from the Trading Company .
[2]	Ending NAV per share is calculated immediately prior to the final redemption.
[3]	Ratios have been annualized for the period.
[4]	Total return has not been annualized for the period.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

6.    OTHER CONSIDERATIONS

The General Partner and the Advisor acknowledge the on-going outbreak of COVID-19 which has been causing economic disruption in most countries since the first quarter of 2020 and its potentially adverse economic impact on the issuers of the instruments in which the Partnership invests. This is an additional risk factor which could impact the operations and valuation of the Partnership’s assets after the period-end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Partnership.

7.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2020, through March 30, 2021, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $139,000 and limited partner redemptions of $1,258,957.

The General Partner has evaluated the impact of subsequent events on the Partnership through March 30, 2021, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2012.

Grand Cayman, Cayman Islands

March 30, 2021

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
ASSETS

Equity in trading accounts:

Net unrealized trading gains on open futures contracts	$4,838,679	$3,167,474

Net unrealized trading gains on open forward contracts	4,301,897	456,428

Net unrealized trading gains on open swap agreements	3,613,210	7,820,514

Net premiums paid on credit default swap agreements	4,418,752	7,177,944

Due from brokers	15,192,032	19,679,210

Total equity in trading accounts	32,364,570	38,301,570

Cash and cash equivalents	11,507,859	1,460,824

Investment in securities, at fair value (cost $79,986,217 and $79,538,940 at December 31, 2020 and December 31, 2019, respectively)	79,991,450	79,543,495

Total assets	$123,863,879	$119,305,889

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized trading losses on open forward contracts	$-	$2,569,584

Net unrealized trading losses on open swap agreements	8,453	-

Net premiums received on credit default swap agreements	-	170,833

Due to brokers	120,565	-

Redemptions payable to Man-AHL Diversified I L.P.	1,314,633	1,578,942

Accrued expenses and other liabilities	316,018	246,383

Total liabilities	1,759,669	4,565,742

PARTNERS’ CAPITAL:

Limited Partners (6,159.62 and 6,473.89 units outstanding at December 31, 2020 and December 31, 2019, respectively)	122,104,210	114,740,147

Total partners’ capital	122,104,210	114,740,147

Total liabilities and partners’ capital	$123,863,879	$119,305,889

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$19,823.33	$17,723.52

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2020		December 31, 2019
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$2,018,724	1.6	$545,201	0.5
Currencies	-	-	(16,585)	(0.0)
Energy	606,148	0.5	253,411	0.2
Indices	1,104,307	0.9	798,257	0.7
Interest Rates	338,024	0.3	(357,456)	(0.3)
Metals	827,030	0.7	766,741	0.6

Total futures contracts - long	4,894,233	4.0	1,989,569	1.7

FUTURES CONTRACTS - Short:
Agricultural	$(74,188)	(0.1)	(650,318)	(0.6)
Currencies	38,179	0.1	-	-
Energy	(16,895)	(0.0)	1,075,976	0.9
Indices	20,850	0.0	325,822	0.3
Interest Rates	(23,500)	(0.0)	426,425	0.4

Total futures contracts - short	(55,554)	0.0	1,177,905	1.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$4,838,679	4.0	$3,167,474	2.7

FORWARD CONTRACTS - Long:
Australian dollars	$1,042,637	1.0	$130,453	0.1
Brazilian real	64,704	0.1	414,564	0.4
Mexican peso	402,856	0.3	1,803,368	1.6
Turkish lira	59,332	0.0	(421,340)	(0.4)
Metal	-	0.0	407	0.0
New Zealand dollars	389,111	0.3	613,957	0.5
South African rand	504,674	0.4	793,233	0.7
South Korean won	507,591	0.4	95,412	0.1
U.K. pound	644,027	0.5	716,083	0.6
Other	2,006,722	1.6	3,194,413	2.8

Total long forward contracts vs USD	5,621,654	4.6	7,340,550	6.4

FORWARD CONTRACTS - Short:
Australian dollars	$(207,750)	(0.2)	$(495,566)	(0.4)
Brazilian real	10,568	0.0	(563,815)	(0.5)
Mexican peso	(71,285)	(0.1)	(888,543)	(0.8)
Turkish lira	(47,022)	(0.0)	24,503	0.0
New Zealand dollars	(129,739)	(0.1)	(131,618)	(0.1)
South African rand	(27,164)	(0.0)	(69,451)	(0.1)
South Korean won	(188,367)	(0.2)	(278,157)	(0.2)
U.K. pound	(490,252)	(0.4)	(1,460,324)	(1.3)
Other	(1,244,279)	(1.0)	(4,871,032)	(4.2)

Total short forward contracts vs USD	(2,395,290)	(2.0)	(8,734,003)	(7.6)

Forward contracts - Cross currencies	416,431	0.3	(497,943)	(0.4)
Forward contracts - Metal non USD	659,102	0.5	(221,760)	(0.2)

	1,075,533	0.8	(719,703)	(0.6)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$4,301,897	3.4	$(2,113,156)	(1.8)

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2020		December 31, 2019
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $nil and $170,833, as of December 31, 2020 and December 31, 2019, respectively)		$-	0.0	$-	-
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of December 31, 2020 and December 31, 2019, respectively)		$23,765,654	19.5	$26,764,802	23.4
Other interest rate swaps		-	-	5,444,619	4.7

Total swap agreements - long		23,765,654	19.5	32,209,421	28.1

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $4,418,752 and $7,177,944, as of December 31, 2020 and December 31, 2019, respectively)		277,791	0.2	2,500,929	2.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - January 4, 2021 and January 4, 2021 - March 19, 2025, as of December 31, 2020 and December 31, 2019, respectively)		(20,438,688)	(16.7)	(22,743,954)	(19.9)
Other interest rate swaps		-	-	(4,145,882)	(3.6)

Total swap agreements - short		(20,160,897)	(16.5)	(24,388,907)	(21.3)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$3,604,757	3.0	$7,820,514	6.8

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$12,745,333	10.4	$8,874,832	7.7

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 06/18/20	45,000,000	$-	-	$44,677,731	38.9
United States Treasury Bill 0% 04/02/20	35,000,000	-	-	34,865,764	30.4
United States Treasury Bill 0% 03/18/21	35,000,000	34,995,421	28.7	-	-
United States Treasury Bill 0% 02/25/21	45,000,000	44,996,029	36.8	-	-

Total U.S. government securities - long		79,991,450	65.5	79,543,495	69.3

TOTAL INVESTMENT IN SECURITIES (COST $79,986,217 and $79,538,940 at December 31, 2020 and December 31, 2019, respectively)		$79,991,450	65.5	$79,543,495	69.3

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	2020	2019	2018
NET INVESTMENT INCOME:
Interest income	$662,927	$2,345,377	$2,136,010
Other income	6,582	127,923	—

Total investment income	$669,509	$2,473,300	$2,136,010

EXPENSES
Brokerage commissions	185,443	241,046	342,946
Interest expense - brokers	198,547	245,499	276,420
Administration fees	60,917	85,761	83,396
Professional fees	265,775	180,780	265,070
Shareholder expenses	146,554	120,525	198,563
Other expenses	50,635	54,680	93,063

Total expenses	907,871	928,291	1,259,458

Net investment income (loss)	(238,362)	1,545,009	876,552

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	9,581,117	19,486,958	(4,223,280)
Net change in unrealized gains (losses) on translation of foreign currency	137,697	(38,242)	(188,527)
Net change in unrealized trading gains (losses) on investments in securities	678	(26)	33,116
Net change in unrealized trading gains (losses) on open contracts/agreements	3,870,501	(2,297,082)	6,187,191

Net gain (loss) on trading activities	13,589,993	17,151,608	1,808,500

NET INCOME (LOSS)	$13,351,631	$18,696,617	$2,685,052

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$2,046.42	$2,539.99	$287.61

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,524.39	7,360.90	9,335.60

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$-	-	$114,740,147	6,474

Subscriptions	11,539,696	642	-	-	11,539,696	642

Redemptions	(17,527,264)	(956)	-	-	(17,527,264)	(956)

Net income	13,351,631	-	-	-	13,351,631	-

PARTNERS’ CAPITAL - December 31, 2020	$122,104,210	6,160	$-	-	$122,104,210	6,160

PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$-	-	$125,638,900	8,264

Subscriptions	616,834	37	-	-	616,834	37

Redemptions	(30,212,204)	(1,827)	-	-	(30,212,204)	(1,827)

Net income	18,696,617	-	-	-	18,696,617	-

PARTNERS’ CAPITAL - December 31, 2019	$114,740,147	6,474	$-	-	$114,740,147	6,474

PARTNERS’ CAPITAL - January 1, 2018	$142,156,033	9,569	$-	-	$142,156,033	9,569

Subscriptions	5,251,107	364	-	-	5,251,107	364

Redemptions	(24,453,292)	(1,669)	-	-	(24,453,292)	(1,669)

Net income	2,685,052	-	-	-	2,685,052	-

PARTNERS’ CAPITAL - December 31, 2018	$125,638,900	8,264	$-	-	$125,638,900	8,264

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$13,351,631	$18,696,617	$2,685,052

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in securities	(174,903,623)	(200,087,541)	(211,082,175)

Amortization of premium/discount on securities	(542,281)	(1,920,255)	(1,575,676)

Sales of investments in securities	174,998,627	222,960,955	208,965,884

Net change in unrealized trading (gains) losses on investments in securities	(678)	26	(33,116)

Net change in unrealized trading (gains) losses on open contracts/agreements	(3,870,501)	2,297,082	(6,187,191)

Changes in assets and liabilities:

Due from brokers	4,487,178	(5,057,643)	8,842,187

Net premiums paid on credit default swap agreements	2,759,192	(7,177,944)	6,666,561

Net premiums received on credit default swap agreements	(170,833)	(1,001,006)	1,171,839

Due to brokers	120,565	-	-

Accrued expenses and other liabilities	69,635	(129,394)	191,501

Net cash provided by operating activities	16,298,912	28,580,897	9,644,866

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	11,539,696	616,834	5,251,107

Payments on redemptions	(17,791,573)	(34,995,400)	(19,848,405)

Net cash used in financing activities	(6,251,877)	(34,378,566)	(14,597,298)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,047,035	(5,797,669)	(4,952,432)

CASH AND CASH EQUIVALENTS—Beginning of year	1,460,824	7,258,493	12,210,925

CASH AND CASH EQUIVALENTS—End of year	$11,507,859	$1,460,824	$7,258,493

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

Cash paid for interest during the period	$198,547	$245,499	$276,420

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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $15,192,032 and $19,679,208 as of December 31, 2020 and December 31, 2019, respectively.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of December 31, 2020.

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

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which mainly use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of net premiums paid or received on the statements of financial condition. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2020 and 2019, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2020, the Trading Company did not hold any foreign cash balances. As of December 31, 2019, the Trading Company held foreign cash balances totaling $223,755 with a cost of $218,636. As of December 31, 2020 and 2019, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2020, the Trading Company holds $79,991,450 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from February 25, 2021 to March 18, 2021, have a total face value of $80,000,000. As of December 31, 2019, the Trading Company holds $79,543,495 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from April 2, 2020 to June 18, 2020, have a total face value of $80,000,000. As of December 31, 2020 and 2019, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

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

and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2020, 2019 and 2018. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2017.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

Other Income — Other income included in the statements of operations includes the proceeds received by the Trading Company relating to a class action award.

3.    LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2020, 2019 and 2018.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2020, 2019 and 2018.

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2020 and December 31, 2019, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2020 and December 31, 2019, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2020	Level 1	Level 2	Level 3

Assets
Treasury bills	$79,991,450	$-	$79,991,450	$-
Futures contracts	5,360,776	5,360,776	-	-
Forward contracts	10,075,685	-	10,075,685	-
Swap agreements*	24,052,471	-	24,052,471	-

Total Assets	119,480,382	5,360,776	114,119,606	-

Liabilities
Futures contracts	(522,097)	(522,097)	-	-
Forward contracts	(5,773,788)	-	(5,773,788)	-
Swap agreements*	(20,447,714)	-	(20,447,714)	-

Total Liabilities	(26,743,599)	(522,097)	(26,221,502)	-

Net Fair Value	$92,736,783	$4,838,679	$87,898,104	$-

	Fair Value Measurements
Investments	As of December 31, 2019	Level 1	Level 2	Level 3

Assets
Treasury bills	$79,543,495	$-	$79,543,495	$-
Futures contracts	4,995,338	4,995,338	-	-
Forward contracts	13,200,938	-	13,200,938	-
Swap agreements*	34,757,966	-	34,757,966	-

Total Assets	132,497,737	4,995,338	127,502,399	-

Liabilities
Futures contracts	(1,827,864)	(1,827,864)	-	-
Forward contracts	(15,314,094)	-	(15,314,094)	-
Swap agreements*	(26,937,452)	-	(26,937,452)	-

Total Liabilities	(44,079,410)	(1,827,864)	(42,251,546)	-

Net Fair Value	$88,418,327	$3,167,474	$85,250,853	$-

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2020 or 2019 based on the levels assigned at December 31, 2019 or 2018.

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

As of December 31, 2020 and December 31, 2019, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2020		December 31, 2019
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount

0-100	$28,076	$80,000,000	$641,489	$175,000,000

101-250	168,860	10,000,000	237,204	20,000,000

251-350	80,855	10,000,000	1,622,236	15,000,000

351-450	-	-	-	-

450+	-	-	-	-

Total	$277,791	$100,000,000	$2,500,929	$210,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2020 and December 31, 2019, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2020 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 293 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2019 of each credit default swap where the Trading Company is a seller, ranged between 44 basis points and 281 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the Trading Company. As of December 31, 2020 the Trading Company posted cash collateral of $668,956, and as of December 31, 2019, the Trading Company posted cash collateral of $3,044,358, with respective

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

counterparties on these agreements in the normal course of business. As of December 31, 2020, all open credit default swap agreements on selling protection have a maturity date of December 20, 2025. As of December 31, 2019, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.

During the year ended December 31, 2020, the Trading Company traded 72,578 exchange-traded futures contracts and settled 151,092 forward contracts and 1,385 swap agreements. During the year ended December 31, 2019, the Trading Company traded 95,902 exchange-traded futures contracts and settled 233,718 forward contracts and 1,026 swap agreements.

As of December 31, 2020, the gross notional value of open forward contracts is $1,436,289,478 and the gross notional value of open swap contracts is $96,409,493. As of December 31, 2019, the gross notional value of open forward contracts is $2,674,274,863 and the gross notional value of open swap contracts is $243,523,554. The trading activity of open forward and swap contracts as of December 31, 2020 and 2019 is indicative of the trading activity throughout the year.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2020 and December 31, 2019, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2020 and December 31, 2019, may differ from the net liability amounts recorded as of December 31, 2020 and December 31, 2019, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of December 31, 2020 and December 31, 2019, all credit default swaps held by the Trading Company are centrally cleared swaps.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$9,376,456		$(5,733,661)

Metals		699,229		(40,127)

Total open forward contracts		10,075,685		(5,773,788)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		2,048,224		(103,688)

Currencies		38,179		-

Energy		747,340		(158,087)

Indices		1,337,586		(212,429)

Interest rates		362,417		(47,893)

Metals		827,030		-

Total open futures contracts		5,360,776		(522,097)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		286,818		(9,027)

Interest rates		23,765,653		(20,438,687)

Total open swap agreements		24,052,471		(20,447,714)

Total Derivatives		$39,488,932		$(26,743,599)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	December 31, 2019
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$13,192,268		$(15,084,071)

Metals		8,670		(230,023)

Total open forward contracts		13,200,938		(15,314,094)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		625,956		(731,073)

Currencies		-		(16,585)

Energy		1,478,135		(148,748)

Indices		1,681,749		(557,670)

Interest rates		441,482		(372,513)

Metals		768,016		(1,275)

Total open futures contracts		4,995,338		(1,827,864)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		2,500,929		-

Interest rates		32,257,037		(26,937,452)

Total open swap agreements		34,757,966		(26,937,452)

Total Derivatives		$52,954,242		$(44,079,410)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2020	2019	2018
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies	$(1,402,756)	$1,331,618	$1,582,937

Metals	1,224,692	(716,042)	112,625

Net realized trading gains (losses) on closed contracts/agreements	$(178,064)	$615,576	$1,695,562

Currencies	$5,534,598	$(2,865,501)	$2,160,521

Metals	880,455	(638,304)	(371,413)

Net change in unrealized trading gains (losses) on open contracts/agreements	$6,415,053	$(3,503,805)	$1,789,108

Futures contracts

Agricultural	$(176,479)	$(1,116,430)	$(2,798,376)

Currencies	(30,716)	216,317	628,415

Energy	5,537,763	(1,810,750)	4,366,517

Indices	(3,842,475)	(2,461,079)	(4,558,031)

Interest rates	6,013,738	20,885,828	(438,963)

Metals	3,847,393	706,354	(546,563)

Net realized trading gains (losses) on closed contracts/agreements	$11,349,224	$16,420,240	$(3,347,001)

Agricultural	$2,049,653	$(633,274)	$(106,757)

Currencies	54,764	18,037	(210,264)

Energy	(740,134)	500,826	(168,173)

Indices	1,078	(100,284)	(54,362)

Interest rates	245,555	(3,612,537)	4,246,094

Metals	60,289	398,658	(470,285)

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,671,205	$(3,428,574)	$3,236,253

Swap agreements

Credit default swaps	$(2,496,306)	$722,658	$(1,603,375)

Interest rate swaps	1,097,636	1,405,647	(1,055,644)

Net realized trading gains (losses) on closed contracts/agreements	$(1,398,670)	$2,128,305	$(2,659,019)

Credit default swaps	$(2,223,138)	$2,630,240	$(482,321)

Interest rate swaps	(1,992,619)	2,005,057	1,644,151

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,215,757)	$4,635,297	$1,161,830

Amounts in the table above exclude foreign exchange spot contracts.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2020 and December 31, 2019, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2020
Open futures contracts

Bank of America Merrill Lynch	$3,515,386	$(216,100)	$3,299,286	$-	$-	$3,299,286

Credit Suisse	771,846	(121,684)	650,162	-	-	650,162
JPMorgan Chase	1,073,544	(184,313)	889,231	-	-	889,231

Total open futures contracts	$5,360,776	$(522,097)	$4,838,679	$-	$-	$4,838,679

Open forward contracts

Deutsche Bank	$1,662,251	$(1,122,191)	$540,060	$-	$-	$540,060

HSBC	4,143,434	(2,609,820)	1,533,614	-	-	1,533,614

JPMorgan Chase	699,229	(40,127)	659,102	-	-	659,102

Royal Bank of Scotland	3,570,771	(2,001,650)	1,569,121	-	-	1,569,121

Total open forward contracts	$10,075,685	$(5,773,788)	$4,301,897	$-	$-	$4,301,897

Open swap agreements

Credit Suisse	$205,389	$-	$205,389	$-	$-	$205,389

Goldman Sachs	574	(574)	-	-	-	-

JPMorgan Chase	23,846,508	(20,438,687)	3,407,821	-	-	3,407,821

Total open swap agreements	$24,052,471	$(20,439,261)	$3,613,210	$-	$-	$3,613,210

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2019
Open futures contracts

Bank of America Merrill Lynch	$2,274,795	$(629,543)	$1,645,252	$-	$-	$1,645,252

Credit Suisse	718,032	(697,088)	20,944	-	-	20,944
JPMorgan Chase	2,002,511	(501,233)	1,501,278	-	-	1,501,278

Total open futures contracts	$4,995,338	$(1,827,864)	$3,167,474	$-	$-	$3,167,474

Open forward contracts

Deutsche Bank	$1,704,868	$(1,704,868)	$-	$-	$-	$-

HSBC	6,089,855	(6,089,855)	-	-	-	-

JPMorgan Chase	8,263	(8,263)	-	-	-	-

Royal Bank of Scotland	5,397,952	(4,941,524)	456,428	-	-	456,428

Total open forward contracts	$13,200,938	$(12,744,510)	$456,428	$-	$-	$456,428

Open swap agreements

Credit Suisse	$640,035	$-	$640,035	$-	$-	$640,035

Deutsche Bank	3,464,513	(2,877,261)	587,252	-	-	587,252

Goldman Sachs	238,658	-	238,658	-	-	238,658

JPMorgan Chase	30,414,760	(24,060,191)	6,354,569	-	-	6,354,569

Total open sw ap agreements	$34,757,966	$(26,937,452)	$7,820,514	$-	$-	$7,820,514

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2020
Open futures contracts

Bank of America Merrill Lynch	$216,100	$(216,100)	$-	$-	$-	$-

Credit Suisse	121,684	(121,684)	-	-	-	-
JPMorgan Chase	184,313	(184,313)	-	-	-	-

Total open futures contracts	$522,097	$(522,097)	$-	$-	$-	$-

Open forward contracts

Deutsche Bank	$1,122,191	$(1,122,191)	$-	$-	$-	$-

HSBC	2,609,820	(2,609,820)	-	-	-	-

JPMorgan Chase	40,127	(40,127)	-	-	-	-

Royal Bank of Scotland	2,001,650	(2,001,650)	-	-	-	-

Total open forward contracts	$5,773,788	$(5,773,788)	$-	$-	$-	$-

Open swap agreements

Goldman Sachs	$9,027	$(574)	$8,453	$-	$8,453	$-

JPMorgan Chase	20,438,687	(20,438,687)	-	-	-	-

Total open swap agreements	$20,447,714	$(20,439,261)	$8,453	$-	$8,453	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2019
Open futures contracts

Bank of America Merrill Lynch	$629,543	$(629,543)	$-	$-	$-	$-

Credit Suisse	697,088	(697,088)	-	-	-	-
JPMorgan Chase	501,233	(501,233)	-	-	-	-

Total open futures contracts	$1,827,864	$(1,827,864)	$-	$-	$-	$-

Open forward contracts

Deutsche Bank	$2,046,477	$(1,704,868)	$341,609	$-	$341,609	$-

HSBC	8,096,070	(6,089,855)	2,006,215	-	2,006,215	-

JPMorgan Chase	230,023	(8,263)	221,760	-	221,760	-

Royal Bank of Scotland	4,941,524	(4,941,524)	-	-	-	-

Total open forw ard contracts	$15,314,094	$(12,744,510)	$2,569,584	$-	$2,569,584	$-

Open swap agreements

Credit Suisse	$-	$-	$-	$-	$-	$-

Deutsche Bank	2,877,261	(2,877,261)	-	-	-	-

Goldman Sachs	-	-	-	-	-	-

JPMorgan Chase	24,060,191	(24,060,191)	-	-	-	-

Total open sw ap agreements	$26,937,452	$(26,937,452)	$-	$-	$-	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged

As of December 31, 2020

Open swap agreements

Goldman Sachs	$1,595,151

As of December 31, 2019

Open forward contracts

Deutsche Bank	$2,055,802

HSBC	$2,976,528

6.    FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.    FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Per unit operating performance:

Beginning net asset value	$17,723.52	$15,203.61	$14,855.39

Income (loss) from investment operations:

Net investment gain (loss)	(36.79)	210.56	94.35

Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	2,136.60	2,309.35	253.87

Total income (loss) from investment operations	2,099.81	2,519.91	348.22

Ending net asset value	$19,823.33	$17,723.52	$15,203.61

Ratios to average partners’ capital:

Expenses	0.77%	0.76%	0.93%

Net investment gain (loss)	(0.20)%	1.27%	0.65%

Total return	11.85%	16.57%	2.34%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

8.    OTHER CONSIDERATIONS

The General Partner and the Advisor acknowledge the on-going outbreak of COVID-19 which has been causing economic disruption in most countries since the first quarter of 2020 and its potentially adverse economic impact on the issuers of the instruments in which the Trading Company invests. This is an additional risk factor which could impact the operations and valuation of the Trading Company’s assets after the period-end.

The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Trading Company.

9.    SUBSEQUENT EVENTS

For the period subsequent to December 31, 2020 through March 30, 2021, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,114,000, and limited partner redemptions of $1,258,857.

The General Partner has evaluated the impact of subsequent events on the Trading Company through March 30, 2021, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.