Form 10-Q
period 2021-03-31
MAN AHL DIVERSIFIED I LP
filed 2021-05-17
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Man-AHL Diversified I L.P.

Financial Statements

(a)	At March 31, 2021 (unaudited) and December 31, 2020
(b)	For the three month periods ended March 31, 2021 and 2020 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021
	(Unaudited)		December 31, 2020
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$89,332,655		$85,406,017
Due from Man-AHL Diversified Trading Company L.P.	2,144,856		1,314,633

Total assets	$91,477,511		$86,720,650

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,144,856		$1,314,633
Management fees payable	223,673		212,244
Servicing fees payable	74,903		71,065
Accrued expenses and other liabilities	356,117		305,082

Total liabilities	2,799,549		1,903,024

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2021 and December 31, 2020)	816,638		753,098
Limited Partners - Class A Series 1 (12,905.16 and 13,570.15 units outstanding at March 31, 2021 and December 31, 2020, respectively)	56,546,697		54,834,087
Limited Partners - Class A Series 2 (940.19 and 970.09 units outstanding at March 31, 2021 and December 31, 2020, respectively)	4,788,492		4,542,124
Limited Partners - Class B Series 1 (6,054.1 and 6,110.04 units outstanding at March 31, 2021 and December 31, 2020, respectively)	26,526,135		24,688,317

Total partners’ capital	88,677,962		84,817,626

Total liabilities and partners’ capital	$91,477,511		$86,720,650

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,381.71	*	$4,040.79	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,093.13	*	$4,682.16	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,381.52	*	$4,040.61	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$16,985	$331,640
Brokerage commissions	(29,783)	(49,717)
Interest expense	(39,538)	(63,851)
Administration fees	(14,894)	(17,267)
Professional fees	(44,007)	(33,135)
Shareholder expenses	(22,896)	(39,535)
Other expenses	(11,041)	(8,237)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(145,174)	119,898

PARTNERSHIP EXPENSES:
Management fees	646,584	686,752
Servicing fees	216,513	229,752
Professional fees	46,991	25,536
Other expenses	55,645	81,949

Total partnership expenses	965,733	1,023,989

Net investment loss	(1,110,907)	(904,091)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	15,476,458	7,823,568
Net change in unrealized trading gains (losses) on securities	3,014	107,351
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(7,243,516)	962,407

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	8,235,956	8,893,326

NET INCOME (LOSS)	$7,125,049	$7,989,235

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$340.36	$327.51

CLASS A Series 2	$411.12	$410.05

CLASS B Series 1	$339.74	$334.42

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	13,664.07	16,235.39

CLASS A Series 2	969.76	907.46

CLASS B Series 1	6,109.50	6,877.16

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	—	—	—	—	—	—	139,000	34	139,000	34
Redemptions	(2,874,573)	(665)	—	—	(152,315)	(30)	(376,825)	(90)	(3,403,713)	(785)
Net income (loss)	4,587,183	—	63,540	—	398,683	—	2,075,643	—	7,125,049	—

PARTNERS’ CAPITAL March 31, 2021	$56,546,697	12,905	$816,638	186	$4,788,492	940	$26,526,135	6,054	$88,677,962	20,085

PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscriptions	2,200,000	583	—	—	154,001	36	247,832	67	2,601,833	686
Redemptions	(2,841,800)	(754)	—	—	—	—	(1,720,782)	(439)	(4,562,582)	(1,193)
Net income (loss)	5,254,246	—	63,024	—	372,104	—	2,299,861	—	7,989,235	—

PARTNERS’ CAPITAL March 31, 2020	$63,910,084	15,545	$766,217	186	$4,340,736	920	$27,140,285	6,602	$96,157,322	23,253

Units and dollars have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,125,049	$7,989,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	(710,452)
Sales of investments in Man-AHL Diversified Trading Company L.P.	3,333,921	3,598,729
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(8,090,782)	(9,013,224)
Changes in assets and liabilities:
Management fees payable	11,429	14,606
Servicing fees payable	3,838	4,906
Accrued expenses and other liabilities	51,035	106,676

Net cash provided by operating activities	2,434,490	1,990,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	139,000	2,601,833
Payments on redemptions	(2,573,490)	(4,592,309)

Net cash used in financing activities	(2,434,490)	(1,990,476)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2021, and the results of its operations for the three month periods ended March 31, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the Partnership owned 4,110.93 and 4,308.6 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2021 and December 31, 2020 was 68.51% and 69.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2021 and December 31, 2020, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three month periods ended March 31, 2021 and 2020, no incentive fees were earned by the Advisor.

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

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2021 and 2020. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2021 and 2020.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021				For the three months ended March 31, 2020
	Class A	Class A	Class B		Class A	Class A	Class B
	Series 1	Series 2	Series 1		Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,040.79	$4,682.16	$4,040.61		$3,773.02	$4,317.43	$3,772.86

Income (loss) from investment operations:
Net investment income (loss)	(53.98)	(47.23)	(53.92)		(38.23)	(29.62)	(38.33)
Net realized and unrealized gains (losses) on trading activities	394.90	458.20	394.83		376.39	431.34	376.47

Total income (loss) from investment operations	340.92	410.97	340.91		338.16	401.72	338.14

Ending net asset value	$4,381.71	$5,093.13	$4,381.52		$4,111.18	$4,719.15	$4,111.00

Ratios to average partners’ capital[1]:
Expenses other than incentive fees	5.28%	4.00%	5.28%		5.46%	4.14%	5.47%

Total expenses	5.28%	4.00%	5.28%		5.46%	4.14%	5.47%

Net investment income (loss)	(5.21)%	(3.92)%	(5.20	) %	(4.01)%	(2.71)%	(4.02)%

Total return[2]:
Total return before incentive fees	8.44%	8.78%	8.44%		8.96%	9.30%	8.96%

Total return after incentive fees	8.44%	8.78%	8.44%		8.96%	9.30%	8.96%

[1]	Includes amounts allocated from the Trading Company. Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

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

7. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2021, through May 14, 2021, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $225,980 and limited partner redemptions of $186,101.

The General Partner has evaluated the impact of subsequent events on the Partnership through May 14, 2021, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)	At March 31, 2021 (unaudited) and December 31, 2020
(b)	For the three month periods ended March 31, 2021 and 2020 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,019,898	$4,838,679
Net unrealized trading gains on open forward contracts	1,431,585	4,301,897
Net unrealized trading gains on open swap agreements	549,500	3,613,210
Net premiums paid on credit default swap agreements	10,655,162	4,418,752
Due from brokers	22,894,156	15,192,032

Total equity in trading accounts	37,550,301	32,364,570
Cash and cash equivalents	4,260,216	11,507,859
Investment in securities, at fair value (cost $94,983,605 and $79,986,217 at March 31, 2021 and December 31, 2020, respectively)	94,993,183	79,991,450

Total assets	$136,803,700	$123,863,879

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,425,893	$—
Net unrealized trading losses on open swap agreements	—	8,453
Net premiums received on credit default swap agreements	1,320,925	—
Due to brokers	1,230,012	120,565
Redemptions payable to Man-AHL Diversified I L.P.	2,144,856	1,314,633
Accrued expenses and other liabilities	295,651	316,018

Total liabilities	6,417,337	1,759,669

PARTNERS’ CAPITAL:
Limited Partners (6,000.15 and 6,159.62 units outstanding at March 31, 2021 and December 31, 2020, respectively)	130,386,363	122,104,210

Total partners’ capital	130,386,363	122,104,210

Total liabilities and partners’ capital	$136,803,700	$123,863,879

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$21,730.53	$19,823.33

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2021 (Unaudited)		December 31, 2020
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(338,179)	(0.3)	$2,018,724	1.6
Energy	465,462	0.4	606,148	0.5
Indices	452,955	0.3	1,104,307	0.9
Interest Rates	(65,850)	(0.0)	338,024	0.3
Metals	17,180	0.0	827,030	0.7

Total futures contracts - long	531,568	0.4	4,894,233	4.0

FUTURES CONTRACTS - Short:
Agricultural	$32,018	0.0	(74,188)	(0.1)
Currencies	(37,153)	(0.0)	38,179	0.1
Energy	(23,776)	(0.0)	(16,895)	(0.0)
Indices	596,903	0.4	20,850	0.0
Interest Rates	900,688	0.7	(23,500)	(0.0)
Metals	19,650	0.0	—	—

Total futures contracts - short	1,488,330	1.1	(55,554)	0.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$2,019,898	1.5	$4,838,679	4.0

FORWARD CONTRACTS - Long:
Australian dollars	$(414,862)	(0.3)	$1,042,637	1.0
Brazilian real	(61,012)	(0.0)	64,704	0.1
Mexican peso	247,027	0.2	402,856	0.3
Turkish lira	(676,461)	(0.5)	59,332	0.0
New Zealand dollars	(499,021)	(0.4)	389,111	0.3
South African rand	446,311	0.3	504,674	0.4
South Korean won	18,660	0.0	507,591	0.4
U.K. pound	(197,483)	(0.2)	644,027	0.5
Other	(2,436,886)	(1.8)	2,006,722	1.6

Total long forward contracts vs USD	(3,573,727)	(2.7)	5,621,654	4.6

FORWARD CONTRACTS - Short:
Australian dollars	$595,979	0.5	$(207,750)	(0.2)
Brazilian real	67,990	0.0	10,568	0.0
Mexican peso	(5,572)	(0.0)	(71,285)	(0.1)
Turkish lira	196,572	0.2	(47,022)	(0.0)
New Zealand dollars	646,823	0.5	(129,739)	(0.1)
South African rand	(288,880)	(0.2)	(27,164)	(0.0)
South Korean won	(128,920)	(0.1)	(188,367)	(0.2)
U.K. pound	32,277	0.0	(490,252)	(0.4)
Other	2,442,616	1.8	(1,244,279)	(1.0)

Total short forward contracts vs USD	3,558,885	2.7	(2,395,290)	(2.0)

Forward contracts - Cross currencies	(154,232)	(0.1)	416,431	0.3
Forward contracts - Metal non USD	174,766	0.1	659,102	0.5

	20,534	0.0	1,075,533	0.8

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$5,692	0.0	$4,301,897	3.4

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2021 (Unaudited)		December 31, 2020
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value*	Capital	Fair Value*	Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,320,925 and $nil, as of March 31, 2021 and December 31, 2020, respectively)		$(58,372)	(0.0)	$—	0.0
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 , as of December 31, 2020)		—	—	23,765,654	19.5

Total swap agreements - long		(58,372)	0.0	23,765,654	19.5

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $10,655,162 and $4,418,752, as of March 31, 2021 and December 31, 2020, respectively)		607,872	0.5	277,791	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025, as of December 31, 2020)		—	—	(20,438,688)	(16.7)

Total swap agreements - short		607,872	0.5	(20,160,897)	(16.5)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$549,500	0.5	$3,604,757	3.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$2,575,090	2.0	$12,745,333	10.4

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 03/18/21	35,000,000	$—	—	$34,995,421	28.7
United States Treasury Bill 0% 02/25/21	45,000,000	—	—	44,996,029	36.8
United States Treasury Bill 0% 09/09/21	45,000,000	44,996,239	34.5	—	—
United States Treasury Bill 0% 08/19/21	50,000,000	49,996,944	38.4	—	—

Total U.S. government securities - long		94,993,183	72.9	79,991,450	65.5

TOTAL INVESTMENT IN SECURITIES (COST $94,983,605 and $79,986,217 at March 31, 2021 and December 31, 2020, respectively)		$94,993,183	72.9	$79,991,450	65.5

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
NET INVESTMENT INCOME:
Interest income	$24,472	$423,812

Total investment income	24,472	423,812

EXPENSES
Brokerage commissions	42,949	63,475
Interest expense - brokers	57,052	81,472
Administration fees	21,468	22,055
Professional fees	63,435	42,325
Shareholder expenses	33,000	50,500
Other expenses	15,910	10,523

Total expenses	233,814	270,350

Net investment income (loss)	(209,342)	153,462

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	22,312,114	10,327,065
Net change in unrealized gains (losses) on translation of foreign currency	(236,260)	(128,659)
Net change in unrealized trading gains (losses) on investments in securities	4,345	137,250
Net change in unrealized trading gains (losses) on open contracts/agreements	(10,170,243)	1,367,282

Net gain (loss) on trading activities	11,909,956	11,702,938

NET INCOME (LOSS)	$11,700,614	$11,856,400

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$1,895.01	$1,792.68

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,174.42	6,613.79

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	906,319	46	—	—	906,319	46
Redemptions	(4,324,780)	(206)	—	—	(4,324,780)	(206)
Net income (loss)	11,700,614	—	—	—	11,700,614	—

PARTNERS’ CAPITAL - March 31, 2021	$130,386,363	6,000	$—	—	$130,386,363	6,000

PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	4,334,099	248	—	—	4,334,099	248
Redemptions	(5,238,355)	(283)	—	—	(5,238,355)	(283)
Net income (loss)	11,856,400	—	—	—	11,856,400	—

PARTNERS’ CAPITAL - March 31, 2020	$125,692,291	6,439	$—	—	$125,692,291	6,439

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,700,614	$11,856,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(124,975,061)	—
Amortization of premium/discount on securities	(16,651)	(312,614)
Sales of investments in securities	109,994,324	—
Net change in unrealized trading (gains) losses on investments in securities	(4,345)	(137,250)
Net change in unrealized trading (gains) losses on open contracts/agreements	10,170,243	(1,367,282)
Changes in assets and liabilities:
Due from brokers	(7,702,124)	14,872,612
Net premiums paid on credit default swap agreements	(6,236,410)	6,529,278
Net premiums received on credit default swap agreements	1,320,925	(159,537)
Due to brokers	1,109,447	2,098,601
Accrued expenses and other liabilities	(20,367)	105,605

Net cash provided by (used in) operating activities	(4,659,405)	33,485,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	906,319	4,334,099
Payments on redemptions	(3,494,557)	(3,732,698)

Net cash used in financing activities	(2,588,238)	601,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,247,643)	34,087,214
CASH AND CASH EQUIVALENTS - Beginning of period	11,507,859	1,460,824

CASH AND CASH EQUIVALENTS - End of period	$4,260,216	$35,548,038

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$57,052	$81,472

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2021, and the results of its operations for the three month periods ended March 31, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

Due from Brokers — Due from brokers may consist of balances due from Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $22,446,256 and $15,192,032 as of March 31, 2021 and December 31, 2020, respectively.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of March 31, 2021.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2021 and December 31, 2020, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2021, the Trading Company held foreign cash balances of $(61) with a cost of $(61), which are included in cash and cash equivalents. As of December 31, 2020, the Trading Company did not hold any foreign cash balances. As of March 31, 2021 and December 31, 2020, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2021, the Trading Company holds $94,993,183 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from August 19, 2021 to September 9, 2021, have a total face value of $95,000,000. As of December 31, 2020, the Trading Company holds $79,991,450 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from February 25, 2021 to March 18, 2021, have a total face value of $80,000,000. As of March 31, 2021 and December 31, 2020, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2021 and 2020. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.

Net Income (Loss) Per Unit — Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2021 and December 31, 2020.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2021 and 2020.

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

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2021 and December 31, 2020, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2021	Level 1	Level 2	Level 3
Assets
Treasury bills	$94,993,183	$—	$94,993,183	$—
Futures contracts	3,936,176	3,936,176	—	—
Forward contracts	7,812,622	—	7,812,622	—
Swap agreements*	607,976	—	607,976	—

Total Assets	107,349,957	3,936,176	103,413,781	—

Liabilities
Futures contracts	(1,916,278)	(1,916,278)	—	—
Forward contracts	(7,806,930)	—	(7,806,930)	—
Swap agreements*	(58,476)	—	(58,476)	—

Total Liabilities	(9,781,684)	(1,916,278)	(7,865,406)	—

Net Fair Value	$97,568,273	$2,019,898	$95,548,375	$—

	Fair Value Measurements
Investments	As of December 31, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,991,450	$—	$79,991,450	$—
Futures contracts	5,360,776	5,360,776	—	—
Forward contracts	10,075,685	—	10,075,685	—
Swap agreements*	24,052,471	—	24,052,471	—

Total Assets	119,480,382	5,360,776	114,119,606	—

Liabilities
Futures contracts	(522,097)	(522,097)	—	—
Forward contracts	(5,773,788)	—	(5,773,788)	—
Swap agreements*	(20,447,714)	—	(20,447,714)	—

Total Liabilities	(26,743,599)	(522,097)	(26,221,502)	—

Net Fair Value	$92,736,783	$4,838,679	$87,898,104	$—

*

The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2021 or 2020 based on the levels assigned at December 31, 2020 or 2019.

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

As of March 31, 2021 and December 31, 2020, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2021		December 31, 2020
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$28,076	$80,000,000
101-250	—	—	168,860	10,000,000
251-350	169,742	15,000,000	80,855	10,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$169,742	$15,000,000	$277,791	$100,000,000

	March 31, 2021		December 31, 2020
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$232,271	$200,000,000	$—	$—
101-250	—	—	—	—
251-350	205,859	40,000,000	—	—
351-450	—	—	—	—
450+	—	—	—	—

Total	$438,130	$240,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2021 and December 31, 2020, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 52 basis points and 308 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2020 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 293 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity. As of March 31, 2021 the Trading Company posted cash collateral of $2,012,656, and as of December 31, 2020, the Trading Company posted cash collateral of $668,956, with respective counterparties on these agreements in the normal course of business. As of March 31, 2021, open credit default swap agreements on selling protection have maturity dates ranging from December 20, 2025 to June 20, 2026. As of December 31, 2020, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.

During the three months ended March 31, 2021, the Trading Company traded 19,714 exchange-traded futures contracts and settled 21,101 forward contracts and 451 swap agreements. During the three months ended March 31, 2020, the Trading Company traded 22,338 exchange-traded futures contracts and settled 65,236 forward contracts and 635 swap agreements.

As of March 31, 2021, the gross notional value of open futures contracts is $652,317,267, the gross notional value of open forward contracts is $1,717,237,657 and the gross notional value of open swap contracts is $270,000,000. As of December 31, 2020, the gross notional value of open futures contracts is $929,829,600, the gross notional value of open forward contracts is $1,436,289,478 and the gross notional value of open swap contracts is $96,409,493. The trading activity of open future, forward and swap contracts as of March 31, 2021 and 2020 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2021 and December 31, 2020, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2021 and December 31, 2020, may differ from the net liability amounts recorded as of March 31, 2021 and December 31, 2020, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2021 and December 31, 2020, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments and net presentation on statements of financial condition:

	March 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$7,300,917	on open forward contracts	$(7,469,991)
Metals		511,705		(336,939)

Total open forward contracts		7,812,622		(7,806,930)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	464,851	on open futures contracts	(771,012)
Currencies		—		(37,153)
Energy		1,040,652		(598,966)
Indices		1,334,420		(284,562)
Interest rates		929,035		(94,197)
Metals		167,218		(130,388)

Total open futures contracts		3,936,176		(1,916,278)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	607,976	on open swap agreements	(58,476)

Total open swap agreements		607,976		(58,476)

Total Derivatives		$12,356,774		$(9,781,684)

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$9,376,456	on open forward contracts	$(5,733,661)
Metals		699,229		(40,127)

Total open forward contracts		10,075,685		(5,773,788)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	2,048,224	on open futures contracts	(103,688)
Currencies		38,179		—
Energy		747,340		(158,087)
Indices		1,337,586		(212,429)
Interest rates		362,417		(47,893)
Metals		827,030		—

Total open futures contracts		5,360,776		(522,097)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	286,818	on open swap agreements	(9,027)
Interest rates		23,765,653		(20,438,687)

Total open swap agreements		24,052,471		(20,447,714)

Total Derivatives		$39,488,932		$(26,743,599)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2021	2020
	Gain (Loss) on	Gain (Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives
Forward contracts
Currencies	$2,939,782	$(1,155,875)
Metals	1,290,193	1,301,293

Net realized trading gains (losses) on closed contracts/agreements	$4,229,975	$145,418

Currencies	$(3,811,869)	$4,976,161
Metals	(484,336)	1,081,309

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,296,205)	$6,057,470

Futures contracts
Agricultural	$3,604,179	$(1,378,622)
Currencies	(67,172)	(161,867)
Energy	3,082,217	6,242,741
Indices	6,098,474	(2,569,510)
Interest rates	(62,981)	5,345,888
Metals	1,730,075	1,610,536

Net realized trading gains (losses) on closed contracts/agreements	$14,384,792	$9,089,166

Agricultural	$(2,250,697)	$664,030
Currencies	(75,332)	5,259
Energy	(147,567)	241,340
Indices	(75,299)	(1,682,009)
Interest rates	520,314	1,283,433
Metals	(790,200)	(290,674)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(2,818,781)	$221,379

Swap agreements
Credit default swaps	$209,695	$(29,519)
Interest rate swaps	3,326,873	1,335,405

Net realized trading gains (losses) on closed contracts/agreements	$3,536,568	$1,305,886

Credit default swaps	$271,709	$(2,634,255)
Interest rate swaps	(3,326,966)	(2,277,312)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,055,257)	$(4,911,567)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2021 and December 31, 2020, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,805,273	$(1,316,925)	$488,348	$—	$—	$488,348
Credit Suisse	1,290,196	(155,320)	1,134,876	—	—	1,134,876
JPMorgan Chase	840,707	(444,033)	396,674	—	—	396,674

Total open futures contracts	$3,936,176	$(1,916,278)	$2,019,898	$—	$—	$2,019,898

Open forward contracts
Citigroup	$812,953	$(812,953)	$—	$—	$—	$—
Deutsche Bank	547,361	(547,361)	—	—	—	—
HSBC	2,055,191	(2,055,191)	—	—	—	—
JPMorgan Chase	511,705	(336,939)	174,766	—	—	174,766
Royal Bank of Scotland	3,885,412	(2,628,593)	1,256,819	—	—	1,256,819

Total open forward contracts	$7,812,622	$(6,381,037)	$1,431,585	$—	$—	$1,431,585

Open swap agreements
Credit Suisse	$294,702	$—	$294,702	$—	$—	$294,702
Goldman Sachs	80,931	—	80,931	—	—	80,931
JPMorgan Chase	232,343	(58,476)	173,867	—	—	173,867

Total open swap agreements	$607,976	$(58,476)	$549,500	$—	$—	$549,500

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$3,515,386	$(216,100)	$3,299,286	$—	$—	$3,299,286
Credit Suisse	771,846	(121,684)	650,162	—	—	650,162
JPMorgan Chase	1,073,544	(184,313)	889,231	—	—	889,231

Total open futures contracts	$5,360,776	$(522,097)	$4,838,679	$—	$—	$4,838,679

Open forward contracts
Deutsche Bank	$1,662,251	$(1,122,191)	$540,060	$—	$—	$540,060
HSBC	4,143,434	(2,609,820)	1,533,614	—	—	1,533,614
JPMorgan Chase	699,229	(40,127)	659,102	—	—	659,102
Royal Bank of Scotland	3,570,771	(2,001,650)	1,569,121	—	—	1,569,121

Total open forward contracts	$10,075,685	$(5,773,788)	$4,301,897	$—	$—	$4,301,897

Open swap agreements
Credit Suisse	$205,389	$—	$205,389	$—	$—	$205,389
Goldman Sachs	574	(574)	—	—	—	—
JPMorgan Chase	23,846,508	(20,438,687)	3,407,821	—	—	3,407,821

Total open swap agreements	$24,052,471	$(20,439,261)	$3,613,210	$—	$—	$3,613,210

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,316,925	$(1,316,925)	$—	$—	$—	$—
Credit Suisse	155,320	(155,320)	—	—	—	—
JPMorgan Chase	444,033	(444,033)	—	—	—	—

Total open futures contracts	$1,916,278	$(1,916,278)	$—	$—	$—	$—

Open forward contracts
Citigroup	$972,304	$(812,953)	$159,351	$—	$159,351	$—
Deutsche Bank	1,107,096	(547,361)	559,735	—	559,735	—
HSBC	2,761,998	(2,055,191)	706,807	—	706,807	—
JPMorgan Chase	336,939	(336,939)	—	—	—	—
Royal Bank of Scotland	2,628,593	(2,628,593)	—	—	—	—

Total open forward contracts	$7,806,930	$(6,381,037)	$1,425,893	$—	$1,425,893	$—

Open swap agreements
JPMorgan Chase	$58,476	$(58,476)	$—	$—	$—	$—

Total open swap agreements	$58,476	$(58,476)	$—	$—	$—	$—

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$216,100	$(216,100)	$—	$—	$—	$—
Credit Suisse	121,684	(121,684)	—	—	—	—
JPMorgan Chase	184,313	(184,313)	—	—	—	—

Total open futures contracts	$522,097	$(522,097)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,122,191	$(1,122,191)	$—	$—	$—	$—
HSBC	2,609,820	(2,609,820)	—	—	—	—
JPMorgan Chase	40,127	(40,127)	—	—	—	—
Royal Bank of Scotland	2,001,650	(2,001,650)	—	—	—	—

Total open forward contracts	$5,773,788	$(5,773,788)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$9,027	$(574)	$8,453	$—	$8,453	$—
JPMorgan Chase	20,438,687	(20,438,687)	—	—	—	—

Total open swap agreements	$20,447,714	$(20,439,261)	$8,453	$—	$8,453	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2021
Open forward contracts
Citigroup	$2,560,648
Deutsche Bank	$25,022
HSBC	$2,193,427
As of December 31, 2020
Open swap agreements
Credit Suisse	$1,595,151

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three fand month periods ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Per unit operating performance:
Beginning net asset value	$19,823.33	$17,723.52
Income (loss) from investment operations:
Net investment gain (loss)	(34.06)	23.43
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,941.26	1,773.25

Total income (loss) from investment operations	1,907.20	1,796.68

Ending net asset value	$21,730.53	$19,520.20

Ratios to average partners’ capital[1]:
Expenses	0.74%	0.92%

Net investment gain (loss)	(0.67)%	0.52%

Total return[2]	9.62%	10.14%

[1]	Ratios have been annualized.
[2]	Total return is for the period indicated and has not been annualized.

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

9. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2021 through May 14, 2021, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $6,170,983, and limited partner redemptions of $1,039,673.

The General Partner has evaluated the impact of subsequent events on the Trading Company through May 14, 2021, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 30, 2021.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2021. The Partnership’s capitalization was $88,677,962 as of March 31, 2021. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,433,681	1.62%
Bonds	$979,841	1.10%
Credit	$4,300,432	4.85%
Currencies	$122,020	0.14%
Energy	$1,393,385	1.57%
Interest rates	$313,724	0.35%
Metals	$1,276,556	1.44%
Stock indices	$4,558,531	5.14%
Total*	$14,378,170	16.21%

*	Total amount does not foot due to rounding.

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

Period Ended March 31, 2021:

31-Mar-21

Ending Equity   $88,677,962

Three months ended March 31, 2021:

Net assets increased $4,756,861 for the three months ended March 31, 2021. This increase was attributable to subscriptions in the amount of $139,000, redemptions in the amount of $3,403,713 and a net income from operations of $7,125,049.

Management Fees of $646,584 and servicing fees of $216,513 were paid or accrued, and interest of $4,756,861 was earned or accrued on the Partnership’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2021.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2021 were $264,795.

The Partnership started the year down, as negative returns driven by currencies and fixed income overcame gains in commodities trading. With respect to the Partnership’s currency trading, a bounce in the US dollar versus a basket of currencies representing the United States’ trading partners hurt the Partnership’s short positions in the US dollar, particularly in such positions against the South African rand and Japanese yen. Longs in the Chinese renminbi and Indian rupee made token gains. In the Partnership’s fixed income trading, yields across developed markets generally rose on the month. US bond yields breached 1%, hurting the Partnership’s broadly long positions in US bonds, which more than offset the gains posted in its short position in long-dated bonds. The Partnership’s equity trading on the month was marginally positive, as gains were accrued from longs in North American capital goods, and Taiwanese indices. A short position in the VIX volatility index, on the other hand, caused losses as the index spiked in the final few days. Credit trading also dipped into the red towards the end of the month as short CDS positions in European high-yield and US investment grade names posted losses. Commodities were the bright spot for the Partnership in January. Long soyabeans and corn were the top contributors to the Partnership’s gains, as well as crude oil, which Crude oil also rose over 7% on the month, benefitting the Partnership’s long positions.

In February, the Partnership posted positive returns with gains in commodities, equities, and fixed income, overcoming minor losses in FX and credit. Long commodity positions were top performers for the Partnership as crude oil rose almost 20% and sugar rose 10% on the month, and the Partnership’s copper position was the top performer in the entire portfolio rising 15%. These gains were more than enough to offset the Partnership’s losses from a short position in natural gas. The Partnership’s equity trading also finished the month in positive territory, with the Partnership’s positions in the S&P TSX 60 and Nikkei futures being top performers. Fixed income generated a positive return as positioning shifted from net long to net short mid-way through the month. Top performers were shorts in German bunds and Australian 10-year bonds, while losses were led by Italian 10-year bonds which switched positions from long to short as the month progressed. The Partnership’s credit trading was slightly lower on the month, as short CDS positions in US high yield names generated a small gain while similar positioning in US investment names generated a marginally larger loss. Finally, the majority of the Partnership’s losses on the month were generated in its FX trading, though such losses were mild. Long Australian dollar positions versus both the US dollar and Japanese yen performed well along with long in the Swiss franc versus the US dollar; none of those gains were enough to offset the losses from long positions in the Indian rupee, EURO Mexican Peso and Japanese yen against the US dollar.

The Partnership finished up the first quarter with in the black, as positive returns in equities, FX, and credit outweighed losses in commodities. The Partnership’s gains in equity trading was led by its dominantly long equity positions, as well as its positions in Sweden’s OM index and Germany’s Dax indices. A short VIX volatility position was also beneficial as, as were long credit positions particularly in Europe. FX was also fruitful for the Partnership, with short positions in the Swiss franc and Japanese yen against the US dollar, as well as a short position in the Euro against the Canadian dollar, the top performers. Some losses were seen in the Partnership’s long positions against the dollar in the Euro and UK Stirling, as well as a flat position in the Turkish Lira. Fixed income trading generated a small positive return, as gains from short positions in 10y and 30y US treasuries offset losses from short positions in German 5y and 10y bonds. Reversing course from February, the Partnership’s commodities trading ended March down. The Partnership’s long positions, most notably in agricultural commodities such as cocoa and sugar, and metals such as nickel, posted the largest losses, while small offsetting gains were made in individual markets such as lean hogs and palladium.

Period Ended March 31, 2020:

31-Mar-20

Ending Equity  $96,157,322

Three months ended March 31, 2020:

Net assets increased $6,028,486 for the three months ended March 31, 2020. This increase was attributable to subscriptions in the amount of $2,601,833, redemptions in the amount of $4,562,582 and a net income from operations of $7,989,235.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2021. As of March 31, 2021, the Partnership’s average capitalization was $88,677,962 .

Quarter-Ended March 31, 2021
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,433,681	1.62%	$1,433,681	$1,433,681
Bonds	$979,841	1.10%	$979,841	$979,841
Credit	$4,300,432	4.85%	$4,300,432	$4,300,432
Currencies	$122,020	0.14%	$122,020	$122,020

Energies	$1,393,385	1.57%	$1,393,385	$1,393,385
Interest rates	$313,724	0.35%	$313,724	$313,724
Metals	$1,276,556	1.44%	$1,276,556	$1,276,556
Stock indices	$4,558,531	5.14%	$4,558,531	$4,558,531
Total*	$14,378,170	16.21%	$14,378,170	$14,378,170

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2021. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2021.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2021, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2021, the Partnership’s primary currency exposures were in the U.S. dollar versus the Mexican Peso, Euro, New Zealand Dollar and Indian Rupee.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2021, the Partnership’s primary exposures were in the Australian SPI 200 Index, Tokyo Stock Exchange Index, Dax Index and Swedish OMX Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2021, the Partnership’s primary metals market exposures were in copper, aluminum, palladium and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, soybeans, cocoa, corn and lean hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2021.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2021, the main exposures were in crude oil and gasoline.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2021.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2021, February 2021 and March 2021, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0 $0 and $0, respectively. On the first business day of January 2021, February 2021 and March 2021, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0 $0, and $0, respectively. On the first business day of January 2021, February 2021 and March 2021, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $139,000, $0 and $0, respectively. On the first business day of January 2021, February 2021 and March 2021, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2021:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2021	$79,513	$0	$111,664	$0

February 2021	$878,858	$0	$188,822	$0
March 2021	$1,916,202	$152,315	$76,339	$0
TOTAL	$2,874,573	$152,315	$376,825	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

10.4	Form of Omnibus Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

4.1	Seventh Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.4	Form of Omnibus US Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2021.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Shanta Puchtler

President and Principal Executive Officer

By: /s/ Colin Bettison

Principal Financial Officer