Form 10-Q/A
period 2021-03-31
MAN AHL DIVERSIFIED I LP
filed 2021-05-17
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Man Ahl Diversified I LP (“the Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was previously filed with the U.S. Securities Exchange Commission (“SEC”) on May 14, 2021. The Original Form 10-Q was filed on May 14, 2021 at 6:43 PM EST (SEC ACCESSION NUMBER: 0001193125-21-162267). The Form 10-Q was accepted without Exhibit 101 in accordance with Rule 405 of Regulation S-T and Officer Certifications exhibits. The purpose of this Amendment No. 1 is to furnish Exhibit 101.

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