Form 10-Q
period 2021-06-30
MAN AHL DIVERSIFIED I LP
filed 2021-08-13
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File number: 000-53043

Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 452 5 th Avenue, 27 th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL
Diversified I L.P.
Financial Statements

(a)	At June 30, 2021 (unaudited) and December 31, 2020
(b)	For the three month periods ended June 30, 2021 and 2020 (unaudited) and for the six month period ended June 30, 2021 and 2020 (unaudited)
(c)	For the six month periods ended June 30, 2021 and 2020 (unaudited)

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (Unaudited)		December 31, 2020
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$96,967,408		$85,406,017
Due from Man-AHL Diversified Trading Company L.P.	369,985		1,314,633

Total assets	$97,337,393		$86,720,650

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$369,985		$1,314,633
Management fees payable	238,238		212,244
Servicing fees payable	79,787		71,065
Accrued expenses and other liabilities	255,868		305,082

Total liabilities	943,878		1,903,024

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2021 and December 31, 2020)	887,956		753,098
Limited Partners - Class A Series 1 (12,926.47 and 13,570.15 units outstanding at June 30, 2021 and December 31, 2020, respectively)	61,586,598		54,834,087
Limited Partners - Class A Series 2 (960.65 and 970.09 units outstanding at June 30, 2021 and December 31, 2020, respectively)	5,336,711		4,542,124
Limited Partners - Class B Series 1 (5,999.42 and 6,110.04 units outstanding at June 30, 2021 and December 31, 2020, respectively)	28,582,250		24,688,317

Total partners’ capital	96,393,515		84,817,626

Total liabilities and partners’ capital	$97,337,393		$86,720,650

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,764.38	*	$4,040.79	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,555.31	*	$4,682.16	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,764.17	*	$4,040.61	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$15,232 $	129,456	$32,217	$461,096
Brokerage commissions	(46,221)	(25,391)	(76,004)	(75,108)
Interest expense	(38,831)	(28,999)	(78,369)	(92,850)
Administration fees	(16,034)	(4,891)	(30,928)	(22,158)
Professional fees	(42,213)	(63,268)	(86,220)	(96,403)
Shareholder expenses	(21,739)	(23,058)	(44,635)	(62,593)
Other expenses	(11,665)	(9,127)	(22,706)	(17,364)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(161,471)	(25,278)	(306,645)	94,620

PARTNERSHIP EXPENSES:
Management fees	709,759	666,714	1,356,343	1,353,466
Servicing fees	237,679	223,090	454,192	452,842
Professional fees	46,991	(36,222)	93,982	(10,686)
Other expenses	65,431	94,977	121,076	176,926

Total partnership expenses	1,059,860	948,559	2,025,593	1,972,548

Net investment loss	(1,221,331)	(973,837)	(2,332,238)	(1,877,928)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	9,318,955	(1,179,189)	24,795,413	6,644,379
Net change in unrealized trading gains (losses) on securities	(6,499)	(103,194)	(3,485)	4,157
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(325,387)	(6,162,421)	(7,568,903)	(5,200,014)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	8,987,069	(7,444,804)	17,223,025	1,448,522

NET INCOME (LOSS)	$7,765,738	$(8,418,641)	$14,890,787	$(429,406)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$381.90 $	(361.66)	$721.51	$(19.70)

CLASS A Series 2	$457.50 $	(400.97)	$868.12	$3.59

CLASS B Series 1	$383.82 $	(360.61)	$723.34	$(17.59)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	13,128.23	15,568.48	13,394.67	15,901.93

CLASS A Series 2	946.93	919.81	958.28	913.63

CLASS B Series 1	6,041.61	6,708.99	6,075.37	6,793.07

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1
	Limited Partners		General Partner		Limited Partners		Limited Partners		TOTAL
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	755,130	159	—	—	115,000	20	189,000	45	1,059,130	224
Redemptions	(3,532,094)	(803)	—	—	(152,315)	(29)	(689,619)	(156)	(4,374,028)	(988)
Net income (loss)	9,529,475	—	134,858	—	831,902	—	4,394,552	—	14,890,787	—

PARTNERS’ CAPITAL June 30, 2021	$61,586,598	12,926	$887,956	186	$5,336,711	961	$28,582,250	5,999	$96,393,515	20,072

PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscriptions	2,568,842	678	—	—	154,001	36	1,127,831	288	3,850,674	1,002
Redemptions	(4,249,979)	(1,112)	—	—	—	—	(2,223,237)	(569)	(6,473,216)	(1,681)
Net income (loss)	(308,925)	—	(4,273)	—	3,284	—	(119,492)	—	(429,406)	—
PARTNERS’ CAPITAL June 30, 2020	$57,307,576	15,282	$698,920	186	$3,971,916	920	$25,098,476	6,693	$87,076,888	23,081

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,890,787	$(429,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(279,921)	(738,452)
Sales of investments in Man-AHL Diversified Trading Company L.P.	6,579,558	6,705,125
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(16,916,380)	(1,543,142)
Changes in assets and liabilities:
Management fees payable	25,994	(10,908)
Servicing fees payable	8,722	(3,621)
Accrued expenses and other liabilities	(49,214)	(80,038)

Net cash provided by operating activities	4,259,546	3,899,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,059,130	3,850,674
Payments on redemptions	(5,318,676)	(7,750,232)

Net cash used in financing activities	(4,259,546)	(3,899,558)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2021, and the results of its operations for the three and six month periods ended June 30, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.
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
AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as trading advisor to the Partnership. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser and commodity pool operator and is a member of the National Futures Association (“NFA”) in such capacities, in addition to registration wit
h
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
2. SIGNIFICANT ACCOUNTING POLICIES
The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,
Financial Services—Investment Companies
. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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
At June 30, 2021 and December 31, 2020, the Partnership owned 4,059.35 and 4,308.6 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2021 and December 31, 2020 was 64.61% and 69.95%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2021 and December 31, 2020, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2021 and 2020, no incentive fees were earned by the Advisor.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2021 and 2020. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2021 and 2020.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,381.71	$5,093.13	$4,381.52	$4,111.18	$4,719.15	$4,111.00

Income (loss) from investment operations:
Net investment income (loss)	(61.06)	(53.48)	(60.97)	(42.33)	(34.59)	(42.22)
Net realized and unrealized gains (losses) on trading activities	443.73	515.66	443.62	(318.76)	(366.39)	(318.85)

Total income (loss) from investment operations	382.67	462.18	382.65	(361.09)	(400.98)	(361.07)

Ending net asset value	$4,764.38	$5,555.31	$4,764.17	$3,750.09	$4,318.17	$3,749.93

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.32%	4.02%	5.31%	4.89%	3.62%	4.87%

Total expenses	5.32%	4.02%	5.31%	4.89%	3.62%	4.87%

Net investment income (loss)	(5.25)%	(3.95)%	(5.25)%	(4.32)%	(3.07)%	(4.31)%

Total return 2 :
Total return before incentive fees	8.73%	9.07%	8.73%	(8.78)%	(8.50)%	(8.78)%

Total return after incentive fees	8.73%	9.07%	8.73%	(8.78)%	(8.50)%	(8.78)%

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,040.79	$4,682.16	$4,040.61	$3,773.02	$4,317.43	$3,772.86

Income (loss) from investment operations:
Net investment income (loss)	(115.08)	(100.80)	(114.85)	(80.40)	(64.27)	(80.25)
Net realized and unrealized gains (losses) on trading activities	838.67	973.95	838.41	57.47	65.01	57.32

Total income (loss) from investment operations	723.59	873.15	723.56	(22.93)	0.74	(22.93)
Ending net asset value	$4,764.38	$5,555.31	$4,764.17	$3,750.09	$4,318.17	$3,749.93

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.31%	4.01%	5.29%	5.22%	3.92%	5.20%

Total expenses	5.31%	4.01%	5.29%	5.22%	3.92%	5.20%

Net investment income (loss)	(5.24)%	(3.94)%	(5.22)%	(4.20)%	(2.92)%	(4.19)%

Total return 2 :
Total return before incentive fees	17.91%	18.65%	17.91%	(0.61)%	0.02%	(0.61)%

Total return after incentive fees	17.91%	18.65%	17.91%	(0.61)%	0.02%	(0.61)%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
7. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2021, through August 13, 2021, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $282,800 and limited partner redemptions of $0.
The General Partner has evaluated th
e
 impact of subsequent events on the Partnership through August 13, 2021, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL
Diversified Trading Company L.P.
Financial Statements

(a)	At June 30, 2021 (unaudited) and December 31, 2020
(b)	For the three month periods ended June 30, 2021 and 2020 (unaudited) and for the six month periods ended June 30, 2021 and 2020 (unaudited)
(c)	For the six month periods ended June 30, 2021 and 2020 (unaudited)

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021
	(Unaudited)	December 31, 2020
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,447,540	$4,838,679
Net unrealized trading gains on open forward contracts	558,865	4,301,897
Net unrealized trading gains on open swap agreements	66,878	3,613,210
Net premiums paid on credit default swap agreements	15,206,568	4,418,752
Due from brokers	19,496,086	15,192,032

Total equity in trading accounts	38,775,937	32,364,570
Cash and cash equivalents	19,169,991	11,507,859
Investment in securities, at fair value (cost $94,993,621 and $79,986,217 at June 30, 2021 and December 31, 2020, respectively)	94,993,331	79,991,450

Total assets	$152,939,259	$123,863,879

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$30,581	$—
Net unrealized trading losses on open forward contracts	1,839,222	—
Net unrealized trading losses on open swap agreements	140,912	8,453
Due to brokers	237,891	120,565
Redemptions payable to Man-AHL Diversified I L.P.	369,985	1,314,633
Accrued expenses and other liabilities	249,690	316,018

Total liabilities	2,868,281	1,759,669

PARTNERS’ CAPITAL:
Limited Partners (6,282.43 and 6,159.62 units outstanding at June 30, 2021 and December 31, 2020, respectively)	150,070,978	122,104,210

Total partners’ capital	150,070,978	122,104,210

Total liabilities and partners’ capital	$152,939,259	$123,863,879

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$23,887.41	$19,823.33

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2021 (Unaudited)		December 31, 2020
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$366,579	0.2	$2,018,724	1.6
Energy	3,514,202	2.4	606,148	0.5
Indices	(276,513)	(0.2)	1,104,307	0.9
Interest Rates	(10,225)	(0.0)	338,024	0.3
Metals	(263,033)	(0.2)	827,030	0.7

Total futures contracts - long	3,331,010	2.2	4,894,233	4.0

FUTURES CONTRACTS - Short:
Agricultural	$(37,236)	(0.0)	(74,188)	(0.1)
Currencies	(109,626)	(0.1)	38,179	0.1
Energy	(154,450)	(0.1)	(16,895)	(0.0)
Indices	469,070	0.4	20,850	0.0
Interest Rates	(81,809)	(0.1)	(23,500)	(0.0)

Total futures contracts - short	85,949	0.1	(55,554)	0.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$3,416,959	2.3	$4,838,679	4.0

FORWARD CONTRACTS - Long:
Australian dollars	$(4,364)	(0.0)	$1,042,637	1.0
Brazilian real	1,810,289	1.2	64,704	0.1
Mexican peso	(25,939)	(0.0)	402,856	0.3
Turkish lira	—	—	59,332	0.0
New Zealand dollars	(77,914)	(0.1)	389,111	0.3
South African rand	(198,986)	(0.1)	504,674	0.4
South Korean won	(229,899)	(0.2)	507,591	0.4
U.K. pound	(850,720)	(0.6)	644,027	0.5
Other	(3,982,662)	(2.6)	2,006,722	1.6

Total long forward contracts vs USD	(3,560,195)	(2.4)	5,621,654	4.6

FORWARD CONTRACTS - Short:
Australian dollars	$150,399	0.1	$(207,750)	(0.2)
Brazilian real	(332,586)	(0.2)	10,568	0.0
Mexican peso	(329,956)	(0.2)	(71,285)	(0.1)
Turkish lira	—	—	(47,022)	(0.0)
New Zealand dollars	448,019	0.3	(129,739)	(0.1)
South African rand	2,536	0.0	(27,164)	(0.0)
South Korean won	49,610	0.0	(188,367)	(0.2)
U.K. pound	342,216	0.2	(490,252)	(0.4)
Other	1,991,639	1.3	(1,244,279)	(1.0)

Total short forward contracts vs USD	2,321,877	1.5	(2,395,290)	(2.0)

Forward contracts - Cross currencies	(600,904)	(0.4)	416,431	0.3
Forward contracts - Metal non USD	558,865	0.4	659,102	0.5

	(42,039)	(0.0)	1,075,533	0.8

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,280,357)	(0.9)	$4,301,897	3.4

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2021 (Unaudited)		December 31, 2020
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 , as of December 31, 2020		—	—	23,765,654	19.5

Total swap agreements - long		—	0.0	23,765,654	19.5

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $15,206,568 and $4,418,752, as of June 30, 2021 and December 31, 2020, respectively)		(74,034)	(0.0)	277,791	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025, as of December 31, 2020		—	—	(20,438,688)	(16.7)

Total swap agreements - short		(74,034)	(0.0)	(20,160,897)	(16.5)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$(74,034)	(0.0)	$3,604,757	3.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$2,062,568	1.4	$12,745,333	10.4

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 03/18/21	35,000,000	$—	—	$34,995,421	28.7
United States Treasury Bill 0% 02/25/21	45,000,000	—	—	44,996,029	36.8
United States Treasury Bill 0% 09/09/21	45,000,000	44,996,220	30.0	—	—
United States Treasury Bill 0% 08/19/21	50,000,000	49,997,111	33.3	—	—

Total U.S. government securities - long		94,993,331	63.3	79,991,450	65.5

TOTAL INVESTMENT IN SECURITIES (COST $94,993,621 and $79,986,217 at June 30, 2021 and December 31, 2020, respectively)		$94,993,331	63.3	$79,991,450	65.5

*
The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INVESTMENT INCOME:
Interest income	$23,143	$169,909	$47,615	$593,721

Total investment income	23,143	169,909	47,615	593,721

EXPENSES
Brokerage commissions	70,635	33,449	113,584	96,924
Interest expense - brokers	58,767	37,943	115,819	119,415
Administration fees	24,357	6,214	45,825	28,269
Professional fees	64,079	83,698	127,514	126,023
Shareholder expenses	33,000	30,054	66,000	80,554
Other expenses	17,752	11,996	33,662	22,519

Total expenses	268,590	203,354	502,404	473,704

Net investment income (loss)	(245,447)	(33,445)	(454,789)	120,017

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	13,930,412	(1,635,217)	36,242,526	8,691,848
Net change in unrealized gains (losses) on translation of foreign currency	71,136	98,422	(165,124)	(30,237)
Net change in unrealized trading gains (losses) on investments in securities	(9,868)	(135,644)	(5,523)	1,606
Net change in unrealized trading gains (losses) on open contracts/agreements	(512,522)	(8,099,021)	(10,682,765)	(6,731,739)

Net gain (loss) on trading activities	13,479,158	(9,771,460)	25,389,114	1,931,478

NET INCOME (LOSS)	$13,233,711	$(9,804,905)	$24,934,325	$2,051,495

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$2,127.80	$(1,511.24)	$4,023.58	$313.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,219.45	6,487.97	6,197.06	6,550.88

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	9,050,692	401	—	—	9,050,692	401
Redemptions	(6,018,249)	(279)	—	—	(6,018,249)	(279)
Net income (loss)	24,934,325	—	—	—	24,934,325	—

PARTNERS’ CAPITAL - June 30, 2021	$150,070,978	6,282	$—	—	$150,070,978	6,282

PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	6,968,024	389	—	—	6,968,024	389
Redemptions	(6,977,350)	(376)	—	—	(6,977,350)	(376)
Net income (loss)	2,051,495	—	—	—	2,051,495	—

PARTNERS’ CAPITAL - June 30, 2020	$116,782,316	6,487	$—	—	$116,782,316	6,487

Units and dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,934,325	$2,051,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(94,980,737)	(89,946,258)
Amortization of premium/discount on securities	(26,667)	(476,879)
Sales of investments in securities	80,000,000	80,000,000
Net change in unrealized trading (gains) losses on investments in securities	5,523	(1,606)
Net change in unrealized trading (gains) losses on open contracts/agreements	10,682,765	6,731,739
Changes in assets and liabilities:
Due from brokers	(4,304,054)	7,657,143
Net premiums paid on credit default swap agreements	(10,787,816)	6,614,837
Net premiums received on credit default swap agreements	—	37,956
Due to brokers	117,326	557,576
Accrued expenses and other liabilities	(66,328)	(21,712)

Net cash provided by (used in) operating activities	5,574,337	13,204,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	9,050,692	6,968,024
Payments on redemptions	(6,962,897)	(8,254,366)

Net cash used in financing activities	2,087,795	(1,286,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,662,132	11,917,949
CASH AND CASH EQUIVALENTS - Beginning of period	11,507,859	1,460,824

CASH AND CASH EQUIVALENTS - End of period	$19,169,991	$13,378,773

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$115,819	$119,415

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2021, and the results of its operations for the three and six month periods ended June 30, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in
Man-AHL
Diversified I L.P.’s annual report on Form
10-K
filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.
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
AHL Partners LLP (the “Advisor”), a limited liability partnership established in England and Wales, acts as the trading advisor to the Trading Company. The Advisor is an affiliate of the General Partner and a subsidiary of Man Group plc. The Advisor is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity trading adviser an
d
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
2. SIGNIFICANT ACCOUNTING POLICIES
The Trading Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,
Financial Services—Investment Companies
. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $19,496,086 and $15,192,032 as of June 30, 2021 and December 31, 2020, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of June 30, 2021.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2021 and December 31, 2020, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2021, the Trading Company held foreign cash balances of $118,437 with a cost of $121,687, which are included in cash and cash equivalents. As of December 31, 2020, the Trading Company did not hold any foreign cash balances. As of June 30, 2021 and December 31, 2020, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of June 30, 2021, the Trading Company holds $94,993,331 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from August 19, 2021 to September 9, 2021, have a total face value of $95,000,000. As of December 31, 2020, the Trading Company holds $79,991,450 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from February 25, 2021 to March 18, 2021, have a total face value of $80,000,000. As of June 30, 2021 and December 31, 2020, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.
Income Taxes
— The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740,
Income Taxes
, defines how uncertain tax positions should be recognized,

measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold.
Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2021 and 2020. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
Net Income (Loss) Per Unit
— Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of unit
s
 outstanding is the average of the units outstanding for each day during the period.
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no
direct interest in the Trading Company during the periods ended June 30, 2021 and December 31, 2020.
Distributions (other than redemption of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2021 and 2020.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2021 and December 31, 2020, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2021	Level 1	Level 2	Level 3
Assets

Treasury bills	$94,993,331	$—	$94,993,331	$—
Futures contracts	4,997,024	4,997,024	—	—
Forward contracts	9,604,594	—	9,604,594	—
Swap agreements*	93,406	—	93,406	—

Total Assets	109,688,355	4,997,024	104,691,331	—
Liabilities
Futures contracts	(1,580,065)	(1,580,065)	—	—
Forward contracts	(10,884,951)	—	(10,884,951)	—
Swap agreements*	(167,440)	—	(167,440)	—

Total Liabilities	(12,632,456)	(1,580,065)	(11,052,391)	—

Net Fair Value	$97,055,899	$3,416,959	$93,638,940	$—

	Fair Value Measurements
Investments	As of December 31, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,991,450	$—	$79,991,450	$—
Futures contracts	5,360,776	5,360,776	—	—
Forward contracts	10,075,685	—	10,075,685	—
Swap agreements*	24,052,471	—	24,052,471	—

Total Assets	119,480,382	5,360,776	114,119,606	—
Liabilities
Futures contracts	(522,097)	(522,097)	—	—
Forward contracts	(5,773,788)	—	(5,773,788)	—
Swap agreements*	(20,447,714)	—	(20,447,714)	—

Total Liabilities	(26,743,599)	(522,097)	(26,221,502)	—

Net Fair Value	$92,736,783	$4,838,679	$87,898,104	$—

*
The Fair Value of Credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on Credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2021 or 2020 based on the levels assigned at December 31, 2020 or 2019.
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

1
1

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
Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains (losses) on closed contracts/agreements in the statements of operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill it
s
 obligations under the agreement.
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

1
2

agreements, that the counterparty or the clearing organization to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.
As of June 30, 2021 and December 31, 2020, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2021		December 31, 2020
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0 - 100	$(41,119)	$285,000,000	$28,076	$80,000,000
101 - 250	(99,793)	30,000,000	168,860	10,000,000
251 - 350	66,878	25,000,000	80,855	10,000,000
351 - 450	—	—	—	—
450 +	—	—	—	—

Total	$(74,034)	$340,000,000	$277,791	$100,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2021 and December 31, 2020, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at June 30, 2021 of each credit default swap where the Trading Company is a seller, ranged between 47 basis points and 273 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2020 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 293 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance
by the underlying reference entity. As of June 30, 2021 the Trading Company posted cash collateral of $(1,704,307), and as of December 31, 2020, the Trading Company posted cash collateral of $668,956, with respective counterparties on these agreements in the normal course of business. As of June 30, 2021, all open credit default swap agreements on selling protection have a maturity date of
June 20, 2026
. As of December 31, 2020, all open credit default swap agreements on selling protection have a maturity date of
December 20, 2024
.
During the three months ended June 30, 2021, the Trading Company traded 24,038 exchange-traded futures contracts and settled 24,492 forward contracts and 120 swap agreements. During the six months ended June 30, 2021, the Trading Company traded 43,752 exchange-traded futures contracts and settled 45,593 forward contracts and 571 swap agreements. During the three months ended June 30, 2020, the Trading Company traded 11,874 exchange-traded futures contracts and settled 25,504 forward contracts and 192 swap agreements. During the six months ended June 30, 2020, the Trading Company traded 34,212 exchange-traded futures contracts and settled 90,740 forward contracts and 827 swap agreements.
As of June 30, 2021, the gross notional value of open futures contracts is $643,783,331, the gross notional value of open forward contracts is $2,091,877,160 and the gross notional value of open swap contracts is $340,000,000. As of December 31, 2020, the gross notional value of open futures contracts is $929,829,600, the gross notional value of open forward contracts is $1,436,289,478 and the gross notional value of open swap contracts is $96,409,493. The trading activity of open future, forward and swap contracts as of June 30, 2021 and 2020 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2021 and December 31, 2020, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required a
s
 payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2021 and December 31, 2020, may differ from the net liability amounts recorded as of June 30, 2021 and December 31, 2020, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of June 30, 2021 and December 31, 2020, all credit default swaps held by the Trading Company are centrally cleared swaps.

1
4

The following table presents the fair value of the Trading Company’s derivative instruments
:

	June 30, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$8,930,970	on open forward contracts	$(10,770,192)
Metals		673,624		(114,759)

Total open forward contracts		9,604,594		(10,884,951)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	466,047	on open futures contracts	(136,704)
Currencies		—		(109,626)
Energy		3,559,856		(200,104)
Indices		856,472		(663,915)
Interest rates		104,277		(196,311)
Metals		10,372		(273,405)

Total open futures contracts		4,997,024		(1,580,065)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	93,406	on open swap agreements	(167,440)
Total open swap agreements		93,406		(167,440)

Total Derivatives		$14,695,024		$(12,632,456)

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$9,376,456	on open forward contracts	$(5,733,661)
Metals		699,229		(40,127)

Total open forward contracts		10,075,685		(5,773,788)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	2,048,224	on open futures contracts	(103,688)
Currencies		38,179		—
Energy		747,340		(158,087)
Indices		1,337,586		(212,429)
Interest rates		362,417		(47,893)
Metals		827,030		—

Total open futures contracts		5,360,776		(522,097)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	286,818	on open swap agreements	(9,027)
Interest rates		23,765,653		(20,438,687)

Total open swap agreements		24,052,471		(20,447,714)

Total Derivatives		$39,488,932		$(26,743,599)

1
5

The following table presents the impact of derivativ
e
 instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$1,351,019	$1,019,122	$4,290,801	$(136,753)
Metals	922,775	641,764	2,212,968	1,943,057

Net realized trading gains (losses) on closed contracts/agreements	$2,273,794	$1,660,886	$6,503,769	$1,806,304

Currencies	$(1,670,148)	$(4,962,779)	$(5,482,017)	$13,382
Metals	384,099	(1,267,231)	(100,237)	(185,922)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(1,286,049)	$(6,230,010)	$(5,582,254)	$(172,540)

Futures contracts
Agricultural	$963,261	$570,694	$4,567,440	$(807,928)
Currencies	16,448	(53,350)	(50,724)	(215,217)
Energy	5,351,061	786,158	8,433,278	7,028,899
Indices	3,529,412	(3,551,653)	9,627,886	(6,121,163)
Interest rates	(842,277)	837,716	(905,258)	6,183,604
Metals	114,418	(73,106)	1,844,493	1,537,430

Net realized trading gains (losses) on closed contracts/agreements	$9,132,323	$(1,483,541)	$23,517,115	$7,605,625

Agricultural	$635,504	$(642,446)	$(1,615,193)	$21,584
Currencies	(72,473)	10,383	(147,805)	15,642
Energy	2,918,066	(1,390,872)	2,770,499	(1,149,532)
Indices	(857,301)	692,677	(932,600)	(989,332)
Interest rates	(926,872)	(284,379)	(406,558)	999,054
Metals	(299,863)	(200,912)	(1,090,063)	(491,586)

Net change in unrealized trading gains (losses) on open contracts/agreements	$1,397,061	$(1,815,549)	$(1,421,720)	$(1,594,170)

Swap agreements
Credit default swaps	$2,706,903	$(1,811,994)	$2,916,598	$(1,841,513)
Interest rate swaps	—	39,004	3,326,873	1,374,409

Net realized trading gains (losses) on closed contracts/agreements	$2,706,903	$(1,772,990)	$6,243,471	$(467,104)

Credit default swaps	$(623,534)	$120,969	$(351,825)	$(2,513,286)
Interest rate swaps	—	(174,431)	(3,326,966)	(2,451,743)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(623,534)	$(53,462)	$(3,678,791)	$(4,965,029)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2021 and December 31, 2020, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

1
6

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 3 0 , 202 1
Open futures contracts

Bank of America Merrill Lynch	$2,429,448	$(713,854)	$1,715,594	$—	$—	$1,715,594
Credit Suisse	510,323	(510,323)	—	—	—	—
JPMorgan Chase	2,057,253	(325,307)	1,731,946	—	—	1,731,946

Total open futures contracts	$4,997,024	$(1,549,484)	$3,447,540	$—	$—	$3,447,540

Open forward contracts
Citigroup	$898,329	$(898,329)	$—	$—	$—	$—
HSBC	4,937,905	(4,937,905)	—	—	—	—
JPMorgan Chase	673,624	(114,759)	558,865	—	—	558,865
Royal Bank of Scotland	3,094,736	(3,094,736)	—	—	—	—

Total open forward contracts	$9,604,594	$(9,045,729)	$558,865	$—	$—	$558,865

Open swap agreements
Goldman Sachs	$26,528	$(26,528)	$—	$—	$—	$—
JPMorgan Chase	66,878	—	66,878	—	—	66,878

Total open swap agreements	$93,406	$(26,528)	$66,878	$—	$—	$66,878

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$3,515,386	$(216,100)	$3,299,286	$—	$—	$3,299,286
Credit Suisse	771,846	(121,684)	650,162	—	—	650,162
JPMorgan Chase	1,073,544	(184,313)	889,231	—	—	889,231

Total open futures contracts	$5,360,776	$(522,097)	$4,838,679	$—	$—	$4,838,679

Open forward contracts
Deutsche Bank	$1,662,251	$(1,122,191)	$540,060	$—	$—	$540,060
HSBC	4,143,434	(2,609,820)	1,533,614	—	—	1,533,614
JPMorgan Chase	699,229	(40,127)	659,102	—	—	659,102
Royal Bank of Scotland	3,570,771	(2,001,650)	1,569,121	—	—	1,569,121

Total open forward contracts	$10,075,685	$(5,773,788)	$4,301,897	$—	$—	$4,301,897

Open swap agreements
Credit Suisse	$205,389	$—	$205,389	$—	$—	$205,389
Goldman Sachs	574	(574)	—	—	—	—
JPMorgan Chase	23,846,508	(20,438,687)	3,407,821	—	—	3,407,821

Total open swap agreements	$24,052,471	$(20,439,261)	$3,613,210	$—	$—	$3,613,210

1
7

The following table provides additional disclosure
s
 regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2021
Open futures contracts

Bank of America Merrill Lynch	$713,854	$(713,854)	$—	$—	$—	$—
Credit Suisse	540,904	(510,323)	30,581	—	30,581	—
JPMorgan Chase	325,307	(325,307)	—	—	—	—

Total open futures contracts	$1,580,065	$(1,549,484)	$30,581	$—	$30,581	$—

Open forward contracts
Citigroup	$2,051,359	$(898,329)	$1,153,030	$—	$1,153,030	$—
HSBC	5,464,142	(4,937,905)	526,237	—	526,237	—
JPMorgan Chase	114,759	(114,759)	—	—	—	—
Royal Bank of Scotland	3,254,691	(3,094,736)	159,955	—	159,955	—

Total open forward contracts	$10,884,951	$(9,045,729)	$1,839,222	$—	$1,839,222	$—

Open swap agreements
Credit Suisse	$99,793	$—	$99,793	$—	$99,793	$—
Goldman Sachs	67,647	(26,528)	41,119	—	—	41,119

Total open swap agreements	$167,440	$(26,528)	$140,912	$—	$99,793	$41,119

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$216,100	$(216,100)	$—	$—	$—	$—
Credit Suisse	121,684	(121,684)	—	—	—	—
JPMorgan Chase	184,313	(184,313)	—	—	—	—

Total open futures contracts	$522,097	$(522,097)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,122,191	$(1,122,191)	$—	$—	$—	$—
HSBC	2,609,820	(2,609,820)	—	—	—	—
JPMorgan Chase	40,127	(40,127)	—	—	—	—
Royal Bank of Scotland	2,001,650	(2,001,650)	—	—	—	—

Total open forward contracts	$5,773,788	$(5,773,788)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$9,027	$(574)	$8,453	$—	$8,453	$—
JPMorgan Chase	20,438,687	(20,438,687)	—	—	—	—

Total open swap agreements	$20,447,714	$(20,439,261)	$8,453	$—	$8,453	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2021
Open futures contracts and swap agreements
Credit Suisse	$3,431,502
Open forward contracts
Citigroup	$1,977,244
HSBC	$2,424,516
Royal Bank of Scotland	$2,505,684

As of December 31, 2020
Open swap agreements
Credit Suisse	$1,595,151
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Per unit operating performance:
Beginning net asset value	$21,730.53	$19,520.20	$19,823.33	$17,723.52
Income (loss) from investment operations:
Net investment gain (loss)	(39.74)	(5.15)	(73.71)	18.43
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	2,196.62	(1,512.58)	4,137.79	260.52

Total income (loss) from investment operations	2,156.88	(1,517.73)	4,064.08	278.95

Ending net asset value	$23,887.41	$18,002.47	$23,887.41	$18,002.47

Ratios to average partners’ capital 1 :
Expenses	0.75%	0.67%	0.75%	0.80%

Net investment gain (loss)	(0.69)%	(0.11)%	(0.67)%	0.20%

Total return 2	9.93%	(7.78)%	20.50%	1.57%

1	Ratios have been annualized.

2	Total return is for the period indicated and has not been annualized.
Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

1
9

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
9. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2021 through August 13, 2021, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $3,817,520, and limited partner redemptions of $0.
The General Partner has evaluated the impact o
f
 subsequent events on the Trading Company through August 13, 2021, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

2
0

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
10-K
filed March 30, 2021.
Allocations by Market Sector
The following table indicates the percentage of the Partnership’s investment in the Trading Company allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2021. The Partnership’s capitalization was $96,393,515 as of June 30, 2021. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$985,334	1.02%
Bonds	$857,365	0.89%
Credit	$3,182,188	3.30%
Currencies	$1,357,932	1.41%
Energy	$1,997,299	2.07%
Interest rates	$226,597	0.24%
Metals	$1,409,672	1.46%
Stock indices	$4,691,613	4.87%
Total*	$14,708,000	15.26%

*	Total amount does not foot due to rounding.
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
Periods Ended June 30, 2021
:
30-June-20
Ending Equity   $96,393,515
Six months ended June 30, 2021:
Net assets increased $11,575,889 for the six months ended June 30, 2021. This increase was attributable to subscriptions in the amount of $1,059,130, redemptions in the amount of $(4,374,028) and a net gain from operations of $14,890,787.
Management fees of $1,356,343 and servicing fees of $454,192 were paid or accrued, and interest of $32,217 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2021.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2021 were $553,920.
Three months ended June 30, 2021:
Net assets increased $7,715,553 for the three months ended June 30, 2021. This increase was attributable to subscriptions in the amount of $920,130, redemptions in the amount of $970,315 and a net gain from operations of $7,765,738.
Management Fees of $709,759 and servicing fees of $237,679 were paid or accrued, and interest of $15,232 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2021.
The aggregate of the Partnership’s other expenses and its share of the Trading Company’s expenses paid or accrued for the three months ended June 30, 2021 were $289,125.
Risk assets and commodities surged ahead in April, spurred by good corporate earnings, a US Federal Reserve (“Fed”) in no hurry to withdraw stimulus, and the IMF lifting global growth forecasts for the second time in three months. This has fueled high demand for technology goods and led to a shortage of semiconductors, prompting frenetic attempts to increase capacity in East Asia as well as halting production for some auto manufacturers. Against this backdrop, the Partnership posted positive returns with gains dominated by commodities and equities, and offsetting losses in fixed income and FX. Long commodity positions continued to make hay as economic optimism lifted and talk of inflation in earnings calls increased, although long positions in coffee and gold made losses. Positive overall performance in equities was topped by longs in Australia’s SPI 200 and Taiwan’s MSCI indices. Longs in the Japan’s TSE index marginally detracted. Credit spreads also tightened, with gains dominated by short CDS positions in US indices. Fixed income yields in April took a respite from their recent rising theme, which resulted in a slight loss from the Partnership’s small aggregate short positions. Losses were dominated by Canadian and US instruments, while small gains were made in their European counterparts. Losses in FX trading were also small in aggregate, and individual gains or losses depended broadly on positioning against the US dollar. Long positions in the greenback against the Swiss franc and New Zealand dollar were worst hit as the Fed struck a dovish tone and US Treasury yields declined. Similar reasoning played out well for US dollar shorts against the Euro and Canadian dollar.
In May, inflationary fears were once again stoked on the release of April’s US consumer price inflation which showed an annualized rate of 4.2% - significantly higher than estimates and the biggest rise since 2008. This drove commodity prices higher, but apart from initial volatility, equities finished the month in positive territory and bonds yields were firm. Cryptocurrencies, on the other hand, were highly volatile after Elon Musk expressed concern over their environmental impact and negative comments from several authorities. Against this backdrop, the Partnership posted positive returns with gains in commodities and FX only marginally offset by losses in stocks and bonds. Currencies was a fertile trading ground for the Partnership in May. Rising risk appetite in markets led to rising EM FX rates in general, with the primary beneficiary in the Partnership being the South African rand. Confidence in the British pound continued as Brexit recedes further into the rear-view mirror and vaccination success continues to be newsworthy, leading to gains against the US dollar and the Japanese yen. Losses were incurred from short positions in the Chilean peso and New Zealand dollar against the greenback. Long positions in crude and the oil complex were broadly gainful, as was a long position in carbon emissions whose year-to-date
gain is now just shy of 60%. In metals the story was similarly positive. In addition to copper, long positions in silver, aluminum and gold were profitable. The main detractor in the commodities complex was a long in wheat, which retraced half of April’s 20% gain. Trading in equities finished slightly down. Top performer was a long in the Canadian TSX index, spurred by rising commodities, while longs in Taiwanese indices generated losses as the rise in prices due to a global semiconductor shortage took a breather. Credit trading resulted in a small gain. A combination of little movement in fixed income yields and low bond risk levels meant that trading in the asset class was subdued. Overall there was a loss, with gains from US 2yr and 5yr treasuries being slightly offset by losses from shorts in UK and longs in Canadian bonds.

Markets were shaken
mid-June
as the Fed struck a more hawkish tone, with the ‘dot plot’ of policymakers’ projections now pointing to two interest-rate hikes in 2023 (where previously there were none). The US dollar rallied on the news, while commodities fell on the perception of lower inflation risk. Elsewhere, at the G7 summit in Cornwall, global leaders agreed to harmonize corporate tax rates. The Partnership posted negative returns with losses from currency, metals and fixed income trading slightly outweighing gains from equities, credit and energies. Currency trading was hardest hit by the perceived more hawkish tone from the Fed, with losses experienced in a number of positions as the US dollar spiked. Worst offenders were euro and Canadian dollar longs versus the greenback, although a similar position in the Brazilian real profited as the country hiked rates by 75bp. In US bond markets, long positions in long-dated futures made small gains, while short positions in 2- and
5-year
futures lost out. A long position in the Eurodollar also contributed to losses. Equities’ path through the month was much smoother than currencies and bonds, and the Partnership’s long position in the Australian SPI 200 benefited. Bullishness for risk assets also fed into the Partnership’s credit positions, with gains being made across the board, most notably European 5y Crossover. Commodity performance was mixed. Long positions in agriculturals and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally. Nowhere was this more apparent than in gas markets on both sides of the Atlantic. Indeed, the long in US natural gas ended the month as the top performer across the Partnership.
Three months ended March 31, 2021:
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
Periods Ended June 30, 2020
:
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
Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading
losses far beyond the indicated Value at Risk or the Partnership’s experience to date (
i.e.,
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
The Partnership’s Trading Value at Risk in Different Market Sectors
The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2021. As of June 30, 2021, the Partnership’s average quarter-end
capitalization was $92,535,739.

Quarter-Ended June 30, 2021
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,209,507	1.31%	$1,433,681	$985,334
Bonds	$918,603	0.99%	$979,841	$857,365
Credit	$3,741,310	4.04%	$4,300,432	$3,182,188
Currencies	$739,976	0.80%	$1,357,932	$122,020
Energies	$1,695,342	1.83%	$1,997,299	$1,393,385
Interest rates	$270,161	0.29%	$313,724	$226,597
Metals	$1,343,114	1.45%	$1,409,672	$1,276,556
Stock indices	$4,625,072	5.00%	$4,691,613	$4,558,531
Total*	$14,543,085	15.72%	$16,484,195	$12,601,975

*	Certain total amounts do not foot due to rounding.
Average, highest and lowest Value at Risk amounts relate to the quarter-end
amounts for the six months ended June 30, 2021. Average capitalization is the Partnership’s average quarter-end
capitalization at the end of the six months ended June 30, 2021.
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
The Partnership also has
non-trading
cash flow risk as a result of holding a substantial portion of its assets in U.S. government securities (U.S. Treasury Bills) and interest-bearing bank accounts. These cash and cash equivalents are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (
i.e
., appropriate level of credit risk, market risk and reputation risk) and liquidity (
i.e
., appropriate level of liquidity risk).

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
The following were the primary trading risk exposures of the Partnership as of June 30, 2021, by market sector.
Fixed Income
. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Italy, United States, Germany, United Kingdom and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.
Currencies
. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2021, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Brazilian Real, Norwegian Krone, Canadian Dollar and Mexican Peso.
Stock Indices
. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2021, the Partnership’s primary exposures were in the Australian SPI 200 Index, Tokyo Stock Exchange Index, NASDAQ 100 Index and S&P 500 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)
Metals
. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2021, the Partnership’s primary metals market exposures were in aluminum, palladium, copper and silver.
Agricultural
. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, wheat, corn and soymeal accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2021.

Energy
. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2021, the main exposures were in US natural gas and crude oil.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the only non-trading risk exposures of the Partnership as of June 30, 2021.
Foreign Currency Balances
. The Partnership’s primary foreign currency balance is in Euro. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).
Cash Positions
. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in U.S. Treasury Bills and interest-bearing bank accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk) with durations no longer than 1 year.
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
The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Affiliated Parties — Conflicts of Interest
. Under the terms of the Partnership’s Limited Partnership Agreement, the General Partner has the authority to engage trading advisors to make trading decisions for the Partnership. Since the Trading Advisor is an affiliate of the General Partner, the General Partner has a conflict of interest with respect to its responsibilities to manage the Partnership for the benefit of the Limited Partners, and to prevent violations of the Partnership’s trading policies and to monitor for excessive trading by the Trading Advisor. In addition, the General Partner has a conflict of interest with respect to its responsibility to review the trading performance of the Partnership and a disincentive to terminate the advisory relationship between the Trading Advisor and the Partnership. There have been no arm’s-length
negotiations with respect to the management and incentive fees that the Trading Advisor will charge the Trading Company or with respect to the other terms of the advisory agreement entered into with the Trading Advisor.
MiFID II
. Each of the European Union’s
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
Epidemics and Pandemics May Lead to Severe Market Disruptions and May Impair the Operational Capabilities of the Trading Advisor, the General Partner and the Partnership’s Service Providers
. Since the
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
(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2021, May 2021 and June 2021, the Partnership sold Class A Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $75,000, $100,980 and $579,150, respectively. On the first business day of April 2021, May 2021 and June 2021, the Partnership sold Class A Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $115,000, respectively. On the first business day of April 2021, May 2021 and June 2021, the Partnership sold Class B Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $50,000, $0 and $0, respectively. On the first business day of April 2021, May 2021 and June 2021, the Partnership sold Class B Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.
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
non-cash
transfers, during the three months ended June 2021:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2021	$75,566	$0	$110,535	$0
May 2021	$309,747	$0	$104,482	$0
June 2021	$272,208	$0	$97,777	$0
TOTAL	$657,521	$0	$312,794	$0

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on May 17, 2021, for the quarterly period ended March 31, 2021, with the Partnership’s Quarterly Report on Form
10-Q.

10.4	Form of Omnibus US Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2021.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Doug Hamilton

Vice President

By: /s/ Colin Bettison

Principal Financial Officer

43