Form 10-Q
period 2021-09-30
MAN AHL DIVERSIFIED I LP
filed 2021-11-12
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL Diversified I L.P.

(a)	At September 30, 2021 (unaudited) and December 31, 2020
(b)	For the three months ended September 30, 2021 and 2020 (unaudited) and for the nine months ended September 30, 2021 and 2020 (unaudited)
(c)	For the nine months ended September 30, 2021 and 2020 (unaudited)

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (Unaudited)		December 31, 2020
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$95,274,312		$85,406,017
Due from Man-AHL Diversified Trading Company L.P.	352,248		1,314,633

Total assets	$95,626,560		$86,720,650

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$352,248		$1,314,633
Management fees payable	233,925		212,244
Servicing fees payable	78,343		71,065
Accrued expenses and other liabilities	298,994		305,082

Total liabilities	963,510		1,903,024

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2021 and December 31, 2020)	871,284		753,098
Limited Partners - Class A Series 1 (12,957.99 and 13,570.15 units outstanding at September 30, 2021 and December 31, 2020, respectively)	60,577,544		54,834,087
Limited Partners - Class A Series 2 (960.65 and 970.09 units outstanding at September 30, 2021 and December 31, 2020, respectively)	5,252,944		4,542,124
Limited Partners - Class B Series 1 (5,981.39 and 6,110.04 units outstanding at September 30, 2021 and December 31, 2020, respectively)	27,961,278		24,688,317

Total partners’ capital	94,663,050		84,817,626

Total liabilities and partners’ capital	$95,626,560		$86,720,650

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,674.92	*	$4,040.79	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,468.11	*	$4,682.16	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,674.71	*	$4,040.61	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$15,512	$27,339	$47,729	$488,435
Other income	—	4,845	—	4,845
Brokerage commissions	(33,905)	(29,603)	(109,909)	(104,711)
Interest expense	(32,245)	(21,090)	(110,614)	(113,940)
Administration fees	(16,368)	(16,625)	(47,296)	(38,783)
Professional fees	(39,313)	(42,897)	(125,533)	(139,300)
Shareholder expenses	(20,246)	(24,070)	(64,881)	(86,663)
Other expenses	(9,357)	(9,718)	(32,063)	(27,082)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(135,922)	(111,819)	(442,567)	(17,199)

PARTNERSHIP EXPENSES:
Management fees	709,176	642,813	2,065,519	1,996,279
Servicing fees	237,499	215,106	691,691	667,948
Professional fees	46,991	9,555	140,973	(1,131)
Other expenses	59,248	42,910	180,324	219,836

Total partnership expenses	1,052,914	910,384	3,078,507	2,882,932

Net investment los s	(1,188,836)	(1,022,203)	(3,521,074)	(2,900,131)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	443,202	(1,471,837)	25,238,615	5,172,542
Net change in unrealized trading gains (losses) on securities	2,047	3,846	(1,438)	8,003
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(1,057,614)	211,440	(8,626,517)	(4,988,574)

Net gains (losses) on trading activities allo c ated from Man-AHL Diversified Trading Company L.P.	(612,365)	(1,256,551)	16,610,660	191,971

NET INCOME (LOSS)	$(1,801,201)	$(2,278,754)	$13,089,586	$(2,708,160)

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(89.55)	$(98.84)	$637.21	$(116.32)

CLASS A Series 2	$(87.20)	$(103.97)	$780.06	$(100.85)

CLASS B Series 1	$(89.32)	$(100.67)	$636.22	$(116.98)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	13,162.36	15,312.56	13,316.83	15,704.04

CLASS A Series 2	960.65	919.81	959.08	915.71

CLASS B Series 1	6,031.45	6,651.20	6,060.57	6,745.44

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	1,087,930	229	—	—	115,000	20	376,400	84	1,579,330	333
Redemptions	(3,711,891)	(841)	—	—	(152,315)	(29)	(959,286)	(213)	(4,823,492)	(1,083)
Net income (loss)	8,367,418	—	118,186	—	748,135	—	3,855,847	—	13,089,586	—

PARTNERS’ CAPITAL September 30, 2021	$60,577,544	12,958	$871,284	186	$5,252,944	961	$27,961,278	5,981	$94,663,050	20,086

PARTNERS’ CAPITAL January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760
Subscr i ptions	2,568,842	678	—	—	154,001	36	1,157,830	296	3,880,673	1,010
Redemptions	(8,116,772)	(2,156)	—	—	—	—	(2,625,320)	(676)	(10,742,092)	(2,832)
Net income (loss)	(1,803,476)	—	(23,235)	—	(92,348)	—	(789,101)	—	(2,708,160)	—

PARTNERS’ CAPITAL September 30, 2020	$51,946,232	14,238	$679,958	186	$3,876,284	920	$24,056,783	6,594	$80,559,257	21,938

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,089,586	$(2,708,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(560,162)	(738,452)
Sales of investments in Man-AHL Diversified Trading Company L.P.	7,822,345	9,478,152
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(16,168,093)	(174,772)
Changes in assets and liabilities:
Management fees payable	21,681	(21,116)
Servicing fees payable	7,278	(7,030)
Accrued expenses and other liabilities	(6,088)	(106,194)

Net cash provided by operating activities	4,206,547	5,722,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,579,330	3,880,673
Payments on redemptions	(5,785,877)	(9,603,101)

Net cash used in financing activities	(4,206,547)	(5,722,428)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2021, and the results of its operations for the three and month periods ended September 30, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.
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
Investment Companies
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
At September 30, 2021 and December 31, 2020, the Partnership owned 4,019.75 and 4,308.6 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2021 and December 31, 2020 was 59.99% and 69.95%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2021 and December 31, 2020, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2021 and 2020, no incentive fees were earned by the Advisor.
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
Income Taxes —
The
 Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no
provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partne
r
ship has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positi
o
ns are
more-likely-than-not
to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold.
Therefore,
no
tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2021 and 2020. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
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

The Partnership will be dissolved on
December 31, 2037
, or upon the occurrence of certain events, as specified in the Agreement.
The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of

1.01
%
of the net aggregate capital subscriptions of all partners, or
 $
500,000
.
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner.
No
distributions were declared or paid during the three and nine month periods ended September 30, 2021 and 2020.
Under the terms of the Agreement, the Partnership is liable for all costs associated with executing its business strategy. These costs include, but are not limited to, expenses associated with operations of the Partnership, such as management and incentive fees and other operating expenses, such as legal, audit, and tax return preparation fees.
4. FINANCIAL GUARANTEES
The Partnership enters into administrative and other professional service contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known; however, the Partnership has no
t had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,764.38	$5,555.31	$4,764.17	$3,750.09	$4,318.17	$3,749.93

Income (loss) from investment operations:
Net investment income (loss)	(59.35)	(51.76)	(59.32)	(45.09)	(37.94)	(44.92)
Net realized and unrealized gains (losses) on trading activities	(30.11)	(35.44)	(30.14)	(56.65)	(66.03)	(56.82)

Total income (loss) from investment operations	(89.46)	(87.20)	(89.46)	(101.74)	(103.97)	(101.74)

Ending net asset value	$4,674.92	$5,468.11	$4,674.71	$3,648.35	$4,214.20	$3,648.19

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.08%	3.81%	5.08%	4.94%	3.64%	4.93%

Total expenses	5.08%	3.81%	5.08%	4.94%	3.64%	4.93%

Net investment income (loss)	(5.01)%	(3.74)%	(5.01)%	(4.79)%	(3.50)%	(4.78)%

Total return 2 :
Total return before incentive fees	(1.88)%	(1.57)%	(1.88)%	(2.71)%	(2.41)%	(2.71)%

Total return after incentive fees	(1.88)%	(1.57)%	(1.88)%	(2.71)%	(2.41)%	(2.71)%

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,040.79	$4,682.16	$4,040.61	$3,773.02	$4,317.43	$3,772.86

Income (loss) from investment operations:
Net investment income (loss)	(174.32)	(152.58)	(174.10)	(125.41)	(102.26)	(125.17)
Net realized and unrealized gains (losses) on trading activities	808.45	938.53	808.20	0.74	(0.97)	0.50

Total income (loss) from investment operations	634.13	785.95	634.10	(124.67)	(103.23)	(124.67)

Ending net asset value	$4,674.92	$5,468.11	$4,674.71	$3,648.35	$4,214.20	$3,648.19

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.24%	3.95%	5.23%	5.12%	3.82%	5.10%

Total expenses	5.24%	3.95%	5.23%	5.12%	3.82%	5.10%

Net investment income (loss)	(5.17)%	(3.88)%	(5.16)%	(4.39)%	(3.11)%	(4.37)%

Total return 2 :
Total return before incentive fees	15.69%	16.79%	15.69%	(3.30)%	(2.39)%	(3.30)%

Total return after incentive fees	15.69%	16.79%	15.69%	(3.30)%	(2.39)%	(3.30)%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
7. SUBSEQUENT EVENTS
For the period subsequent to September 30, 2021, through November 12, 2021, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $0 and limited partner redemptions of $412,550.
The General Partner has evaluated the impact of subsequent events on the Partnership through November 12, 2021, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL
Diversified Trading Company L.P.
Financial Statements

(a)	At September 30, 2021 (unaudited) and December 31, 2020
(b)	For the three month periods ended September 30, 2021 and 2020 (unaudited) and for the nine month periods ended September 30, 2021 and 2020 (unaudited)
(c)	For the nine month periods ended September 30, 2021 and 2020 (unaudited)

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021
	(Unaudited)	December 31, 2020
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$3,553,594	$4,838,679
Net unrealized trading gains on open forward contracts	303,909	4,301,897
Net unrealized trading gains on open swap agreements	—	3,613,210
Net premiums paid on credit default swap agreements	15,727,709	4,418,752
Due from brokers	36,794,208	15,192,032

Total equity in trading accounts	56,379,420	32,364,570
Cash and cash equivalents	6,962,348	11,507,859
Investment in securities, at fair value (cost $114,983,426 and $79,986,217 at September 30, 2021 and December 31, 2020, respectively)	114,986,473	79,991,450

Total assets	$178,328,241	$123,863,879

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$822,693	$—
Net unrealized trading losses on open forward contracts	2,439,605	—
Net unrealized trading losses on open swap agreements	338,521	8,453
Net premiums received on credit default swap agreements	2,069,377	—
Due to brokers	12,934,080	120,565
Redemptions payable to Man-AHL Diversified I L.P.	352,248	1,314,633
Redemptions payable to Man-AHL Diversified II L.P.	226,693	—
Accrued expenses and other liabilities	319,847	316,018

Total liabilities	19,503,064	1,759,669

PARTNERS’ CAPITAL:
Limited Partners (6,701.05 and 6,159.62 units outstanding at September 30, 2021 and December 31, 2020, respectively)	158,825,177	122,104,210

Total partners’ capital	158,825,177	122,104,210

Total liabilities and partners’ capital	$178,328,241	$123,863,879

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$23,701.53	$19,823.33

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2021 (Unaudited)		December 31, 2020
		Percent of		Percent of
		Partners’		Partners’
	Fair Value	Capital	Fair Value	Capital
FUTURES CONTRACTS - Long:

Agricultural	$542,410	0.3	$2,018,724	1.6
Currencies	37,520	0.0	—	—
Energy	3,676,475	2.3	606,148	0.5
Indices	(1,172,187)	(0.6)	1,104,307	0.9
Interest Rates	(308,834)	(0.2)	338,024	0.3
Metals	(141,450)	(0.1)	827,030	0.7

Total futures contracts - long	2,633,934	1.7	4,894,233	4.0

FUTURES CONTRACTS - Short:
Agricultural	$180,882	0.1	(74,188)	(0.1)
Currencies	—	—	38,179	0.1
Energy	(245,964)	(0.2)	(16,895)	(0.0)
Indices	(262,768)	(0.2)	20,850	0.0
Interest Rates	251,842	0.2	(23,500)	(0.0)
Metals	172,975	0.1	—	—

Total futures contracts - short	96,967	0.0	(55,554)	0.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$2,730,901	1.7	$4,838,679	4.0

FORWARD CONTRACTS - Long:
Australian dollars	$2,578	0.0	$1,042,637	1.0
Brazilian real	(724,418)	(0.5)	64,704	0.1
Mexican peso	(1,501,623)	(0.9)	402,856	0.3
Turkish lira	—	—	59,332	0.0
New Zealand dollars	(539,951)	(0.3)	389,111	0.3
South African rand	(750,880)	(0.5)	504,674	0.4
South Korean won	(120,970)	(0.1)	507,591	0.4
U.K. pound	(371,428)	(0.2)	644,027	0.5
Other	(2,962,030)	(1.9)	2,006,722	1.6

Total long forward contracts vs USD	(6,968,722)	(4.4)	5,621,654	4.6

FORWARD CONTRACTS - Short:
Australian dollars	$92,222	0.1	$(207,750)	(0.2)
Brazilian real	388,772	0.2	10,568	0.0
Mexican peso	934,295	0.6	(71,285)	(0.1)
Turkish lira	—	0.0	(47,022)	(0.0)
Metal	—	0.0	—	0.0
New Zealand dollars	278,498	0.2	(129,739)	(0.1)
South African rand	50,964	0.0	(27,164)	(0.0)
South Korean won	292,876	0.2	(188,367)	(0.2)
U.K. pound	702,638	0.4	(490,252)	(0.4)
Other	2,500,359	1.6	(1,244,279)	(1.0)

Total short forward contracts vs USD	5,240,624	3.3	(2,395,290)	(2.0)

Forward contracts - Cross currencies	(711,507)	(0.4)	416,431	0.3
Forward contracts - Metal non USD	303,909	0.2	659,102	0.5

	(407,598)	(0.2)	1,075,533	0.8

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(2,135,696)	(1.3)	$4,301,897	3.4

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2021 (Unaudited)		December 31, 2020
			Percent of		Percent of
			Partners’		Partners’
	Principal	Fair Value*	Capital	Fair Value*	Capital
SWAP AGREEMENTS - Long:

Credit default swaps - Buy protection centrally cleared (upfront premiums received $2,069,377 and $nil, as of September 30, 2021 and December 31, 2020, respectively)		$19,389	0.0	$—	—
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 , as of December 31, 2020		—	—	23,765,654	19.5

Total swap agreements - long		19,389	0.0	23,765,654	19.5

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $15,727,709 and $4,418,752, as of September 30, 2021 and December 31, 2020, respectively)		(357,910)	(0.2)	277,791	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025, as of December 31, 2020		—	—	(20,438,688)	(16.7)

Total swap agreements - short		(357,910)	(0.2)	(20,160,897)	(16.5)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$(338,521)	(0.2)	$3,604,757	3.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$256,684	0.2	$12,745,333	10.4

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 03/18/21	35,000,000	$—	—	$34,995,421	28.7
United States Treasury Bill 0% 02/25/21	45,000,000	—	—	44,996,029	36.8
United States Treasury Bill 0% 01/06/22	30,000,000	29,997,754	18.9	—	—
United States Treasury Bill 0% 01/20/22	25,000,000	24,997,506	15.7	—	—
United States Treasury Bill 0% 02/10/22	35,000,000	34,995,191	22.1	—	—
United States Treasury Bill 0% 03/03/22	25,000,000	24,996,022	15.7	—	—

Total U.S. government securities - long		114,986,473	72.4	79,991,450	65.5

TOTAL INVESTMENT IN SECURITIES (COST $114,983,426 and $79,986,217 at September 30, 2021 and December 31, 2020, respectively)		$114,986,473	72.4	$79,991,450	65.5

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INVESTMENT INCOME:

Interest income	$25,321	$37,496	$72,936	$631,217
Other income	—	6,582	—	6,582

Total investment income	25,321	44,078	72,936	637,799

EXPENSES
Brokerage commissions	55,528	40,634	169,112	137,558
Interest expense - brokers	52,525	28,968	168,344	148,383
Administration fees	26,686	22,793	72,511	51,062
Professional fees	64,079	58,813	191,593	184,836
Shareholder expenses	33,000	33,000	99,000	113,554
Other expenses	15,252	13,298	48,914	35,817

Total expenses	247,070	197,506	749,474	671,210

Net investment income (loss)	(221,749)	(153,428)	(676,538)	(33,411)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	854,383	(2,040,608)	37,096,909	6,651,240
Net change in unrealized gains (losses) on translation of foreign currency	(97,079)	(9,790)	(262,203)	(40,027)
Net change in unrealized trading gains (losses) on investments in securities	3,337	5,272	(2,186)	6,878
Net change in unrealized trading gains (losses) on open contracts/agreements	(1,805,884)	262,019	(12,488,649)	(6,469,720)

Net gain (loss) on trading activities	(1,045,243)	(1,783,107)	24,343,871	148,371

NET INCOME (LOSS)	$(1,266,992)	$(1,936,535)	$23,667,333	$114,960

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(191.69)	$(292.68)	$3,735.31	$17.49

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,609.69	6,616.49	6,336.11	6,572.91

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Limited Partners		General P artner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	20,632,055	885	—	—	20,632,055	885
Redemptions	(7,578,421)	(344)	—	—	(7,578,421)	(344)
Net income (loss)	23,667,333	—	—	—	23,667,333	—

PARTNERS’ CAPITAL - September 30, 2021	$158,825,177	6,701	$—	—	$158,825,177	6,701

PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$—	—	$114,740,147	6,474
Subscriptions	10,539,695	586	—	—	10,539,695	586
Redemptions	(12,351,005)	(674)	—	—	(12,351,005)	(674)
Net income (loss)	114,960	—	—	—	114,960	—

PARTNERS’ CAPITAL - September 30, 2020	$113,043,797	6,386	$—	—	$113,043,797	6,386

Units and dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,667,333	$114,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(214,958,698)	(144,909,298)
Amortization of premium/discount on securities	(38,511)	(512,395)
Sales of investments in securities	180,000,000	132,999,483
Net change in unrealized trading (gains) losses on investments in securities	2,186	(6,878)
Net change in unrealized trading (gains) losses on open contracts/agreements	12,488,649	6,469,720
Changes in assets and liabilities:
Due from brokers	(21,602,176)	934,107
Net premiums paid on credit default swap agreements	(11,308,957)	5,951,971
Net premiums received on credit default swap agreements	2,069,377	1,523,442
Due to brokers	12,813,515	—
Accrued expenses and other liabilities	3,829	15,434

Net cash provided by (used in) operating activities	(16,863,453)	2,580,546

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	20,632,055	10,539,695
Payments on redemptions	(8,314,113)	(11,212,014)

Net cash provided by ( used in ) financing activities	12,317,942	(672,319)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,545,511)	1,908,227
CASH AND CASH EQUIVALENTS - Beginning of period	11,507,859	1,460,824

CASH AND CASH EQUIVALENTS - End of period	$6,962,348	$3,369,051

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$168,344	$148,383

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2021, and the results of its operations for the three and nine month periods ended September 30, 2021 and 2020. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in
Man-AHL
Diversified I L.P.’s annual report on Form
10-K
filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.
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
Due from Broker
s
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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $22,799,019 and $15,192,032 as of September 30, 2021 and December 31, 2020, respectively.
Due to Broke
rs
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of September 30, 2021.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2021 and December 31, 2020, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2021, the Trading Company held foreign cash balances of $488,446 with a cost of $493,846, which are included in cash and cash equivalents. As of December 31, 2020, the Trading Company did not hold any foreign cash balances. As of September 30, 2021 and December 31, 2020, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2021, the Trading Company holds $114,986,473 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from January 6, 2022 to March 3, 2022, have a total face value of $115,000,000. As of December 31, 2020, the Trading Company holds $79,991,450 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from February 25, 2021 to March 18, 2021, have a total face value of $80,000,000. As of September 30, 2021 and December 31, 2020, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

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
Therefore,
no
tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2021 and 2020. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
Net Income (Loss) Per
Unit
— Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the period.
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2021 and December 31, 2020.
Distributions (other than redemption of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2021 and 2020.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hiera
r
chy. The following is a summary categorization as of September 30, 2021 and December 31, 2020, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2021	Level 1	Level 2	Level 3

Assets
Treasury bills	$114,986,473	$—	$114,986,473	$—
Futures contracts	5,101,381	5,101,381	—	—
Forward contracts	9,113,938	—	9,113,938	—
Swap agreements*	23,897	—	23,897	—

Total Assets	129,225,689	5,101,381	124,124,308	—

Liabilities
Futures contracts	(2,370,480)	(2,370,480)	—	—
Forward contracts	(11,249,634)	—	(11,249,634)	—
Swap agree m ents*	(362,418)	—	(362,418)	—

Total Liabilities	(13,982,532)	(2,370,480)	(11,612,052)	—

Net Fair Value	$115,243,157	$2,730,901	$112,512,256	$—

	Fair Value Measurements
Investments	As of December 31, 2020	Level 1	Level 2	Level 3
Assets
Treasury bills	$79,991,450	$—	$79,991,450	$—
Futures contracts	5,360,776	5,360,776	—	—
Forward contracts	10,075,685	—	10,075,685	—
Swap agreements*	24,052,471	—	24,052,471	—

Total Assets	119,480,382	5,360,776	114,119,606	—

Liabilities
Futures contracts	(522,097)	(522,097)	—	—
Forward contracts	(5,773,788)	—	(5,773,788)	—
Swap agreements*	(20,447,714)	—	(20,447,714)	—

Total Liabilities	(26,743,599)	(522,097)	(26,221,502)	—

Net Fair Value	$92,736,783	$4,838,679	$87,898,104	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2021 or 2020 based on the levels assigned at December 31, 2020 or 2019.
5. DERIVATIVE FINAN
IC
IAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
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
As of September 30, 2021 and December 31, 2020, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2021		December 31, 2020
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(99,400)	$295,000,000	$28,076	$80,000,000
101-250	—	—	168,860	10,000,000
251-350	(258,510)	65,000,000	80,855	10,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$(357,910)	$360,000,000	$277,791	$100,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2021 and December 31, 2020, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at September 30, 2021 of each credit default swap where the Trading Company is a seller, ranged between 50 basis points and 302 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2020 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 293 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance
by the underlying reference entity. As of September 30, 2021 the Trading Company posted cash collateral of $7,651,969, and as of December 31, 2020, the Trading Company posted cash collateral of $668,956, with respective counterparties on these agreements in the normal course of business. As of September 30, 2021, all open credit default swap agreements on selling protection have maturity dates ranging from June 20, 2026 to December 20, 2026. As of December 31, 2020, all open credit default swap agreements on selling protection have a maturity date of December 20, 2024.
During the three months ended September 30, 2021, the Trading Company traded 27,100 exchange-traded futures contracts and settled 25,932 forward contracts and 424 swap agreements. During the nine months ended September 30, 2021, the Trading Company traded 70,852 exchange-traded futures contracts and settled 71,525 forward contracts and 995 swap agreements. During the three months ended September 30, 2020, the Trading Company traded 15,465 exchange-traded futures contracts and settled 37,140 forward contracts and 284 swap agreements. During the nine months ended September 30, 2020, the Trading Company traded 49,677 exchange-traded futures contracts and settled 127,880 forward contracts and 1,111 swap agreements.
As of September 30, 2021, the gross notional value of open futures contracts is $658,435,945, the gross notional value of open forward contracts is $2,490,488,485 and the gross notional value of open swap contracts is $405,000,000. As of December 31, 2020, the gross notional value of open futures contracts is $929,829,600, the gross notional value of open forward contracts is $1,436,289,478 and the gross notional value of open swap contracts is $96,409,493. The trading activity of open future, forward and swap contracts as of September 30, 2021 and 2020 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2021 and December 31, 2020, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2021 and December 31, 2020, may differ from the net liability amounts recorded as of September 30, 2021 and December 31, 2020, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of September 30, 2021 and December 31, 2020, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s deri
v
ative instruments:

	September 30, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$8,104,103	on open forward contracts	$(10,543,708)
Metals		1,009,835		(705,926)

Total open forward contracts		9,113,938		(11,249,634)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	783,280	on open futures contracts	(59,988)
Currencies		37,520		—
Energy		3,676,475		(245,964)
Indices		28,033		(1,462,988)
Interest rates		274,403		(331,395)
Metals		301,670		(270,145)

Total open futures contracts		5,101,381		(2,370,480)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	23,897	on open swap agreements	(362,418)

Total open swap agreements		23,897		(362,418)

Total Derivatives		$14,239,216		$(13,982,532)

	December 31, 2020
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$9,376,456	on open forward contracts	$(5,733,661)
Metals		699,229		(40,127)

Total open forward contracts		10,075,685		(5,773,788)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	2,048,224	on open futures contracts	(103,688)
Currencies		38,179		—
Energy		747,340		(158,087)
Indices		1,337,586		(212,429)
Interest rates		362,417		(47,893)
Metals		827,030		—

Total open futures contracts		5,360,776		(522,097)

Open swap agreements	Gross unr e alized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	286,818	on open swap agreements	(9,027)
Interest rates		23,765,653		(20,438,687)

Total open swap agreements		24,052,471		(20,447,714)

Total Derivatives		$39,488,932		$(26,743,599)

The following table presents the impact of deri
v
ative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(4,957,305)	$(1,303,517)	$(666,504)	$(1,440,270)
Metals	908,018	(1,082,955)	3,120,986	860,102

Net realized trading gains (losses) on closed contracts/agreements	$(4,049,287)	$(2,386,472)	$2,454,482	$(580,168)

Currencies	$(600,383)	$124,718	$(6,082,400)	$138,100
Metals	(254,956)	387,094	(355,193)	201,172

Net change in unrealized trading gains (losses) on open contracts/agreements	$(855,339)	$511,812	$(6,437,593)	$339,272

Futures contracts
Agricultural	$(211,802)	$(1,421,666)	$4,355,638	$(2,229,594)
Currencies	(134,997)	82,026	(185,721)	(133,191)
Energy	8,064,514	(819,916)	16,497,792	6,208,983
Indices	(734,642)	554,455	8,893,244	(5,566,708)
Interest rates	(940,385)	727,500	(1,845,643)	6,911,104
Metals	(1,340,358)	1,951,143	504,135	3,488,573

Net realized trading gains (losses) on closed contracts/agreements	$4,702,330	$1,073,542	$28,219,445	$8,679,167

Agricultural	$393,949	$811,235	$(1,221,244)	$832,819
Currencies	147,146	(53,670)	(659)	(38,028)
Energy	70,759	(295,632)	2,841,258	(1,445,164)
Indices	(1,627,512)	(145,783)	(2,560,112)	(1,135,115)
Interest rates	35,042	(557,996)	(371,516)	441,058
Metals	294,558	(271,325)	(795,505)	(762,911)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(686,058)	$(513,171)	$(2,107,778)	$(2,107,341)

Swap agreements
Credit default swaps	$46,181	$(495,772)	$2,962,779	$(2,337,285)
Interest rate swaps	—	(276,773)	3,326,873	1,097,636

Net realized trading gains (losses) on closed contracts/agreements	$46,181	$(772,545)	$6,289,652	$(1,239,649)

Credit default swaps	$(264,487)	$66,479	$(616,312)	$(2,446,807)
Interest rate swaps	—	196,899	(3,326,966)	(2,254,844)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(264,487)	$263,378	$(3,943,278)	$(4,701,651)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2021 and December 31, 2020, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2021
Open futures contracts
Bank of America Merrill Lynch	$3,186,106	$(813,614)	$2,372,492	$—	$—	$2,372,492
Credit Suisse	40,698	(40,698)	—	—	—	—
JPMorgan Chase	1,874,577	(693,475)	1,181,102	—	—	1,181,102

Total open futures contracts	$5,101,381	$(1,547,787)	$3,553,594	$—	$—	$3,553,594

Open forward contracts
Citigroup	$2,560,657	$(2,560,657)	$—	$—	$—	$—
HSBC	3,764,560	(3,764,560)	—	—	—	—
JPMorgan Chase	1,009,835	(705,926)	303,909	—	—	303,909
Royal Bank of Scotland	1,778,886	(1,778,886)	—	—	—	—

Total open forward contracts	$9,113,938	$(8,810,029)	$303,909	$—	$—	$303,909

Open swap agreements
Credit Suisse	$4,385	$(4,385)	$—	$—	$—	$—
Goldman Sachs	12,615	(12,615)	—	—	—	—
JPMorgan Chase	6,897	(6,897)	—	—	—	—

Total open swap agreements	$23,897	$(23,897)	$—	$—	$—	$—

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$3,515,386	$(216,100)	$3,299,286	$—	$—	$3,299,286
Credit Suisse	771,846	(121,684)	650,162	—	—	650,162
JPMorgan Chase	1,073,544	(184,313)	889,231	—	—	889,231

Total open futures contracts	$5,360,776	$(522,097)	$4,838,679	$—	$—	$4,838,679

Open forward contracts
Deutsche Bank	$1,662,251	$(1,122,191)	$540,060	$—	$—	$540,060
HSBC	4,143,434	(2,609,820)	1,533,614	—	—	1,533,614
JPMorgan Chase	699,229	(40,127)	659,102	—	—	659,102
Royal Bank of Scotland	3,570,771	(2,001,650)	1,569,121	—	—	1,569,121

Total open forward contracts	$10,075,685	$(5,773,788)	$4,301,897	$—	$—	$4,301,897

Open swap agreements
Credit Suisse	$205,389	$—	$205,389	$—	$—	$205,389
Goldman Sachs	574	(574)	—	—	—	—
JPMorgan Chase	23,846,508	(20,438,687)	3,407,821	—	—	3,407,821

Total open swap agreements	$24,052,471	$(20,439,261)	$3,613,210	$—	$—	$3,613,210

The following table provides additional disclosures regarding the off
s
etting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2021
Open futures contracts
Bank of America Merrill Lynch	$813,614	$(813,614)	$—	$—	$—	$—
Credit Suisse	863,391	(40,698)	822,693	—	822,693	—
JPMorgan Chase	693,475	(693,475)	—	—	—	—

Total open futures contracts	$2,370,480	$(1,547,787)	$822,693	$—	$822,693	$—

Open forward contracts
Citigroup	$3,637,325	$(2,560,657)	$1,076,668	$—	$1,076,668	$—
HSBC	4,104,421	(3,764,560)	339,861	—	339,861	—
JPMorgan Chase	705,926	(705,926)	—	—	—	—
Royal Bank of Scotland	2,801,962	(1,778,886)	1,023,076	—	1,023,076	—

Total open forward contracts	$11,249,634	$(8,810,029)	$2,439,605	$—	$2,439,605	$—

Open swap agreements
Credit Suisse	$233,824	$(4,385)	$229,439	$—	$229,439	$—
Goldman Sachs	103,909	(12,615)	91,294	—	91,294	—
JPMorgan Chase	24,685	(6,897)	17,788	—	17,788	—

Total open swap agreements	$362,418	$(23,897)	$338,521	$—	$338,521	$—

As of December 31, 2020
Open futures contracts
Bank of America Merrill Lynch	$216,100	$(216,100)	$—	$—	$—	$—
Credit Suisse	121,684	(121,684)	—	—	—	—
JPMorgan Chase	184,313	(184,313)	—	—	—	—

Total open futures contracts	$522,097	$(522,097)	$—	$—	$—	$—

Open forward contracts
Deutsche Bank	$1,122,191	$(1,122,191)	$—	$—	$—	$—
HSBC	2,609,820	(2,609,820)	—	—	—	—
JPMorgan Chase	40,127	(40,127)	—	—	—	—
Royal Bank of Scotland	2,001,650	(2,001,650)	—	—	—	—

Total open forward contracts	$5,773,788	$(5,773,788)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$9,027	$(574)	$8,453	$—	$8,453	$—
JPMorgan Chase	20,438,687	(20,438,687)	—	—	—	—

Total open swap agreements	$20,447,714	$(20,439,261)	$8,453	$—	$8,453	$—

Only the amount of the collateral up to the net amount of liabilities pres
e
nted on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2021
Open futures contracts and swap agreements
Credit Suisse	$2,160,145
Open forward contracts
Citigroup	$2,094,177
HSBC	$3,131,553
Royal Bank of Scotland	$2,835,537
Open swap agreements
Goldman Sachs	$1,209,737
JPMorgan Chase	$3,227,947
As of December 31, 2020
Open swap agreements
Credit Suisse	$1,595,151
6. FINANCIAL GUARANTEES
The Trading Company ent
e
rs into administr
a
tive and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Per unit operating performance:
Beginning net asset value	$23,887.41	$18,002.47	$19,823.33	$17,723.52
Income (loss) from investment operations:
Net investment gain (loss)	(33.99)	(23.41)	(107.42)	(5.12)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(151.89)	(277.08)	3,985.62	(16.42)

Total income (loss) from investment operations	(185.88)	(300.49)	3,878.20	(21.54)

Ending net asset value	$23,701.53	$17,701.98	$23,701.53	$17,701.98

Ratios to average partners’ capital 1 :
Expenses	0.63%	0.66%	0.71%	0.75%

Net investment gain (loss)	(0.57)%	(0.52)%	(0.64)%	(0.04)%

Total return 2	(0.78)%	(1.67)%	19.56%	(0.12)%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.
8. OTHER CONSIDERATIONS
The General Partner and the Advisor acknowledge the
on-going
outbreak of
COVID-19
which has been causing economic disruption in most countries since the first quarter of 2020 and its potentially adverse economic impact on the issuers of the instr
u
ments in which the Trading Company invests. This is an additional risk factor which could impact the operations and valuation of the Trading Company’s assets after the period-end.
The Advisor is actively monitoring developments closely. Given the nature of the outbreak and the on-going
developments, there is a high degree of uncertainty and it is not possible at this time to predict the extent and nature of the overall future impact on the Trading Company.
9. SUBSEQUENT EVENTS
For the period subsequent to September 30, 2021 through November 12, 2021, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $5,171,003.95, and limited partner redemptions of $457,550.58.
The General Partner has evaluated the impact of subsequent events on the Trading Company through November 12, 2021, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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
10-K
filed March 30, 2021.

Allocations by Market Sector
The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2021. The Partnership’s capitalization was $94,663,050 as of September 30, 2021. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30 th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	1,119,940.54	1.18%
Bonds	1,163,651.58	1.23%
Credit	3,059,342.72	3.23%
Currencies	1,895,435.92	2.00%
Energy	1,970,040.88	2.08%
Interest rates	238,868.56	0.25%
Metals	1,848,583.43	1.95%
Stock indices	3,208,925.20	3.39%
Total	14,504,788.83	15.31%

*	Certain total amounts do not foot due to rounding.
Results of Operations
Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.
Periods Ended September
 30, 2021
:

30-September-21
Ending Equity      $94,663,050.20
Nine months ended September 30, 2021:
Net assets increased $ 9,845,424 for the nine months ended September 30, 2021. This increase was attributable to subscriptions in the amount of $1,579,330, redemptions in the amount of ($4,823,493) and a net gain from operations of $13,089,586
Management fees of $2,065,519 and servicing fees of $ 691,691 were paid or accrued, and interest of $47,729 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2021.
The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2021 were $811,593.
Three months ended September 30, 2021:
Net assets decreased ($1,871,937) for the three months ended September 30, 2021. This decrease was attributable to subscriptions in the amount of $520,200, redemptions in the amount of ($449,464) and a net loss from operations of ($1,801,201)
Management Fees of $709,176 and servicing fees of $237,499 were paid or accrued, and interest of $15,512 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2021.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2021 were $257,673
The Partnership entered the second half of the year with record highs and better-than-expected earnings although there were coronavirus-related bumps along the way. Bond markets did not encounter a sell-off,
even with the additional news of consumer price inflation in the US hitting its highest levels since 2008. The price of natural gas continued its recent upward trajectory on tight supply and increasing demand. The Partnership posted negative returns with gains in fixed income and commodities offset by losses in FX and equities. Dominantly long fixed income positions were top performers for the Partnership. Italian, German, and French
10-year
bonds topped the list for the asset class while losses were incurred from positions in German and US
2-year
bonds amid spikes in the number of coronavirus cases. The prices of natural gas in the US and in the UK/EU extended their rise, spurred in part by forecasts of above normal temperatures in central USA regions, and generated the greatest returns for the Partnership. Long coffee positions were also beneficial, with prices at seven-year highs amid extreme weather in Brazil, the world’s biggest coffee exporter. Prices of sugar and corn, on the other hand, were rangebound and led to losses. Although many equity indices ended July in positive territory, their route was impeded mid-month
in part by coronavirus worries. Overall, net long positioning led to negative performance for the asset class, led by the MSCI EM and Russell 2000 indices, although there were pockets of strength in trading the Swedish OM and NASDAQ 100 indices. Credit trading finished the month down. Trading in currencies finished the month in the red, with losses predominantly from a long Brazilian real position against the US dollar driven in part by corruption scandals involving President Jair Bolsonaro. Offsetting this loss, however, were gains made through shorts in the Australian dollar against both the greenback and Great British pound as major cities such as Sydney and Melbourne went into lockdown.
In August, the Partnership’s risk assets benefitted. In the US, comments from Jerome Powell, Chairman of the Federal Reserve, assuaged market fears of near-term tapering, and the latest jobs report showed a continued rebound from weaker job numbers. The Partnership saw gains from energy, equity, and credit positions offset by losses in fixed income and FX. August saw marked dispersion across the commodity spectrum. Natural gas prices continued to rally; in the US, one reason cited was a low inventory forecast for the beginning of the winter heating season by the Energy Information Administration, while in Europe there was news that Russia was pumping less gas to the continent. Whatever the reason, profits resulted for the Partnership’s long positions. The oil complex, on the other hand, deviated from its previously strong 2021 performance, declining on concerns of slowing demand in China and the rise of the
Covid-19
Delta variant, and incurred losses. In commodities, a long sugar position generated a gain on reports of a frost in Brazil, the world’s top producer, while a long copper position generated a loss. In equities, several key benchmarks such as the S&P 500 hit fresh all-time
highs. This benefitted dominantly long positions in the Partnership, with India’s Nifty Index as the top performer. A long in the Singapore MSCI Index, on the other hand, lost out on
Covid-19
Delta variant concerns and negative pressure on Asian technology stocks. Credit spreads also tightened over the month, benefitting long credit positions, most notably the US investment grade CDS index. Fixed income positions detracted in August amidst overall subdued price moves. European bonds fared worst, with German, French, and Italian bonds all selling-off
to the detriment of the Fund’s long positions, while a long in Australian
10-year
bonds generated a small profit. Like fixed income, FX trading also finished the month in the red and there were few significant gains or losses. A long position in the Mexican peso against the US dollar lost out mid-month
despite the Banco de Mexico raising rates. A long position in the Indian rupee against the greenback, on the other hand, gained towards the end of the month.
As the quarter ended, markets appeared worried about the prospect of earlier than anticipated tapering of quantitative easing in the US, the highest German inflation rate in almost three decades, the potential default of Evergrande in China (the world’s most indebted real estate developer) and supply chain disruption characterised by queues for fuel in the UK. Broadly, this market worry did not suit the Partnership’s dominantly long positioning and resulted in a negative return, with losses in equities, fixed income and FX overcoming gains in energies. The macro-economic environment had its greatest impact on the Partnership’s generally risk-on
positioning in equities, and the effect was compounded by sector rotation. Worst performers were longs in the Australian SPI 200 and S&P 500 indices, while smaller gains were made in long Tokyo stock exchange and Nifty indices. Losses were also seen in the Partnership’s long credit positions, most notably in the US. Government bond yields, which rose for the second month running. The “dot plots” may have given an indication of the timing of future rises in the US, but elsewhere - Czech Republic for example - actual rises in interest rates came in ahead of market expectations. Long positions in Italian bonds caused the greatest losses, although there were small offsetting gains from a short in the UK
10-year
gilts. Rising US bond yields helped provide a tailwind to the US dollar. The Mexican peso declined against the greenback despite the Banco de Mexico raising rates for the third time this year, generating the asset class’s biggest loss in the Fund. A short in the Swiss franc, on the other hand, was beneficial. Commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component
that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month.
Three months ended June 30, 2021:
Risk assets and commodities surged ahead in April, spurred by good corporate earnings, a Federal Reserve in no hurry to withdraw stimulus, and the IMF lifting global growth forecasts for the second time in three months. This has fueled high demand for technology goods and led to a shortage of semiconductors, prompting frenetic attempts to increase capacity in East Asia as well as halting production for some auto manufacturers. Against this backdrop, the Partnership posted positive returns with gains dominated by commodities and equities, and offsetting losses in fixed income and FX. Long commodity positions continued to make hay as economic optimism lifted and talk of inflation in earnings calls increased, although long positions in coffee and gold made losses. Positive overall performance in equities was topped by longs in Australia’s SPI 200 and Taiwan’s MSCI indices. Longs in the Japan’s TSE index marginally detracted. Credit spreads also tightened, with gains dominated by short CDS positions in US indices. Fixed income yields in April took a respite from their recent rising theme, which resulted in a slight loss from the Partnership’s small aggregate short positions. Losses were dominated by Canadian and US instruments, while small gains were made in their European counterparts. Losses in FX trading were also small in aggregate, and individual gains or losses depended broadly on positioning against the US dollar. Long positions in the greenback against the Swiss franc and New Zealand dollar were worst hit as the US Federal Reserve struck a dovish tone and US Treasury yields declined. Similar reasoning played out well for US dollar shorts against the Euro and Canadian dollar.
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
Markets were shaken
mid-June
as the US Federal Reserve (‘Fed’) struck a more hawkish tone, with the ‘dot plot’ of policymakers’ projections now pointing to two interest-rate hikes in 2023 (where previously there were none). The US dollar rallied on the news, while commodities fell on the perception of lower inflation risk. Elsewhere, at the G7 summit in Cornwall, global leaders agreed to harmonize corporate tax rates. The

Partnership posted negative returns with losses from currency, metals and fixed income trading slightly outweighing gains from equities, credit and energies. Currency trading was hardest hit by the perceived more hawkish tone from the Fed, with losses experienced in a number of positions as the US dollar spiked. Worst offenders were euro and Canadian dollar longs versus the greenback, although a similar position in the Brazilian real profited as the country hiked rates by 75bp. In US bond markets, long positions in long-dated futures made small gains, while short positions in 2- and
5-year
futures lost out. A long position in the Eurodollar also contributed to losses. Equities’ path through the month was much smoother than currencies and bonds, and the Partnership’s long position in the Australian SPI 200 benefited. Bullishness for risk assets also fed into the Partnership’s credit positions, with gains being made across the board, most notably European 5y Crossover. Commodity performance was mixed. Long positions in agriculturals and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally. Nowhere was this more apparent than in gas markets on both sides of the Atlantic. Indeed, the long in US natural gas ended the month as the top performer across the Partnership.
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
Periods Ended September
 30, 2020
:
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

The Partnership’s Trading Value at Risk in Different Market Sectors
The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2021. As of September 30, 2021, the Partnership’s average quarter-end
capitalization was $93,244,842.

Quarter-Ended September 30, 2021
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	1,179,652	1.27%	1,433,681	985,334
Bonds	1,000,286	1.07%	1,163,652	857,365
Credit	3,513,988	3.77%	4,300,432	3,059,343
Currencies	1,125,129	1.21%	1,895,436	122,020
Energies	1,786,908	1.92%	1,997,299	1,393,385
Interest rates	259,730	0.28%	313,724	226,597
Metals	1,511,604	1.62%	1,848,583	1,276,556
Stock indices	4,153,023	4.45%	4,691,613	3,208,925
Total*	14,530,320	15.59%	17,644,420	11,129,525

*	Certain total amounts do not foot due to rounding.
Average, highest and lowest Value at Risk amounts relate to the quarter-end
amounts for the nine months ended September 30, 2021. Average capitalization is the Partnership’s average quarter-end
capitalization at the end of the nine months ended September 30, 2021.
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
The following were the primary trading risk exposures of the Partnership as of September 30, 2021, by market sector.
Fixed Income
. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Italy, United Kingdom, Germany and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that
G-7
interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.
Currencies
. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2021, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Swiss franc, Korean won, Australian dollar and Mexican peso.
Stock Indices
. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the
G-7
countries. As of September 30, 2021, the Partnership’s primary exposures were in the Tokyo Stock Exchange Index, Nikkei Index,
H-Shares
Index and the Singapore MSCI Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)
Metals
. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2021, the Partnership’s primary metals market exposures were in silver, gold, zinc and aluminum.
Agricultural
. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, coffee, wheat, soymeal and cotton accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2021.
Energy.
The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2021, the main exposures were in US natural gas, crude oil, gas oil and carbon emissions.
Qualitative Disclosures Regarding
Non-Trading
Risk Exposure
The following were the only
non-trading
risk exposures of the Partnership as of September 30, 2021.
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
The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2021, August 2021 and September 2021, the Partnership sold Class A Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $50,000, 282,800 and $0, respectively. On the first business day of July 2021, August 2021 and September 2021, the Partnership sold Class A Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2021, August 2021 and September 2021, the Partnership sold Class B Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $187,400, $0 and $0, respectively. On the first business day of July 2021, August 2021 and September 2021, the Partnership sold Class B Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.]
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
non-cash
transfers, during the three months ended September 30, 2021:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2021	—	—	—	—
August 2021	—	—	$97,217	—
September 2021	$179,797	—	$172,450	—
TOTAL	$179,797	—	269,667	—

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on May 17, 2021, for the quarterly period ended June 30, 2014, with the Partnership’s Quarterly Report on Form
10-Q.

10.4	Form of Omnibus US Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2021.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Doug Hamilton

Vice President

By: /s/ Colin Bettison

Principal Financial Officer