Form 10-K
period 2021-12-31
MAN AHL DIVERSIFIED I LP
filed 2022-03-31
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
000-53043
Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Man Investments (USA) Corp. 452 5 th Avenue 27 th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
 649-6600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	none	none
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
Not applicable.
Documents Incorporated by Reference
The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2021 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form
10-K.

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
Man-AHL
(USA) Limited. The General Partner controls and manages the business of the Partnership, but has otherwise delegated its investment management authority and commodity pool operator responsibilities with respect to the Partnership to the Trading Advisor. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 452 5 th
Ave., 27
th
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
Item 1A.    Risk Factors.
Risk of Loss
. Investing in the Partnership is speculative and involves substantial risks. You should not invest unless you can afford to lose your entire investment.
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
Model and Data Risk
. The Trading Advisor relies heavily on proprietary mathematical quantitative models (each a “Model” and collectively, “Models”) and data developed both by the Trading Advisor and those supplied by third parties (collectively, “Data”) rather than granting trade-by-trade
discretion to the Trading Advisor’s investment professionals. In combination, Models and Data are used to construct investment decisions, to value both current and potential investments (including, without limitation, for trading purposes, and for the purposes of determining the Net Asset Value of the Partnership), to provide risk management insights and to assist in hedging the Partnership’s positions and investments. Models and Data are known to have errors, omissions, imperfections and malfunctions (collectively, “System Events”).
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
Trade Error Risk
. The complex execution modalities operated by the Trading Advisor and the speed and volume of trading invariably result in occasional trades being executed which, with the benefit of hindsight, were not required or intended by the execution strategy or occasional trades not being executed when they should have been. To the extent a trade error is caused by counterparty, such as a broker, the Trading Advisor generally, to the extent reasonable and practical, attempts to recover any loss associated with such trade error from such counterparty. To the extent a trade error is caused by the Trading Advisor, a formalized process is in place for the documentation and resolution of such trade errors. Given the volume, diversity and complexity of transactions executed by the Trading Advisor on behalf of the Partnership, investors should assume that trade errors will occur on occasion. If such trade errors result in gains to the Partnership, such gains will generally be retained by the Partnership. However, if a trade error result in losses, they will be borne by the Trading Advisor in accordance with its internal policies unless otherwise determined by the General Partner.
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
The CFTC requires, and the SEC may in the future require, certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. The overall impact of EMIR and the Reform Act on the Partnership remains uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.
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
 Information
.
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
(b)
Holders
.
As of December 31, 2021, there were 269 holders of Class A Units, 30 holders of
Class A-2
Units, 298 holders of Class B Units and 0 holders of
Class B-2
Units.
(c)
Dividends
.
No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.
(d)
Securities Authorized for Issuance Under Equity Compensation Plans
.
None.
(e)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
.
The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2021, November 2021 and December 2021, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $0, $0 and $377,000, respectively;
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
(f)
Issuer Purchases of Equity Securities
.
Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end
Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2021:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2021	$400,000	—	$12,550	—
November 2021	$684,272	—	$78,362	—
December 2021	$120,787	—	$110,000	—

TOTAL	$1,205,059	—	$200,912	—

Item 6.    Selected Financial Data.
The following is a summary of operations for the fiscal years 2021, 2020, 2019, 2018 and 2017 and total assets of the Partnership at December 31, 2021, 2020, 2019, 2018 and 2017.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenue:*
Total net realized and unrealized gains (losses)	12,312,822	$9,655,632	$13,208,515	$1,245,752	$18,205,710
Interest income	$59,757	510,991	1,856,022	1,764,072	854,933
Other Income	—	4,845	102,311	—	—
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	2,741,440	2,603,364	2,811,368	3,276,649	3,796,264
Servicing fees	918,065	871,180	941,605	1,098,660	1,272,301
Brokerage commissions	143,451	138,727	190,659	284,613	486,447
Administrative expenses	939,538	869,967	915,399	1,182,114	909,312
Net income (loss)	$7,630,085	$5,688,230	$10,307,877	$(2,832,242)	$12,596,319
Total assets	$88,987,086	$86,720,650	$92,358,800	$105,907,806	$122,096,273
Total Partnership capital	$88,174,579	$84,817,626	$90,128,836	$99,736,784	$119,598,097
Net Asset Value per outstanding unit — Class A — Series 1	$4,402.83	$4,040.79	$3,773.02	$3,379.30	$3,449.91
Net Asset Value per outstanding unit — Class A — Series 2	$5,166.02	$4,682.16	$4,317.43	$3,818.72	$3,849.96
Net Asset Value per outstanding unit — Class B — Series 1	$4,402.64	$4,040.61	$3,772.86	$3,379.15	$3,449.76
Net Asset Value per outstanding unit — Class B — Series 2	—	$—	$—	$3,604.14 ***	$3,850.01
Increase (decrease) in Net Asset Value per Class A — Series 1 unit^	$372.99	$237.00	$387.36	$(70.61)	$315.48
Increase (decrease) in Net Asset Value per Class A — Series 2 unit^	$477.27	$395.07	$511.82	$(31.24)	$396.34
Increase (decrease) in Net Asset Value per Class B — Series 1 unit^	$369.12	$253.32	$394.51	$(70.61)	$305.71
Increase (decrease) in Net Asset Value per Class B — Series 2 unit***	—	$—	$—	$(245.87)	$410.60

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
During its operations through December 31, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.
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

Allocations by Market Sector
The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2021. The Partnership’s capitalization was $88,174,579 as of December 31, 2021. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2021
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,712,906.13	1.94%
Bonds	$709,469.28	0.80%
Credit	$1,886,923.52	2.14%
Currencies	$2,774,213.99	3.15%
Energy	$908,861.28	1.03%
Interest rates	$450,660.78	0.51%
Metals	$1,525,788.13	1.73%
Stock indices	$3,839,600.42	4.35%

Total*	$13,808,423.51	15.66%

*	Total amount does not foot due to rounding.
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

	2021 31-Dec -21	2020 31-Dec -20
Ending Equity	$88,174,579	$84,817,626

2021
Net assets increased $3,356,953 for the year ended December 31, 2021. This increase was attributable to subscriptions in the amount of $1,956,330, redemptions in the amount of $6,229,462 and net income from operations of $7,630,085.
For the year ended December 31, 2021, the Partnership accrued or paid total expenses of $4,742,496, including $918,065 in servicing fees, $2,741,440 in General Partner administrative fees and Trading Advisor management fees, and $1,082,989 in other expenses. and interest of $59,757 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances.
The Net Asset Value of a Class A Unit increased by $362.04 to $4,402.83. The Net Asset Value of a Class B Unit increased by $362.03 to $4,402.64. The Net Asset Value of a
Class A-2
Unit increased by $483.86 to $5,166.02.
The Partnership’s equity trading opened the year marginally positive, as gains accrued from longs in North American capital goods and Taiwanese indices, offsetting losses from a short position in the VIX volatility index. Continuing the trend the partnership experienced strong equity performance in February and March, with positions in the S&P TSX 60 and Nikkei futures being top performers February and long equity positions as well as positions in Sweden’s OM index and Germany’s Dax indices leading the way in March. A short VIX volatility position was also beneficial in March. To start the second quarter, April saw positive overall performance in equities, topped by longs in Australia’s SPI 200 and Taiwan’s MSCI indices, while longs in the Japan’s TSE index marginally detracted. In May, trading in equities finished slightly down, as longs in Taiwanese indices generated losses to offset gains from a long in the Canadian TSX index. In June, the Partnership’s long position in the Australian SPI 200 was a top performer. Although many equity indices ended July in positive territory, overall, net long positioning led to negative performance for the asset class, led by the MSCI EM and Russell 2000 indices, although there were pockets of strength in trading the Swedish OM and NASDAQ 100 indices. In August, the Partnership’s dominantly long positions were profitable, lead by a position in India’s Nifty Index, while a long in the Singapore MSCI Index was down. In September, the Partnership’s equity positions were down, with the worst performers being longs in the Australian SPI 200 and S&P 500 indices, while smaller gains were made in long Tokyo stock exchange and Nifty indices. To start the third quarter, long positions in the S&P 500 and Toronto Stock Exchange 60 indices did best for the Partnership, while Japanese indices such as the Nikkei 225 underperformed. In November, a sell-off
in equities towards the end of the month hurt the Partnership’s dominantly long positioning. Worst affected were longs in the MSCI EAFE and the Singapore MSCI Index which lost almost 7% on the month. December saw equities shrug off their November Omicron coronavirus variant woes with the S&P 500, for example, hitting an all-time
high. Top performers were longs in Taiwan’s MSCI index alongside Canada’s S&P TSX 60 index. FTSE China A50 index futures attributed negatively on the month.
The Partnership’s fixed income trading opened 2021 by posting a loss, driven by the Partnership’s broadly long positions in US bonds, which more than offset the gains posted in its short position in long-dated bonds. In February, fixed income positions generated a positive return as positioning shifted from net long to net short mid-way
through the month, with top performers being shorts in German bunds and Australian
10-year
bonds, while losses were led by Italian
10-year
bonds which switched positions from long to short as the month progressed. A small positive return was seen in March, as gains from short positions in 10y and 30y US treasuries offset losses from short positions in German 5y and 10y bonds. The start to the second quarter small aggregate losses were dominated by Canadian and US instruments, while small gains were made in their European counterparts. Similarly, in May and June, the Partnership experienced losses, with gains from US 2yr and 5yr treasuries being slightly offset by losses from shorts in UK and longs in Canadian bonds, and long positions in long-dated futures making small gains, while short positions in
2-
and
5-year
futures losing out, respectively. The trend changed course in July, as dominantly long fixed income positions were top performers for the Partnership, led by positions in Italian, German, and French
10-year
bonds. Fixed income positions detracted in August; European bonds fared the worst, with German, French, and Italian bonds all selling-off
to the detriment of the Partnership’s long positions, while a long in Australian
10-year
bonds generated a small profit. The losing trend continued to finish out the third quarter, as losses were seen in the Partnership’s long US. Government positions, though long positions in Italian bonds caused the greatest losses. In October, gains in fixed income were predominantly driven by shorts: Australian bond short positions benefitted, as did short positions in Euribor and Short Sterling, though trading ended in the red with losses from short positions in long-dated bonds in the US. November saw plenty of volatility in fixed income markets, as shorts in Italian and Australian
10-year
bonds posted losses, while a long position in longer-dated German bond futures provided a small offsetting gain. To end the year, December saw long positions in German bonds and a short position in Italian
10-year
bonds generate losses that offset marginal gains in a position in Canadian 10y bonds.
The Partnership’s currency trading started the year down in January, when the Partnership’s short positions in the US dollar against the South African rand and Japanese yen were down, and longs in the Chinese renminbi and Indian rupee only made token gains. The losses continued in February, as long Australian dollar positions versus both the US dollar and Japanese yen and long positions in the Swiss franc versus the US dollar mitigated some losses from long positions in the Indian rupee, EURO Mexican Peso and Japanese yen against the US dollar, though FX trading turned a corner in March to finish the first quarter up, with short positions in the Swiss franc and Japanese yen against the US dollar, as well as a short position in the Euro against the Canadian dollar, the top performers. April’s losses in FX trading were small in aggregate, as long positions in the greenback against the Swiss franc and New Zealand dollar outweighed profitable US dollar shorts against the Euro and Canadian dollar. In May, FX took a profitable turn, and the Partnership’s position in the South African rand lead gains, which were bolstered by gains in the British pound against the US dollar and the Japanese yen. June saw currency trading take a hard hit, with losses experienced in a number of positions as the US dollar spiked. Worst offenders were euro and Canadian dollar longs versus the greenback, although a similar position in the Brazilian real profited as the country hiked rates by 75bp. Over the third quarter, FX trading posted losses each month. In July, losses came predominantly from a long Brazilian real position against the US dollar, which were not offset from gains made through shorts in the Australian dollar against both the greenback and Great British pound. In August, a long position in the Mexican peso against the US dollar lost out mid-month,
and a long position in the Indian rupee against the greenback, on the other hand, gained towards the end of the month. To finish out the quarter, in September, gains from the Partnership’s short position in the Swiss franc could not offset large losses as the Mexican peso declined against the US dollar. For the last quarter of the year, the Partnership’s FX positions were profitable in October, with a short in the Japanese yen versus the US dollar leading the way, though shorts in the Swiss franc and Norwegian krone against the US dollar generated losses. In November, the Partnership saw the FX trading post losses, with the worst performing currency pair being a long Canadian dollar versus US dollar, while a short Norwegian krone position, also against the greenback, generated a gain. Finally, to finish the year, the Partnership’s short emerging-market and commodity currency positions against the US dollar did not fair too well, with the worst performers being the Australian dollar and Mexican peso (both against the US dollar), while a short Japanese yen, also against the greenback, generated a small offsetting gain.
Commodities were the bright spot for the Partnership in January. Long soyabeans and corn were the top contributors to the Partnership’s gains, as well as crude oil, which rose over 7% on the month, benefitting the Partnership’s long positions. Similarly in February, commodity positions were top performers for the Partnership as crude oil rose almost 20% and sugar rose 10% on the month, and the Partnership’s copper position was the top performer in the entire portfolio rising 15%, offsetting losses from a short position in natural gas. Reversing course from February, the Partnership’s commodities trading ended March down as the Partnership’s long positions, most notably in agricultural commodities such as cocoa and sugar, and metals such as nickel, posted the largest losses, while small offsetting gains were made in individual markets such as lean hogs and palladium. In April, long commodity positions continued their gains, although long positions in coffee and gold made losses. May similarly saw gains in long positions in crude and oil, carbon emissions, metals such as copper, silver, aluminum and gold. The main detractor in the commodities complex was a long in wheat, which retraced half of April’s 20% gain. In June, commodity performance was mixed, as long positions in agriculturals and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally, and a long in US natural gas ended the month as the top performer across the Partnership. July’s top performer overall was the Partnership’s positions in natural gas, and long coffee positions also provide gains to offset losses in sugar and corn. August again saw profits in the Partnership’s long positions in natural gas, though the positions in the oil complex incurred losses. That same month, the Partnership’s sugar position generated a gain, while a long copper position generated a loss. In September, commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component
that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month. October continued to see gains in commodities trading, where energies generated a positive return, mainly through shorts in German power and longs in the oil complex with WTI crude, for example, rising 11%. Long positions in US natural gas lost out as prices fell by 7% after September’s 34% rise. Trading in agricultural commodities scraped into the black while metals trading was detrimental in aggregate, particularly from gold and silver. In November, the Partnership’s long positions across the crude complex saw losses, as well as its long gold position, while a gain was made from a long coffee position. Long commodity positions also generated gains in aggregate in December, led by positions in energy and corn. A short silver position was loss-generating as the price of the precious metal remained rangebound.
The first two months of the first quarter saw mostly losses for the Partnership’s credit trading, as short CDS positions in European high-yield and US investment grade names posted losses in January and short CDS positions in US high yield names generated a small gain while similar positioning in US investment names generated a marginally larger loss in February. This trend reversed in March, as long credit positions in Europe saw gains. To start the second quarter, credit spreads tightened, and gains were dominated by short CDS positions in US indices. In May, these gains continued, and the Partnership saw a small gain from its credit positions, which continued into June as bullishness for risk assets also fed into the Partnership’s credit positions, with gains being made across the board, most notably European 5y Crossover. In July, credit trading finished the month down, though reversed course in August as credit spreads tightened over the month, benefitting long credit positions, most notably the US investment grade CDS index. In the fourth quarter, credit trading finished October in the red, with a long credit position in the European 5y Crossover iTraxx index the worst performer. This continued into November, where losses were seen across all of the Partnership’s long credit positions. To end the year, the Partnership’s credit trading made back some gains with its long credit positions, most notably in US high yield and investment grade indices.

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
The Net Asset Value of a Class A Unit increased by $393.72 to $3,773.02. The Net Asset Value of a Class B Unit increased by $498.71 to $4,317.43. The Net Asset Value of a
Class A-2
Unit increased by $393.71 to $3,772.86.
In the first quarter of 2019, equity trading proved to be a poor performer for the Partnership, as large losses in January driven by the sharp trend reversal in the equity markets’ 2018 performance battered the Partnership’s short positioning. In February and March, the slightly positive returns in the Partnership’s equity positions were mainly driven by the Partnership’s long positions in indices. During the second quarter, the Partnership’s net long equities position made equities the top performing asset class in April, however, a sharp reversal occurred in May as the Partnership’s previously profitable long positions suffered losses that were further exacerbated by losses in the Partnership’s short positions in VIX futures. In June, long stock index positions recovered from their downturn in May and finished slightly positive. Third quarter trading saw further losses in the Partnership’s equity positions as long positions in the Australian SPI 200 futures and the FTSE 100 generated notable losses in August, followed by a mixed performance consisting of losses from longs in the Russell 2000 and Korean KOSPI indices and gains in longs in Euro-STOXX and Australian SPI 200 in September. The Partnership’s fourth quarter equity trading reversed course and saw gains in all three months. In October, minor gains came from index longs in Swedish, Taiwanese and Japanese equity futures. November and December both saw notable gains in equity trading as equity indices continued to reach all-time
highs. The Partnership’s dominantly long equity positions in the Australian SPI 200, S&P500 and NASDAQ 100 drove much of the gains in November, and the Partnership’s long stock index positions, as well as positions in emerging market equities, generated strong gains for the Partnership in December.
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

The Partnership’s Trading Value at Risk in Different Market Sectors
The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2021. During 2021, the Partnership’s average quarter-end
capitalization was $91,977,277.

Fiscal Year 2021
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,312,965.42	1.43%	$1,721,618	$985,334
Bonds	$927,581.72	1.01%	$1,163,652	$713,078
Credit	$3,107,221.56	3.38%	$4,300,432	$1,896,520
Currencies	$1,537,400.48	1.67%	$2,788,323	$122,020
Energies	$1,567,396.54	1.70%	$1,997,299	$913,484
Interest rates	$307,462.58	0.33%	$452,953	$226,597
Metals	$1,515,149.89	1.65%	$1,848,583	$1,276,556
Stock indices	$4,074,667.40	4.43%	$4,691,613	$3,208,925
Total*	$14,349,845.59	15.60%	18,964,473	$9,342,513
The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2020. During 2020, the Partnership’s average quarter-end
capitalization was $ 87,152,773.

Fiscal Year 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,059,892	1.22%	$1,280,651	$909,456
Bonds	$1,433,257	1.64%	$2,070,593	$672,596
Credit	$538,939	0.62%	$723,836	$227,288
Currencies	$1,822,763	2.09%	$2,777,315	$880,521
Energies	$855,823	0.98%	$1,042,110	$659,035
Interest rates	$1,109,238	1.27%	$2,403,527	$509,723
Metals	$1,399,026	1.61%	$1,982,019	$1,123,559
Stock indices	$2,448,212	2.81%	$4,676,287	$965,589
Total*	$10,667,150	12.24%	$16,956,338	$5,947,767
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
The following were the primary trading risk exposures of the Partnership as of December 31, 2021, by market sector.
Fixed Income
. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Italy, United Kingdom, Germany, and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that
G-7
interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.
Currencies
. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2021, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Euro, Australian Dollar and Korean Won.
Stock Indices
. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the
G-7
countries. As of December 31, 2021, the Partnership’s primary exposures were in the Australian SPI 200, Taiwan MSCI, Chinese
H-shares
and FTSE 100 indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)
Metals
. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2021, the Partnership’s primary metals market exposures were in silver, copper, aluminum and gold.
Agricultural
. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, coffee, cocoa and sugar accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2021.
Energy.
The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2021, the main exposures were in crude oil, gas oil, carbon emissions and gasoline.
Qualitative Disclosures Regarding
Non-Trading
Risk Exposure
The following were the only
non-trading
risk exposures of the Partnership as of December 31, 2021.
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
Auditor PCAOB ID Number: 1655
Auditor Name: Ernst & Young Ltd.
Auditor Location: Cayman Islands

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2021 and 2020. This information has not been audited.

	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021

Interest income*	12,028	15,512	15,232	16,985

Net Realized and Unrealized Gains (Losses)*	(4,297,838)	(612,365)	8,987,069	8,235,956

Expenses**	(1,161,663)	(1,188,836)	(16,752,807)	(1,110,907)

Net Income (Loss)	(5,459,501)	(1,801,201)	(7,765,738)	7,125,049

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(271.18)	(89.55)	381.90	340.36

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(302.09)	(87.20)	457.50	422.12

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(272.36)	(89.32)	383.82	339.74

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	--	--	--	--

	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020

Interest income*	22,556	27,339	129,456	331,640

Other Income*	-	4,845	-	-

Net Realized and Unrealized Gains (Losses)*	9,463,661	(1,256,551)	(7,444,804)	8,893,326

Expenses**	(1,089,827)	(1,054,387)	(1,103,293)	(1,235,731)

Net Income (Loss)	8,396,390	(2,278,754)	(8,418,641)	7,989,235

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	384.61	(98.84)	(361.66)	327.51

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	480.34	(103.97)	(400.97)	410.05

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	383.56	(100.67)	(360.61)	334.42

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	-	-	-	-

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.
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
is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2021, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.
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
Mr. Shanta Puchtler is the president and principal executive officer of the General Partner, and Mr. Christopher Guarnotta is principal financial officer of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.
Shanta Puchtler
, born October 1965, is President of Man Group and a member of the Man Group Senior Executive Committee. He also leads Man Group’s Data Science group as well as the firm’s Quantitative Alpha Research Lab in Sofia, Bulgaria. Previously, Shanta was CEO of Man Numeric and prior to that, co-CIO
and Head of Research, directing research efforts focused on new alpha sources, product design and risk modelling. Prior to joining Man Numeric in 1999 as a research analyst, Shanta was an electronic commerce technology analyst at Forrester Research, a Cambridge, Massachusetts-based market research firm. He also co-founded
an electronic commerce company, which focused on the analysis of on-line
buying behavior. Shanta received a Bachelor of Arts degree in computer science from Dartmouth College, graduating summa cum laude, and is a CFA charterholder.
Christopher Guarnotta
, born July 1982, is Head of Middle Office Accounting at Man Numeric based in Boston, responsible for overseeing the shadow accounting, NAV and reconciliations of the operations team. Chris joined Man Numeric in 2014. Before that, he was at Battery march Financial Management and State Street. Chris holds a Bachelor of Science degree from Providence College.
(c)
Identification of Certain Significant Employees
None.
(d)
Family Relationships
None.
(e)
Business Experience
See Item 10 (a, b) above.
(f)
Involvement in Certain Legal Proceedings
None.
(g)
Promoters and Control Persons
Not applicable.
(h)
Code of Ethics
The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted a Global Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of this Global Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 452 5 th
Ave., 27
th
Floor, New York, NY 10018 or by calling: (212)
649-6600
(ask for the Chief Legal Officer).

(i)
Audit Committee Financial Expert
Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Christopher Guarnotta, principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Guarnotta is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.
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
(c)
Security
 Ownership
 of
 Management
The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2021, the General Partner’s interest in the Partnership was valued at $820,573 which constituted 0.93% of total partners’ capital.
As of December 31, 2021 no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $2,741,440 for the year ended December 31, 2021. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2021. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $918,065 in servicing fees for the year ended December 31, 2021. The General Partner’s interest in the Partnership earned net Income of $67,475 for the year ended December 31, 2021.
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
Item 14.    Principal Accounting Fees and Services.
(1)
Audit Fees
The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2021 and 2020 were approximately $276,640 and $266,000, respectively.
(2)
Audit-Related Fees
There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2021 and 2020.
(3)
Tax Fees
The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2021 and 2020 were approximately $231,000 and $221,000, respectively.
(4)
All Other Fees
None.
(5)
Pre-Approval
Policies
Neither the Partnership nor the General Partner has an audit committee to pre-approve
accountant and auditor fees and services. In lieu of an audit committee, the principals of the General Partner pre-approve
all billings prior to the commencement of services.

28

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
(a)(3)
Exhibits
 as
 required
 by
 Item
 601
 of
 Regulation
 S-K
The following exhibits are included herewith.

Designation	Description

13.1	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of President, Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

Signature	Title with General Partner	Date

/s/ Shanta Puchtler Shanta Puchtler	President, Principal Executive Officer	March 30, 2022

/s/ Christopher Guarnotta Christopher Guarnotta	Principal Financial Officer	March 30, 2022
(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)
Man Investments (USA) Corp.
General Partner of Registrant
March 30, 2022

By	/s/ Shanta Puchtler
Shanta Puchtler
President, Principal Executive Officer

30

(a)	At December 31, 2021 and December 31, 2020
(b)	For the years ended December 31, 2021, 2020 and 2019

F-1

Report of Independent Registered Public Accounting Firm
To the Limited Partners and General Partner of Man-AHL Diversified I L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Grand Cayman, Cayman Islands
March 30, 2022

F-2

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020

ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$88,756,299		$85,406,017

Due from Man-AHL Diversified Trading Company L.P.	230,787		1,314,633

Total assets	$88,987,086		$86,720,650

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Redemptions payable	$230,787		$1,314,633

Management fees payable	217,586		212,244

Servicing fees payable	72,877		71,065

Accrued expenses and other liabilities	291,257		305,082

Total liabilities	812,507		1,903,024

PARTNERS’ CAPITAL:

General Partner - Class A Series 1 (186.37 units outstanding at December 31, 2021 and December 31, 2020)	820,573		753,098

Limited Partners - Class A Series 1 (12,777.64 and 13,570.15 units outstanding at December 31, 2021 and December 31, 2020, respectively)	56,257,765		54,834,087

Limited Partners - Class A Series 2 (960.65 and 970.09 units outstanding at December 31, 2021 and December 31, 2020, respectively)	4,962,742		4,542,124

Limited Partners - Class B Series 1 (5,935.87 and 6,110.04 units outstanding at December 31, 2021 and December 31, 2020, respectively)	26,133,499		24,688,317

Total partners’ capital	88,174,579		84,817,626

Total liabilities and partners’ capital	$88,987,086		$86,720,650

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,402.83	*	$4,040.79	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,166.02	*	$4,682.16	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,402.64	*	$4,040.61	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

F-
3

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	2021	2020	2019

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$59,757	$510,991	$1,856,022
Other income	-	4,845	102,311
Brokerage commissions	(143,451)	(138,727)	(190,659)
Interest expense	(165,117)	(149,585)	(194,333)
Administration fees	(55,932)	(45,709)	(67,900)
Professional fees	(163,720)	(196,640)	(143,129)
Shareholder expenses	(84,036)	(110,113)	(95,145)
Other expenses	(42,935)	(37,622)	(43,243)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(595,434)	(162,560)	1,223,924

PARTNERSHIP EXPENSES:
Management fees	2,741,440	2,603,364	2,811,368
Servicing fees	918,065	871,180	941,605
Professional fees	187,964	8,424	245,000
Other expenses	239,834	321,874	126,589

Total partnership expenses	4,087,303	3,804,842	4,124,562

Net investment loss	(4,682,737)	(3,967,402)	(2,900,638)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	20,383,345	7,179,551	15,093,794
Net change in unrealized trading gains (losses) on securities	(2,128)	3,599	479
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(8,068,395)	2,472,482	(1,885,758)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	12,312,822	9,655,632	13,208,515

NET INCOME (LOSS)	$7,630,085	$5,688,230	$10,307,877

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)
CLASS A Series 1	$372.99	$237.00	$387.36

CLASS A Series 2	$477.27	$395.07	$511.82

CLASS B Series 1	$369.12	$253.32	$394.51

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	13,252.85	15,324.07	16,992.92

CLASS A Series 2	959.47	925.12	1,307.19

CLASS B Series 1	6,038.58	6,675.17	7,747.43

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

F-
4

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

Subscriptions	1,464,930	315	-	-	115,000	20	376,400	84	1,956,330	419

Transfers	-	-	-	-	-	-	-	-	-	-

Redemptions	(4,916,950)	(1,107)	-	-	(152,315)	(29)	(1,160,197)	(258)	(6,229,462)	(1,394)

Net income (loss)	4,875,698	-	67,475	-	457,933	-	2,228,979	-	7,630,085	-

PARTNERS’ CAPITAL

December 31, 2021	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861

PARTNERS’ CAPITAL

January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760

Subscriptions	2,678,841	709	-	-	362,002	86	1,367,830	353	4,408,673	1,148

Transfers	-	-	-	-	-	-	-	-	-	-

Redemptions	(10,724,256)	(2,855)	-	-	-	-	(4,683,857)	(1,217)	(15,408,113)	(4,072)

Net income (loss)	3,581,864	-	49,905	-	365,491	-	1,690,970	-	5,688,230	-

PARTNERS’ CAPITAL

December 31, 2020	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

PARTNERS’ CAPITAL

January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$99,736,784	29,272

Subscriptions	1,074,998	264	-	-	-	-	220,749	60	1,295,747	324

Transfers	32,658	10	-	-	-	-	(32,658)	(10)	-	-

Redemptions	(11,169,571)	(3,157)	-	-	(3,947,134)	(973)	(6,094,867)	(1,706)	(21,211,572)	(5,836)

Net income (loss)	6,509,025	-	73,380	-	669,040	-	3,056,432	-	10,307,877	-

PARTNERS’ CAPITAL

December 31, 2019	$59,297,638	15,706	$703,193	186	$3,814,631	884	$26,313,374	6,984	$90,128,836	23,760

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

F-
5

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 7,630,085	$5,688,230	$10,307,877

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in Man-AHL Diversified Trading Company L.P.	(560,162)	(738,452)	(57,742)
Sales of investments in Man-AHL Diversified Trading Company L.P.	10,011,114	15,869,674	28,039,187

Net gain (loss) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(11,717,388)	(9,493,072)	(14,432,439)

Changes in assets and liabilities:

Management fees payable	5,342	(14,512)	(31,209)

Servicing fees payable	1,812	(4,782)	(10,632)

Accrued expenses and other liabilities	(13,825)	(43,337)	(7,005)

Net cash provided by operating activities	5,356,978	11,263,749	23,808,037

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	1,956,330 *	4,408,673 *	1,295,747 *

Payments on redemptions	(7,313,308)	(15,672,422)	(25,103,784)

Net cash used in financing activities	(5,356,978)	(11,263,749)	(23,808,037)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - Beginning of year	-	-	-

CASH - End of year	$-	$-	$-

*	Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2021, 2020 and 2019 of $7,370, $44,000 and $20,250, respectively.

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

F-
6

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
2.    SIGNIFICANT ACCOUNTING POLICIES
The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Partnership and the Trading Company and determined that the Partnership and the Trading Company meet the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,
Financial Services -Investment Companies
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

F-
7

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2021 and December 31, 2020, the Partnership owned 3,931.35 and 4,308.36 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at December 31, 2021 and December 31, 2020 was 57.16% and 69.95%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of December 31, 2021 and December 31, 2020, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2021, 2020 and 2019, no incentive fees were earned by the Advisor.
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

F-
8

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
Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2021, 2020 and 2019. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2021, 2020 and 2019.
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

F-
9

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5.    FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:

Beginning net asset value	$4,040.79	$4,682.16	$4,040.61	$3,773.02	$4,317.43	$3,772.86	$3,379.30	$3,818.72	$3,379.15

Income (loss) from investment operations:

Net investment loss	(232.93)	(204.03)	(232.59)	(175.46)	(144.61)	(174.74)	(113.84)	(72.65)	(114.01)

Net realized and change in unrealized gains (losses) on trading activities	594.97	687.89	594.62	443.23	509.34	442.49	507.56	571.36	507.72

Total income (loss) from investment operations	362.04	483.86	362.03	267.77	364.73	267.75	393.72	498.71	393.71

Ending net asset value	$4,402.83	$5,166.02	$4,402.64	$4,040.79	$4,682.16	$4,040.61	$3,773.02	$4,317.43	$3,772.86

Ratios to average partners’ capital 1 :

Expenses other than incentive fees	5.24%	3.95%	5.23%	5.21%	3.85%	5.18%	5.21%	4.25%	5.23%

Total expenses	5.24%	3.95%	5.23%	5.21%	3.85%	5.18%	5.21%	4.25%	5.23%

Net investment loss	(5.17)%	(3.88)%	(5.16)%	(4.61)%	(3.30)%	(4.59)%	(3.15)%	(1.80)%	(3.16)%

Total return:

Total return before incentive fees	8.96%	10.33%	8.96%	7.10%	8.45%	7.10%	11.65%	13.06%	11.65%

Total return after incentive fees	8.96%	10.33%	8.96%	7.10%	8.45%	7.10%	11.65%	13.06%	11.65%

1	Includes amounts allocated from the Trading Company.
2	Ending NAV per share is calculated immediately prior to the final redemption.
Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

F-1
0

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
7.    SUBSEQUENT EVENTS
For the period subsequent to December 31, 2021, through March
30
, 2022, the date the financial statements were issued, the Partnership recorded no limited partner subscriptions and limited partner redemptions of $138,781.
The General Partner has evaluated the impact of subsequent events on the Partnership through March
30
, 2022, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

F-1
1

Report of Independent Registered Public Accounting Firm
To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company at December 31, 2021 and 2020, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Trading Company’s management. Our responsibility is to express an opinion on the Trading Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trading Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trading Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trading Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Ernst & Young Ltd.
We have served as the Trading Company’s auditor since 2012.
Grand Cayman, Cayman Islands
March 30, 2022

F-12

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
ASSETS

Equity in trading accounts:

Net unrealized trading gains on open futures contracts	$640,092	$4,838,679

Net unrealized trading gains on open forward contracts	892,230	4,301,897

Net unrealized trading gains on open swap agreements	410,432	3,613,210

Net premiums paid on credit default swap agreements	19,471,044	4,418,752

Due from brokers	19,627,962	15,192,032

Total equity in trading accounts	41,041,760	32,364,570

Cash and cash equivalents	6,116,005	11,507,859

Investment in securities, at fair value (cost $119,992,845 and $79,986,217 at December 31, 2021 and December 31, 2020, respectively)	119,994,033	79,991,450

Total assets	$167,151,798	$123,863,879

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized trading losses on open forward contracts	$793,119	$-

Net unrealized trading losses on open swap agreements	-	8,453

Net premiums received on credit default swap agreements	9,735,522	-

Due to brokers	688,536	120,565

Redemptions payable to Man-AHL Diversified I L.P.	230,787	1,314,633

Redemptions payable to Man-AHL Diversified II L.P.	123,248	-

Accrued expenses and other liabilities	310,983	316,018

Total liabilities	11,882,195	1,759,669

PARTNERS’ CAPITAL:

Limited Partners (6,877.47 and 6,159.62 units outstanding at December 31, 2021 and December 31, 2020, respectively)	155,269,603	122,104,210

Total partners’ capital	155,269,603	122,104,210

Total liabilities and partners’ capital	$167,151,798	$123,863,879

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$22,576.55	$19,823.33

See notes to financial statements.

F-1
3

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2021		December 31, 2020
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$289,920	0.2	$2,018,724	1.6
Currencies	(55,551)	(0.0)	-	-
Energy	349,691	0.2	606,148	0.5
Indices	826,702	0.5	1,104,307	0.9
Interest Rates	(416,001)	(0.3)	338,024	0.3
Metals	122,005	0.1	827,030	0.7

Total futures contracts - long	1,116,766	0.7	4,894,233	4.0

FUTURES CONTRACTS - Short:
Agricultural	$(82,985)	(0.1)	(74,188)	(0.1)
Currencies	-	0.0	38,179	0.1
Energy	21,440	0.0	(16,895)	(0.0)
Indices	5,576	0.0	20,850	0.0
Interest Rates	110,255	0.1	(23,500)	(0.0)
Metals	(530,960)	(0.3)	-	-

Total futures contracts - short	(476,674)	(0.3)	(55,554)	0.0

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$640,092	0.4	$4,838,679	4.0

FORWARD CONTRACTS - Long:
Australian dollars	$380,623	0.2	$1,042,637	1.0
Brazilian real	193,804	0.1	64,704	0.1
Mexican peso	567,451	0.4	402,856	0.3
Turkish lira	-	-	59,332	0.0
New Zealand dollars	109,703	0.1	389,111	0.3
South African rand	(30,035)	(0.0)	504,674	0.4
South Korean won	(125,051)	(0.1)	507,591	0.4
U.K. pound	562,999	0.4	644,027	0.5
Other	(26,157)	(0.0)	2,006,722	1.6

Total long forward contracts vs USD	1,633,337	1.1	5,621,654	4.6

FORWARD CONTRACTS - Short:
Australian dollars	$(506,646)	(0.3)	$(207,750)	(0.2)
Brazilian real	(240,367)	(0.2)	10,568	0.0
Mexican peso	(920,680)	(0.6)	(71,285)	(0.1)
Turkish lira	-	0.0	(47,022)	(0.0)
New Zealand dollars	(46,346)	(0.0)	(129,739)	(0.1)
South African rand	(24,454)	(0.0)	(27,164)	(0.0)
South Korean won	121,531	0.1	(188,367)	(0.2)
U.K. pound	(317,649)	(0.2)	(490,252)	(0.4)
Other	205,310	0.1	(1,244,279)	(1.0)

Total short forward contracts vs USD	(1,729,301)	(1.1)	(2,395,290)	(2.0)

Forward contracts - Cross currencies	(84,606)	(0.1)	416,431	0.3
Forward contracts - Metal non USD	279,681	0.2	659,102	0.5

	195,075	0.1	1,075,533	0.8

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$99,111	0.1	$4,301,897	3.4

See notes to financial statements.

F-1
4

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2021		December 31, 2020
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025 , as of December 31, 2020		$-	-	$23,765,654	19.5

Total swap agreements - long		-	0.0	23,765,654	19.5

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $19,471,044 and $4,418,752, as of December 31, 2021 and December 31, 2020, respectively)		410,432	0.3	277,791	0.2
Interest rate swaps
Brazilian Real (range of expirations: January 4, 2021 - March 19, 2025, as of December 31, 2020		-	-	(20,438,688)	(16.7)

Total swap agreements - short		410,432	0.3	(20,160,897)	(16.5)

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$410,432	0.3	$3,604,757	3.0

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$1,149,635	0.8	$12,745,333	10.4

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 03/18/21	35,000,000	$-	-	$34,995,421	28.7
United States Treasury Bill 0% 02/25/21	45,000,000	-	-	44,996,029	36.8
United States Treasury Bill 0% 01/06/22	25,000,000	24,999,968	16.1	-	-
United States Treasury Bill 0% 01/20/22	25,000,000	24,999,886	16.1	-	-
United States Treasury Bill 0% 02/10/22	30,000,000	29,999,436	19.3	-	-
United States Treasury Bill 0% 03/03/22	35,000,000	34,997,193	22.4	-	-
United States Treasury Bill 0% 06/09/22	5,000,000	4,997,550	3.2

Total U.S. government securities - long		119,994,033	77.1	79,991,450	65.5

TOTAL INVESTMENT IN SECURITIES (COST $119,992,845 and $79,986,217 at December 31, 2021 and December 31, 2020, respectively)		$119,994,033	77.1	$79,991,450	65.5

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

5

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	2021	2020	2019
NET INVESTMENT INCOME:
Interest income	$93,648	$662,927	$2,345,377
Other income	-	6,582	127,923

Total investment income	$93,648	$669,509	$2,473,300

EXPENSES
Brokerage commissions	226,962	185,443	241,046
Interest expense - brokers	262,181	198,547	245,499
Administration fees	87,584	60,917	85,761
Professional fees	257,404	265,775	180,780
Shareholder expenses	132,000	146,554	120,525
Other expenses	67,649	50,635	54,680

Total expenses	1,033,780	907,871	928,291

Net investment income (loss)	(940,132)	(238,362)	1,545,009

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	28,645,606	9,581,117	19,486,958
Net change in unrealized gains (losses) on translation of foreign currency	(209,954)	137,697	(38,242)
Net change in unrealized trading gains (losses) on investments in securities	(4,045)	678	(26)
Net change in unrealized trading gains (losses) on open contracts/agreements	(11,595,698)	3,870,501	(2,297,082)

Net gain (loss) on trading activities	16,835,909	13,589,993	17,151,608

NET INCOME (LOSS)	$15,895,777	$13,351,631	$18,696,617

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$2,456.69	$2,046.42	$2,539.99

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,470.39	6,524.39	7,360.90

See notes to financial statements.

F-
1
6

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$-	-	$122,104,210	6,160

Subscriptions	26,940,884	1,151	-	-	26,940,884	1,151

Redemptions	(9,671,268)	(434)	-	-	(9,671,268)	(434)

Net income	15,895,777	-	-	-	15,895,777	-

PARTNERS’ CAPITAL - December 31, 2021	$155,269,603	6,877	$-	-	$155,269,603	6,877

PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$-	-	$114,740,147	6,474

Subscriptions	11,539,696	642	-	-	11,539,696	642

Redemptions	(17,527,264)	(956)	-	-	(17,527,264)	(956)

Net income	13,351,631	-	-	-	13,351,631	-

PARTNERS’ CAPITAL - December 31, 2020	$122,104,210	6,160	$-	-	$122,104,210	6,160

PARTNERS’ CAPITAL - January 1, 2019	$125,638,900	8,264	$-	-	$125,638,900	8,264

Subscriptions	616,834	37	-	-	616,834	37

Redemptions	(30,212,204)	(1,827)	-	-	(30,212,204)	(1,827)

Net income	18,696,617	-	-	-	18,696,617	-

PARTNERS’ CAPITAL - December 31, 2019	$114,740,147	6,474	$-	-	$114,740,147	6,474

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

F-
1
7

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$15,895,777	$13,351,631	$18,696,617

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in securities	(229,954,243)	(174,903,623)	(200,087,541)

Amortization of premium/discount on securities	(51,681)	(542,281)	(1,920,255)

Sales of investments in securities	189,999,296	174,998,627	222,960,955

Net change in unrealized trading (gains) losses on investments in securities	4,045	(678)	26

Net change in unrealized trading (gains) losses on open contracts/agreements	11,595,698	(3,870,501)	2,297,082

Changes in assets and liabilities:

Due from brokers	(4,435,930)	4,487,178	(5,057,643)

Net premiums paid on credit default swap agreements	(15,052,292)	2,759,192	(7,177,944)

Net premiums received on credit default swap agreements	9,735,522	(170,833)	(1,001,006)

Due to brokers	567,971	120,565	-

Accrued expenses and other liabilities	(5,035)	69,635	(129,394)

Net cash provided by operating activities	(21,700,872)	16,298,912	28,580,897

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	26,940,884	11,539,696	616,834

Payments on redemptions	(10,631,866)	(17,791,573)	(34,995,400)

Net cash used in financing activities	16,309,018	(6,251,877)	(34,378,566)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,391,854)	10,047,035	(5,797,669)

CASH AND CASH EQUIVALENTS - Beginning of year	11,507,859	1,460,824	7,258,493

CASH AND CASH EQUIVALENTS - End of year	$6,116,005	$11,507,859	$1,460,824

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

Cash paid for interest during the period	$262,181	$198,547	$245,499

See notes to financial statements.

F-
18

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
Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $19,627,962 and $15,192,032 as of December 31, 2021 and December 31, 2020, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of December 31, 2021.

F-
19

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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2021 and 2020, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2021, the Trading Company held foreign cash balances totaling $72,777 with a cost of $72,409, which are included in cash and cash equivalents. As of December 31, 2020, the Trading Company did not hold any foreign cash balances. As of December 31, 2021 and 2020, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2021, the Trading Company holds $119,994,033 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 6, 2022 to June 9, 2022, have a total face value of $120,000,000. As of December 31, 2020, the Trading Company holds $79,991,450 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from February 25, 2021 to March 18, 2021, have a total face value of $80,000,000. As of December 31, 2021 and 2020, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.
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
, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-

F-2
0

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

than-not-threshold.
Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2021, 2020 and 2019. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2018.
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
3.    LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2021, 2020 and 2019.
Distributions (other than redemption of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2021, 2020 and 2019.
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

F-2
1

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2021 and December 31, 2020, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2021 and December 31, 2020, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2021	Level 1	Level 2	Level 3

Assets
Treasury bills	$119,994,033	$-	$119,994,033	$-
Futures contracts	2,681,257	2,681,257	-	-
Forward contracts	7,959,668	-	7,959,668	-
Swap agreements*	410,432	-	410,432	-

Total Assets	131,045,390	2,681,257	128,364,133	-

Liabilities
Futures contracts	(2,041,165)	(2,041,165)	-	-
Forward contracts	(7,860,557)	-	(7,860,557)	-
Swap agreements*	-	-	-	-

Total Liabilities	(9,901,722)	(2,041,165)	(7,860,557)	-

Net Fair Value	$121,143,668	$640,092	$120,503,576	$-

	Fair Value Measurements
Investments	As of December 31, 2020	Level 1	Level 2	Level 3

Assets
Treasury bills	$79,991,450	$-	$79,991,450	$-
Futures contracts	5,360,776	5,360,776	-	-
Forward contracts	10,075,685	-	10,075,685	-
Swap agreements*	24,052,471	-	24,052,471	-

Total Assets	119,480,382	5,360,776	114,119,606	-

Liabilities
Futures contracts	(522,097)	(522,097)	-	-
Forward contracts	(5,773,788)	-	(5,773,788)	-
Swap agreements*	(20,447,714)	-	(20,447,714)	-

Total Liabilities	(26,743,599)	(522,097)	(26,221,502)	-

Net Fair Value	$92,736,783	$4,838,679	$87,898,104	$-

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2021 or 2020 based on the levels assigned at December 31, 2020 or 2019.

F-2
2

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

F-2
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
As of December 31, 2021 and December 31, 2020, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2021		December 31, 2020
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount

0-100	$222,157	$205,000,000	$28,076	$80,000,000

101-250	123,568	20,000,000	168,860	10,000,000

251-350	64,707	20,000,000	80,855	10,000,000

351-450	-	-	-	-

450+	-	-	-	-

Total	$410,432	$245,000,000	$277,791	$100,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2021 and December 31, 2020, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 292 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2020 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 293 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance
by the underlying reference entity. As of December 31, 2021 the Trading Company posted cash collateral of $6,116,957, and as of December 31, 2020, the Trading Company posted cash collateral of $668,956, with respective counterparties on these agreements in the normal course of business. As of December 31, 2021, all open credit

F-2
4

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

default swap agreements on selling protection have a maturity date of December 20, 2026. As of December 31, 2020, all open credit default swap agreements on selling protection have a maturity date of December 20, 2025.
During the year ended December 31, 2021, the Trading Company traded 94,336 exchange-traded futures contracts and settled 128,715 forward contracts and 1,532 swap agreements. During the year ended December 31, 2020, the Trading Company traded 72,578 exchange-traded futures contracts and settled 151,092 forward contracts and 1,385 swap agreements.
As of December 31, 2021, the gross notional value of open futures contracts is $783,553,575, the gross notional value of open forward contracts is $2,356,720,575 and the gross notional value of open swap contracts is $245,000,000. As of December 31, 2020, the gross notional value of open futures contracts is $652,317,267, the gross notional value of open forward contracts is $1,436,289,478 and the gross notional value of open swap contracts is $96,409,493 The trading activity of open future, forward and swap contracts as of December 31, 2021 and 2020 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2021 and December 31, 2020, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2021 and December 31, 2020, may differ from the net liability amounts recorded as of December 31, 2021 and December 31, 2020, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of December 31, 2021 and December 31, 2020, all credit default swaps held by the Trading Company are centrally cleared swaps.

5

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the fair value of the Trading Company’s derivative instruments:

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$7,478,368		$(7,658,938)

Metals		481,300		(201,619)

Total open forward contracts		7,959,668		(7,860,557)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		887,249		(680,314)

Currencies		-		(55,551)

Energy		512,661		(141,530)

Indices		968,366		(136,088)

Interest rates		186,526		(492,272)

Metals		126,455		(535,410)

Total open futures contracts		2,681,257		(2,041,165)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		410,432		-

Total open swap agreements		410,432		-

Total Derivatives		$11,051,357		$(9,901,722)

F-
2
6

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

F-
2
7

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2021	2020	2019
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies	$(4,247,442)	$(1,402,756)	$1,331,618

Metals	4,353,712	1,224,692	(716,042)

Net realized trading gains (losses) on closed contracts/agreements	$106,270	$(178,064)	$615,576

Currencies	$(3,823,365)	$5,534,598	$(2,865,501)

Metals	(379,421)	880,455	(638,304)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,202,786)	$6,415,053	$(3,503,805)

Futures contracts

Agricultural	$5,217,653	$(176,479)	$(1,116,430)

Currencies	(12,042)	(30,716)	216,317

Energy	19,674,172	5,537,763	(1,810,750)

Indices	4,483,689	(3,842,475)	(2,461,079)

Interest rates	(3,368,160)	6,013,738	20,885,828

Metals	(2,329,220)	3,847,393	706,354

Net realized trading gains (losses) on closed contracts/agreements	$23,666,092	$11,349,224	$16,420,240

Agricultural	$(1,737,601)	$2,049,653	$(633,274)

Currencies	(93,730)	54,764	18,037

Energy	(218,122)	(740,134)	500,826

Indices	(292,879)	1,078	(100,284)

Interest rates	(620,270)	245,555	(3,612,537)

Metals	(1,235,985)	60,289	398,658

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,198,587)	$1,671,205	$(3,428,574)

Swap agreements

Credit default swaps	$1,666,271	$(2,496,306)	$722,658

Interest rate swaps	3,326,873	1,097,636	1,405,647

Net realized trading gains (losses) on closed contracts/agreements	$4,993,144	$(1,398,670)	$2,128,305

Credit default swaps	$132,641	$(2,223,138)	$2,630,240

Interest rate swaps	(3,326,966)	(1,992,619)	2,005,057

Net change in unrealized trading gains (losses) on open contracts/agreements	$(3,194,325)	$(4,215,757)	$4,635,297

Amounts in the table above exclude foreign exchange spot contracts.

F-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2021 and December 31, 2020, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.
The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2021
Open futures contracts

Bank of America Merrill Lynch	$1,435,962	$(1,190,789)	$245,173	$-	$-	$245,173

Goldman Sachs	448,356	(436,581)	11,775	-	-	11,775
JPMorgan Chase	796,939	(413,795)	383,144	-	-	383,144

Total open futures contracts	$2,681,257	$(2,041,165)	$640,092	$-	$-	$640,092

Open forward contracts

Citigroup	$2,190,525	$(2,190,525)	$-	$-	$-	$-

HSBC	4,144,591	(3,532,041)	612,550	-	-	612,550

JPMorgan Chase	481,299	(201,619)	279,680	-	-	279,680

Royal Bank of Scotland	1,143,253	(1,143,253)	-	-	-	-

Total open forward contracts	$7,959,668	$(7,067,438)	$892,230	$-	$-	$892,230

Open swap agreements

Credit Suisse	$123,568	$-	$123,568	$-	$-	$123,568

Goldman Sachs	222,157	-	222,157	-	-	222,157

JPMorgan Chase	64,707	-	64,707	-	-	64,707

Total open swap agreements	$410,432	$-	$410,432	$-	$-	$410,432

F-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2020
Open futures contracts

Bank of America Merrill Lynch	$3,515,386	$(216,100)	$3,299,286	$-	$-	$3,299,286

Credit Suisse	771,846	(121,684)	650,162	-	-	650,162
JPMorgan Chase	1,073,544	(184,313)	889,231	-	-	889,231

Total open futures contracts	$5,360,776	$(522,097)	$4,838,679	$-	$-	$4,838,679

Open forward contracts

Deutsche Bank	$1,662,251	$(1,122,191)	$540,060	$-	$-	$540,060

HSBC	4,143,434	(2,609,820)	1,533,614	-	-	1,533,614

JPMorgan Chase	699,229	(40,127)	659,102	-	-	659,102

Royal Bank of Scotland	3,570,771	(2,001,650)	1,569,121	-	-	1,569,121

Total open forward contracts	$10,075,685	$(5,773,788)	$4,301,897	$-	$-	$4,301,897

Open swap agreements

Credit Suisse	$205,389	$-	$205,389	$-	$-	$205,389

Goldman Sachs	574	(574)	-	-	-	-

JPMorgan Chase	23,846,508	(20,438,687)	3,407,821	-	-	3,407,821

Total open swap agreements	$24,052,471	$(20,439,261)	$3,613,210	$-	$-	$3,613,210

F-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount

As of December 31, 2021
Open futures contracts

Bank of America Merrill Lynch	$1,190,789	$(1,190,789)	$-	$-	$-	$-

Goldman Sachs	436,581	(436,581)	-	-	-	-
JPMorgan Chase	413,795	(413,795)	-	-	-	-

Total open futures contracts	$2,041,165	$(2,041,165)	$-	$-	$-	$-

Open forward contracts

Citigroup	$2,889,216	$(2,190,525)	$698,691	$-	$698,691	$-

HSBC	3,532,041	(3,532,041)	-	-	-	-

JPMorgan Chase	201,619	(201,619)	-	-	-	-

Royal Bank of Scotland	1,237,681	(1,143,253)	94,428	-	94,428	-

Total open forward contracts	$7,860,557	$(7,067,438)	$793,119	$-	$793,119	$-

F-3
1

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount

As of December 31, 2020
Open futures contracts

Bank of America Merrill Lynch	$216,100	$(216,100)	$-	$-	$-	$-

Credit Suisse	121,684	(121,684)	-	-	-	-
JPMorgan Chase	184,313	(184,313)	-	-	-	-

Total open futures contracts	$522,097	$(522,097)	$-	$-	$-	$-

Open forward contracts

Deutsche Bank	$1,122,191	$(1,122,191)	$-	$-	$-	$-

HSBC	2,609,820	(2,609,820)	-	-	-	-

JPMorgan Chase	40,127	(40,127)	-	-	-	-

Royal Bank of Scotland	2,001,650	(2,001,650)	-	-	-	-

Total open forward contracts	$5,773,788	$(5,773,788)	$-	$-	$-	$-

Open swap agreements

Goldman Sachs	$9,027	$(574)	$8,453	$-	$8,453	$-

JPMorgan Chase	20,438,687	(20,438,687)	-	-	-	-

Total open swap agreements	$20,447,714	$(20,439,261)	$8,453	$-	$8,453	$-

F-3
2

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged

As of December 31, 2021

Open futures contracts

Bank of America Merrill Lynch	$4,766,179

Open futures contracts and swap agreements

Goldman Sachs	$2,863,513

Open forward contracts

Citigroup	$2,051,389

HSBC	$3,662,072

Royal Bank of Scotland	$1,659,845

Open futures, forward and swap agreements

JPMorgan Chase	$4,530,536

As of December 31, 2020

Open swap agreements

Goldman Sachs	$1,595,151
6.    FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
7.    FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Per unit operating performance:

Beginning net asset value	$19,823.33	$17,723.52	$15,203.61

Income (loss) from investment operations:

Net investment gain (loss)	(146.33)	(36.79)	210.56

Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	2,899.55	2,136.60	2,309.35

Total income (loss) from investment operations	2,753.22	2,099.81	2,519.91

Ending net asset value	$22,576.55	$19,823.33	$17,723.52

Ratios to average partners’ capital:

Expenses	0.71%	0.77%	0.76%

Net investment gain (loss)	(0.65)%	(0.20)%	1.27%

Total return	13.89%	11.85%	16.57%

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
9.    SUBSEQUENT EVENTS
For the period subsequent to December 31, 2021, through March
30
, 2022, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $3,600,000, and limited partner redemptions of $138,781.
The General Partner has evaluated the impact of subsequent events on the Trading Company through March
30
, 2022, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

F-3
4