Form 10-K/A
period 2021-12-31
MAN AHL DIVERSIFIED I LP
filed 2022-03-31
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE
C
OMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1 to
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

Explanatory Note
With respect to the number of units for Class A Series 1 (for the Limited Partners only) and Class B Series 1, a system generated, administrative error resulted in the incorrect number of units being rolled forward in the Statement of Changes in Partners’ Capital. Hence, we have rectified the error by changing the number of units disclosed as part of the December 2019 closing balances and, thus the opening balances for the number of units carried forward to January 2020. Furthermore, we have carried out additional checks and can confirm that this issue was not pervasive across other areas of the Statement of Changes in Partners’ Capital, nor did it exist in the Statement of Financial Condition.

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

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

Subscriptions	1,464,930	315	-	-	115,000	20	376,400	84	1,956,330	419

Transfers	-	-	-	-	-	-	-	-	-	-

Redemptions	(4,916,950)	(1,107)	-	-	(152,315)	(29)	(1,160,197)	(258)	(6,229,462)	(1,394)

Net income (loss)	4,875,698	-	67,475	-	457,933	-	2,228,979	-	7,630,085	-

PARTNERS’ CAPITAL

December 31, 2021	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861

PARTNERS’ CAPITAL

January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760

Subscriptions	2,678,841	709	-	-	362,002	86	1,367,830	353	4,408,673	1,148

Transfers	-	-	-	-	-	-	-	-	-	-

Redemptions	(10,724,256)	(2,855)	-	-	-	-	(4,683,857)	(1,217)	(15,408,113)	(4,072)

Net income (loss)	3,581,864	-	49,905	-	365,491	-	1,690,970	-	5,688,230	-

PARTNERS’ CAPITAL

December 31, 2020	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

PARTNERS’ CAPITAL

January 1, 2019	$62,850,528	18,599	$629,813	186	$7,092,725	1,857	$29,163,718	8,630	$99,736,784	29,272

Subscriptions	1,074,998	264	-	-	-	-	220,749	60	1,295,747	324

Transfers	32,658	10	-	-	-	-	(32,658)	(10)	-	-

Redemptions	(11,169,571)	(3,157)	-	-	(3,947,134)	(973)	(6,094,867)	(1,706)	(21,211,572)	(5,836)

Net income (loss)	6,509,025	-	73,380	-	669,040	-	3,056,432	-	10,307,877	-

PARTNERS’ CAPITAL

December 31, 2019	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760

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