Form 10-Q
period 2022-03-31
MAN AHL DIVERSIFIED I LP
filed 2022-05-16
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL
Diversified I L.P.

(a)	At March 31, 2022 (unaudited) and December 31, 2021
(b)	For the three months ended March 31, 2022 and 2021 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (Unaudited)		December 31, 202 1

ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$99,469,314		$88,756,299
Due from Man-AHL Diversified Trading Company L.P.	110,600		230,787

Total assets	$99,579,914		$88,987,086

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$110,600		$230,787
Management fees payable	243,366		217,586
Servicing fees payable	81,514		72,877
Accrued expenses and other liabilities	362,115		291,257

Total liabilities	797,595		812,507

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at March 31, 2022 and December 31, 202 1 )	921,578		820,573
Limited Partners - Class A Series 1 (12,777.64 and 12,777.64 units outstanding at March 31, 2022 and December 31, 202 1 , respectively)	63,182,553		56,257,765
Limited Partners - Class A Series 2 (960.65 and 960.65 units outstanding at March 31, 2022 and December 31, 202 1 , respectively)	5,591,101		4,962,742
Limited Partners - Class B Series 1 (5,882.64 and 5,935.87 units outstanding at March 31, 2022 and December 31, 202 1 , respectively)	29,087,087		26,133,499

Total partners’ capital	98,782,319		88,174,579

Total liabilities and partners’ capital	$99,579,914		$88,987,086

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,944.78	*	$4,402.83	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,820.12	*	$5,166.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,944.56	*	$4,402.64	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$42,960	$16,985
Other income	1,221	—
Brokerage commissions	(28,353)	(29,783)
Interest expense	(29,283)	(39,538)
Administration fees	(17,139)	(14,894)
Professional fees	(35,620)	(44,007)
Shareholder expenses	(18,625)	(22,896)
Other expenses	(7,351)	(11,041)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	(92,190)	(145,174)

PARTNERSHIP EXPENSES:
Management fees	682,615	646,584
Servicing fees	228,628	216,513
Professional fees	46,991	46,991
Other expenses	55,632	55,645

Total partnership expenses	1,013,866	965,733

Net investment loss	(1,106,056)	(1,110,907)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	6,310,918	15,476,458
Net change in unrealized trading gains (losses) on securities	(47,663)	3,014
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	5,699,922	(7,243,516)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	11,963,177	8,235,956

NET INCOME (LOSS)	$10,857,121	$7,125,049

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$541.95	$340.36

CLASS A Series 2	$654.10	$411.12

CLASS B Series 1	$540.80	$339.74

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,964.01	13,664.07

CLASS A Series 2	960.65	969.76

CLASS B Series 1	5,922.63	6,109.50

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861
Subscriptions	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	(249,381)	(53)	(249,381)	(53)
Net income (loss)	6,924,788	—	101,005	—	628,359	—	3,202,969	—	10,857,121	—

PARTNERS’ CAPITAL March 31, 2022	$63,182,553	12,778	$921,578	186	$5,591,101	961	$29,087,087	5,883	$98,782,319	19,808

PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	—	—	—	—	—	—	139,000	34	139,000	34
Redemptions	(2,874,573)	(665)	—	—	(152,315)	(30)	(376,825)	(90)	(3,403,713)	(785)
Net income (loss)	4,587,183	—	63,540	—	398,683	—	2,075,643	—	7,125,049	—

PARTNERS’ CAPITAL March 31, 2021	$56,546,697	12,905	$816,638	186	$4,788,492	940	$26,526,135	6,054	$88,677,962	20,085

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,857,121	$7,125,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	—
Sales of investments in Man-AHL Diversified Trading Company L.P.	1,278,159	3,333,921
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(11,870,987)	(8,090,782)
Changes in assets and liabilities:
Management fees payable	25,780	11,429
Servicing fees payable	8,637	3,838
Accrued expenses and other liabilities	70,858	51,035

Net cash provided by operating activities	369,568	2,434,490

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	—	139,000
Payments on redemptions	(369,568)	(2,573,490)

Net cash used in financing activities	(369,568)	(2,434,490)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2022, and the results of its operations for the three and month periods ended March 31, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.
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
At March 31, 2022 and December 31, 2021, the Partnership owned 3,881.27 and 3,931.35 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2022 and December 31, 2021 was 55.72% and 57.16%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2022 and December 31, 2021, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three month periods ended March 31, 2022 and 2021, no incentive fees were earned by the Advisor.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2022 and 2021. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
The General Partner is required to make and maintain a general partner investment in the Partnership in an aggregate amount equal to the lesser of 1.01% of the net aggregate capital subscriptions of all partners, or $
500,000
.
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2022 and 2021.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,402.83	$5,166.02	$4,402.64	$4,040.79	$4,682.16	$4,040.61

Income (loss) from investment operations:
Net investment income (loss)	(56.08)	(48.86)	(56.11)	(53.98)	(47.23)	(53.92)
Net realized and unrealized gains (losses) on trading activities	598.03	702.96	598.03	394.90	458.20	394.83

Total income (loss) from investment operations	541.95	654.10	541.92	340.92	410.97	340.91

Ending net asset value	$4,944.78	$5,820.12	$4,944.56	$4,381.71	$5,093.13	$4,381.52

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.11%	3.84%	5.11%	5.28%	4.00%	5.28%

Total expenses	5.11%	3.84%	5.11%	5.28%	4.00%	5.28%

Net investment income (loss)	(4.91)%	(3.64)%	(4.92)%	(5.21)%	(3.92)%	(5.20)%

Total return 2 :
Total return before incentive fees	12.31%	12.66%	12.31%	8.44%	8.78%	8.44%

Total return after incentive fees	12.31%	12.66%	12.31%	8.44%	8.78%	8.44%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
7. SUBSEQUENT EVENTS
For the period subsequent to March 31, 2022, through May 1
6
, 2022, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $49,000 and limited partner redemptions of $492,501.25.
The General Partner has evaluated the impact of subsequent events on the Partnership through May 1
6
, 2022, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL
Diversified Trading Company L.P.
Financial Statements

(a)	At March 31, 2022 (unaudited) and December 31, 2021
(b)	For the three month periods ended March 31, 2022 and 2021 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
S
TATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$6,837,394	$640,092
Net unrealized trading gains on open forward contracts	4,975,896	892,230
Net unrealized trading gains on open swap agreements	—	410,432
Net premiums paid on credit default swap agreements	1,660,342	19,471,044
Due from brokers	12,218,981	19,627,962
Total equity in trading accounts	25,692,613	41,041,760
Cash and cash equivalents	18,549,252	6,116,005
Investment in securities, at fair value (cost $136,819,689 and $119,992,845 at March 31, 2022 and December 31, 2021, respectively)	136,736,381	119,994,033

Total assets	$180,978,246	$167,151,798

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$283,184	$793,119
Net unrealized trading losses on open swap agreements	279,057	—
Net premiums received on credit default swap agreements	1,374,847	9,735,522
Due to brokers	76,691	688,536
Redemptions payable to Man-AHL Diversified I L.P.	110,600	230,787
Redemptions payable to Man-AHL Diversified II L.P.	—	123,248
Accrued expenses and other liabilities	332,673	310,983

Total liabilities	2,457,052	11,882,195

PARTNERS’ CAPITAL:
Limited Partners (6,965.85 and 6,877.47 units outstanding at March 31, 2022 and December 31, 2021, respectively)	178,521,194	155,269,603

Total partners’ capital	178,521,194	155,269,603

Total liabilities and partners’ capital	$180,978,246	$167,151,798

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$25,628.06	$22,576.55

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2022 (Unaudited)		December 31, 2021
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$906,472	0.5	$289,920	0.2
Currencies	(23,834)	(0.0)	(55,551)	(0.0)
Energy	706,637	0.4	349,691	0.2
Indices	342,440	0.2	826,702	0.5
Interest Rates	(28,168)	(0.0)	(416,001)	(0.3)
Metals	109,223	0.1	122,005	0.1

Total futures contracts - long	2,012,770	1.2	1,116,766	0.7

FUTURES CONTRACTS - Short:
Agricultural	$(59,375)	(0.0)	$(82,985)	(0.1)
Energy	—	—	21,440	0.0
Indices	(345,601)	(0.2)	5,576	0.0
Interest Rates	5,229,600	2.9	110,255	0.1
Metals	—	—	(530,960)	(0.3)

Total futures contracts - short	4,824,624	2.7	(476,674)	(0.3)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$6,837,394	3.9	$640,092	0.4

FORWARD CONTRACTS - Long:
Australian dollars	$1,646,643	0.9	$380,623	0.2
Brazilian real	2,120,296	1.2	193,804	0.1
Mexican peso	811,659	0.5	567,451	0.4
New Zealand dollars	269,059	0.2	109,703	0.1
South African rand	627,940	0.4	(30,035)	(0.0)
South Korean won	(92,054)	(0.1)	(125,051)	(0.1)
U.K. pound	(1,004,878)	(0.6)	562,999	0.4
Other	121,971	0.1	(26,157)	(0.0)

Total long forward contracts vs USD	4,500,636	2.6	1,633,337	1.1

FORWARD CONTRACTS - Short:
Australian dollars	$(1,694,082)	(0.9)	$(506,646)	(0.3)
Brazilian real	(885,132)	(0.5)	(240,367)	(0.2)
Mexican peso	(862,750)	(0.5)	(920,680)	(0.6)
New Zealand dollars	(626,674)	(0.4)	(46,346)	(0.0)
South African rand	(310,346)	(0.2)	(24,454)	(0.0)
South Korean won	37,515	0.0	121,531	0.1
U.K. pound	330,200	0.2	(317,649)	(0.2)
Other	423,226	0.2	205,310	0.1

Total short forward contracts vs USD	(3,588,043)	(2.1)	(1,729,301)	(1.1)

Forward contracts - Cross currencies	1,494,531	0.8	(84,606)	(0.1)
Forward contracts - Metal non USD	2,285,588	1.3	279,681	0.2

	3,780,119	2.1	195,075	0.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$4,692,712	2.6	$99,111	0.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2022 (Unaudited)		December 31, 2021
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums received $1,374,847 and $9,735,522, as of March 31, 2022 and December 31, 2021, respectively)		$(347,447)	(0.2)	$—	—

Total swap agreements - long		(347,447)	(0.2)	—	—

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $1,660,342 and $19,471,044, as of March 31, 2022 and December 31, 2021, respectively)		68,390	0.0	410,432	0.3

Total swap agreements - short		68,390	0.0	410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$(279,057)	(0.2)	$410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$11,251,049	6.3	$1,149,635	0.8

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/06/22	25,000,000	$—	—	$24,999,968	16.1
United States Treasury Bill 0% 01/20/22	25,000,000	—	—	24,999,886	16.1
United States Treasury Bill 0% 02/10/22	30,000,000	—	—	29,999,436	19.3
United States Treasury Bill 0% 03/03/22	35,000,000	—	—	34,997,193	22.4
United States Treasury Bill 0% 06/09/22	5,000,000	—	—	4,997,550	3.2
United States Treasury Bill 0% 06/16/22	35,000,000	34,969,408	19.6	—	—
United States Treasury Bill 0% 06/09/22	27,000,000	26,981,701	15.1	—	—
United States Treasury Bill 0% 07/28/22	35,000,000	34,913,880	19.6	—	—
United States Treasury Bill 0% 08/18/22	40,000,000	39,871,392	22.3	—	—

Total U.S. government securities - long		136,736,381	76.6	119,994,033	77.1

TOTAL INVESTMENT IN SECURITIES (COST $136,819,689 and $119,992,845 at March 31, 2022 and December 31, 2021, respectively)		$136,736,381	76.6	$119,994,033	77.1

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
NET INVESTMENT INCOME:
Interest income	$76,531	$24,472
Other income	2,155	—

Total investment income	78,686	24,472

EXPENSES
Brokerage commissions	50,223	42,949
Interest expense - brokers	51,930	57,052
Administration fees	30,371	21,468
Professional fees	63,114	63,435
Shareholder expenses	33,000	33,000
Other expenses	13,024	15,910

Total expenses	241,662	233,814

Net investment income (loss)	(162,976)	(209,342)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	11,359,652	22,312,114
Net change in unrealized gains (losses) on translation of foreign currency	(8,160)	(236,260)
Net change in unrealized trading gains (losses) on investments in securities	(84,496)	4,345
Net change in unrealized trading gains (losses) on open contracts/agreements	10,101,414	(10,170,243)

Net gain (loss) on trading activities	21,368,410	11,909,956

NET INCOME (LOSS)	$21,205,434	$11,700,614

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$3,058.21	$1,895.01

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,933.94	6,174.42

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL - January 1, 2022	$155,269,603	6,877	$—	—	$155,269,603	6,877
Subscriptions	3,475,948	150	—	—	3,475,948	150
Redemptions	(1,429,791)	(61)	—	—	(1,429,791)	(61)
Net income (loss)	21,205,434	—	—	—	21,205,434	—

PARTNERS’ CAPITAL - March 31, 2022	$178,521,194	6,966	$—	—	$178,521,194	6,966

PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	906,319	46	—	—	906,319	46
Redemptions	(4,324,780)	(206)	—	—	(4,324,780)	(206)
Net income (loss)	11,700,614	—	—	—	11,700,614	—

PARTNERS’ CAPITAL - March 31, 2021	$130,386,363	6,000	$—	—	$130,386,363	6,000

Units and dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,205,434	$11,700,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(131,756,710)	(124,975,061)
Amortization of premium/discount on securities	(70,135)	(16,651)
Sales of investments in securities	115,000,000	109,994,324
Net change in unrealized trading (gains) losses on investments in securities	84,497	(4,345)
Net change in unrealized trading (gains) losses on open contracts/agreements	(10,101,414)	10,170,243
Changes in assets and liabilities:
Due from brokers	7,408,981	(7,702,124)
Net premiums paid on credit default swap agreements	17,810,702	(6,236,410)
Net premiums received on credit default swap agreements	(8,360,675)	1,320,925
Due to brokers	(611,845)	1,109,447
Accrued expenses and other liabilities	21,690	(20,367)

Net cash provided by (used in) operating activities	10,630,525	(4,659,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,475,948	906,319
Payments on redemptions	(1,673,226)	(3,494,557)

Net cash provided by (used in) financing activities	1,802,722	(2,588,238)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,433,247	(7,247,643)
CASH AND CASH EQUIVALENTS - Beginning of period	6,116,005	11,507,859

CASH AND CASH EQUIVALENTS - End of period	$18,549,252	$4,260,216

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY: Cash paid for interest during the period	$51,930	$57,052

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2022, and the results of its operations for the three month periods ended March 31, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.
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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $12,218,981 and $19,627,962 as of March 31, 2022 and December 31, 2021, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of March 31, 2022.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing
money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2022 and December 31, 2021, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2022, the Trading Company held foreign cash balances of $1,806,710 with a cost of $1,832,010, which are included in cash and cash equivalents. As of December 31, 2021, the Trading Company held foreign cash balances totaling $72,777 with a cost of $72,409, which are included in cash and cash equivalents. As of March 31, 2022 and December 31, 2021, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2022, the Trading Company holds $136,736,381 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from June 9, 2022 to August 18, 2022, have a total face value of $137,000,000. As of December 31, 2021, the Trading Company holds $119,994,033 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from January 6, 2022 to June 9, 2022, have a total face value of $120,000,000. As of March 31, 2022 and December 31, 2021, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.

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
Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2022 and 2021. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2022 and December 31, 2021.
Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2022 and 2021.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2022 and December 31, 2021, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$136,736,381	$—	$136,736,381	$—
Futures contracts	8,149,572	8,149,572	—	—
Forward contracts	16,917,892	—	16,917,892	—
Swap agreements*	72,453	—	72,453	—

Total Assets	161,876,298	8,149,572	153,726,726	—

Liabilities
Futures contracts	(1,312,178)	(1,312,178)	—	—
Forward contracts	(12,225,180)	—	(12,225,180)	—
Swap agreements*	(351,510)	—	(351,510)	—

Total Liabilities	(13,888,868)	(1,312,178)	(12,576,690)	—

Net Fair Value	$147,987,430	$6,837,394	$141,150,036	$—

	Fair Value Measurements
Investments	As of December 31, 2021	Level 1	Level 2	Level 3
Assets
Treasury bills	$119,994,033	$—	$119,994,033	$—
Futures contracts	2,681,257	2,681,257	—	—
Forward contracts	7,959,668	—	7,959,668	—
Swap agreements*	410,432	—	410,432	—

Total Assets	131,045,390	2,681,257	128,364,133	—

Liabilities
Futures contracts	(2,041,165)	(2,041,165)	—	—
Forward contracts	(7,860,557)	—	(7,860,557)	—
Swap agreements*	—	—	—	—

Total Liabilities	(9,901,722)	(2,041,165)	(7,860,557)	—

Net Fair Value	$121,143,668	$640,092	$120,503,576	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2022 or 2021 based on the levels assigned at December 31, 2021 or 2020.
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

All of the strategies and systems of the AHL Diversified Program are designed to target defined volatility levels rather than returns, and the investment process is underpinned by computer-supported analytical instruments and disciplined real-
time risk and management information systems. A proprietary risk measurement method similar to the industry standard
“value-at-risk”
helps ensure that the rule-based decisions that drive the investment process remain within pre-defined
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
As of March 31, 2022 and December 31, 2021, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2022		December 31, 2021
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$222,157	$205,000,000
101-250	—	—	123,568	20,000,000
251-350	44,143	5,000,000	64,707	20,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$44,143	$5,000,000	$410,432	$245,000,000

	March 31, 2022		December 31, 2021
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$23,398	$45,000,000	$—	$—
101-250	—	—	—	—
251-350	3,679	5,000,000	—	—
351-450	(2,830)	5,000,000	—	—
450+	—	—	—	—

Total	$24,247	$55,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2022 and December 31, 2021, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2022 of each credit default swap where the Trading Company is a seller, ranged between 67 basis points and 375 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 292 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity. As of March 31, 2022 the Trading Company posted cash collateral of $998,103, and as of December 31, 2021, the Trading Company posted cash collateral of $6,116,957, with respective counterparties on these agreements in the normal course of business. As of March 31, 2022, all open credit default swap agreements on selling protection have maturity dates ranging from December 20, 2026 to June 20, 2027. As of December 31, 2021, all open credit default swap agreements on selling protection have a maturity date of December 20, 2026.
During the three months ended March 31, 2022, the Trading Company traded 25,077 exchange-traded
futures contracts and settled 26,990 forward contracts and 428 swap agreements. During the three months ended March 31, 2021, the Trading Company traded 19,714 exchange-traded futures contracts and settled 21,101 forward contracts and 451 swap agreements.
As of March 31, 2022, the gross notional value of open futures contracts is $637,745,629, the gross notional value of open forward contracts is $2,279,651,045 and the gross notional value of open swap contracts is $120,000,000. As of December 31, 2021, the gross notional value of open futures contracts is $783,553,575, the gross notional value of open forward contracts is $2,356,720,575 and the gross notional value of open swap contracts is $245,000,000. The trading activity of open future, forward and swap contracts as of March 31, 2022 and 2021 is indicative of the trading activity throughout the period.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2022 and December 31, 2021, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2022 and December 31, 2021, may differ from the net liability amounts recorded as of March 31, 2022 and December 31, 2021, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of March 31, 2022 and December 31, 2021, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	March 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$14,584,584	on open forward contracts	$(12,177,460)
Metals		2,333,308		(47,720)

Total open forward contracts		16,917,892		(12,225,180)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	1,036,095	on open futures contracts	(188,998)
Currencies		—		(23,834)
Energy		1,281,494		(574,857)
Indices		426,985		(430,146)
Interest rates		5,238,878		(37,446)
Metals		166,120		(56,897)

Total open futures contracts		8,149,572		(1,312,178)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	72,453	on open swap agreements	(351,510)

Total open swap agreements		72,453		(351,510)

Total Derivatives		$25,139,917		$(13,888,868)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$7,478,368	on open forward contracts	$(7,658,938)
Metals		481,300		(201,619)

Total open forward contracts		7,959,668		(7,860,557)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	887,249	on open futures contracts	(680,314)
Currencies		—		(55,551)
Energy		512,661		(141,530)
Indices		968,366		(136,088)
Interest rates		186,526		(492,272)
Metals		126,455		(535,410)

Total open futures contracts		2,681,257		(2,041,165)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	410,432	on open swap agreements	—
Interest rates		—		—

Total open swap agreements		410,432		—

Total Derivatives		$11,051,357		$(9,901,722)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2022	2021
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(637,938)	$2,939,782
Metals	1,060,275	1,290,193

Net realized trading gains (losses) on closed contracts/agreements	$422,337	$4,229,975

Currencies	$2,587,694	$(3,811,869)
Metals	2,005,907	(484,336)

Net change in unrealized trading gains (losses) on open contracts/agreements	$4,593,601	$(4,296,205)

Futures contracts
Agricultural	$3,667,553	$3,604,179
Currencies	61,825	(67,172)
Energy	9,597,196	3,082,217
Indices	(3,885,397)	6,098,474
Interest rates	2,634,588	(62,981)
Metals	(497,452)	1,730,075

Net realized trading gains (losses) on closed contracts/agreements	$11,578,313	$14,384,792

Agricultural	$640,162	$(2,250,697)
Currencies	31,717	(75,332)
Energy	335,506	(147,567)
Indices	(835,439)	(75,299)
Interest rates	5,507,178	520,314
Metals	518,178	(790,200)

Net change in unrealized trading gains (losses) on open contracts/agreements	$6,197,302	$(2,818,781)

Swap agreements
Credit default swaps	$(656,185)	$209,695
Interest rate swaps	—	3,326,873

Net realized trading gains (losses) on closed contracts/agreements	$(656,185)	$3,536,568

Credit default swaps	$(689,489)	$271,709
Interest rate swaps	—	(3,326,966)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(689,489)	$(3,055,257)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2022 and December 31, 2021, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of March 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$3,474,924	$(938,661)	$2,536,263	$—	$—	$2,536,263
Goldman Sachs	1,202,278	(178,401)	1,023,877	—	—	1,023,877
JPMorgan Chase	3,472,370	(195,116)	3,277,254	—	—	3,277,254

Total open futures contracts	$8,149,572	$(1,312,178)	$6,837,394	$—	$—	$6,837,394

Open forward contracts
Citigroup	$4,549,653	$(4,549,653)	$—	$—	$—	$—
HSBC	8,614,189	(5,923,881)	2,690,308	—	—	2,690,308
JPMorgan Chase	2,333,308	(47,720)	2,285,588	—	—	2,285,588
Royal Bank of Scotland	1,420,742	(1,420,742)	—	—	—	—

Total open forward contracts	$16,917,892	$(11,941,996)	$4,975,896	$—	$—	$4,975,896

Open swap agreements
Barclays	$19,530	$(19,530)	$—	$—	$—	$—
Goldman Sachs	8,780	(8,780)	—	—	—	—
JPMorgan Chase	44,143	(44,143)	—	—	—	—

Total open swap agreements	$72,453	$(72,453)	$—	$—	$—	$—

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,435,962	$(1,190,789)	$245,173	$—	$—	$245,173
Goldman Sachs	448,356	(436,581)	11,775	—	—	11,775
JPMorgan Chase	796,939	(413,795)	383,144	—	—	383,144

Total open futures contracts	$2,681,257	$(2,041,165)	$640,092	$—	$—	$640,092

Open forward contracts
Citigroup	$2,190,525	$(2,190,525)
HSBC	4,144,591	(3,532,041)	612,550	—	—	612,550
JPMorgan Chase	481,299	(201,619)	279,680	—	—	279,680
Royal Bank of Scotland	1,143,253	(1,143,253)	—	—	—	—

Total open forward contracts	$7,959,668	$(7,067,438)	$892,230	$—	$—	$892,230

Open swap agreements
Credit Suisse	$123,568	$—	$123,568	$—	$—	$123,568
Goldman Sachs	222,157	—	222,157	—	—	222,157
JPMorgan Chase	64,707	—	64,707	—	—	64,707

Total open swap agreements	$410,432	$—	$410,432	$—	$—	$410,432

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged

As of March 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$938,661	$(938,661)	$—	$—	$—	$—
Goldman Sachs	178,401	(178,401)	—	—	—	—
JPMorgan Chase	195,116	(195,116)	—	—	—	—

Total open futures contracts	$1,312,178	$(1,312,178)	$—	$—	$—	$—

Open forward contracts
Citigroup	$4,737,184	$(4,549,653)	$187,531	$—	$187,531	$—
HSBC	5,923,881	(5,923,881)	—	—	—	—
JPMorgan Chase	47,720	(47,720)	—	—	—	—
Royal Bank of Scotland	1,516,395	(1,420,742)	95,653	—	95,653	—

Total open forward contracts	$12,225,180	$(11,941,996)	$283,184	$—	$283,184	$—

Open swap agreements
Barclays	$54,666	$(19,530)	$35,136	$—	$35,136	$—
Goldman Sachs	195,265	(8,780)	186,485	—	186,485	—
JPMorgan Chase	101,579	(44,143)	57,436	—	57,436	—

Total open swap agreements	$351,510	$(72,453)	$279,057	$—	$279,057	$—

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,190,789	$(1,190,789)	$—	$—	$—	$—
Goldman Sachs	436,581	(436,581)	—	—	—	—
JPMorgan Chase	413,795	(413,795)	—	—	—	—

Total open futures contracts	$2,041,165	$(2,041,165)	$—	$—	$—	$—

Open forward contracts
Citigroup	$2,889,216	$(2,190,525)	698,691		698,691
HSBC	3,532,041	(3,532,041)	—	—	—	—
JPMorgan Chase	201,619	(201,619)	—	—	—	—
Royal Bank of Scotland	1,237,681	(1,143,253)	94,428	—	94,428	—

Total open forward contracts	$7,860,557	$(7,067,438)	$793,119	$—	$793,119	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$3,373,291
Open futures contracts and swap agreements
Goldman Sachs	$4,298,356
Open forward contracts
Citigroup	$1,374,412
HSBC	$159,996
Royal Bank of Scotland	$2,052,311
Open futures, forward and swap agreements
JPMorgan Chase	$78,291
Open swap agreements
Barclays	$320,003
As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$4,766,179
Open futures contracts and swap agreements
Goldman Sachs	$2,863,513
Open forward contracts
Citigroup	$2,051,389
HSBC	$3,662,072
Royal Bank of Scotland	$1,659,845
Open futures, forward and swap agreements
JPMorgan Chase	$4,530,536
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Per unit operating performance:
Beginning net asset value	$22,576.55	$19,823.33
Income (loss) from investment operations:
Net investment income (loss)	(23.60)	(34.06)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	3,075.11	1,941.26

Total income (loss) from investment operations	3,051.51	1,907.20

Ending net asset value	$25,628.06	$21,730.53

Ratios to average partners’ capital 1 :
Expenses	0.59%	0.74%

Net investment income (loss)	(0.40)%	(0.67)%

Total return 2	13.52%	9.62%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
9. SUBSEQUENT EVENTS
For the period subsequent to March 31, 2022 through May 1
6
, 2022, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $2,754,001, and limited partner redemptions of $769,486.
The General Partner has evaluated the impact of subsequent events on the Trading Company through May 1
6
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
filed March 31, 2022.
Allocations by Market Sector
The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2022. The Partnership’s capitalization was $98,782,319 as of March 31, 2022. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$1,387,414.32	1.40%
Bonds	$1,246,134.21	1.26%
Credit	$259,657.98	0.26%
Currencies	$3,639,073.84	3.68%
Energy	$971,086.61	0.98%
Interest rates	$549,801.13	0.56%
Metals	$1,020,346.34	1.03%
Stock indices	$1,552,332.3	1.57%
Total*	$10,625,846.75	10.74%

*	Total amount does not foot due to rounding.
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

Period Ended March 31, 2022 :
31-Mar-22
Ending Equity	$98,782,319
Three months ended March 31, 2022:
Net assets increased $10,607,740 for the three months ended March 31, 2022. This increase was attributable to subscriptions in the amount of $0, redemptions in the amount of $249,381 and a net gain from operations of $10,857,121.
Management Fees of $ 682,615 and servicing fees of $ 228,628 were paid or accrued, and interest of $42,960 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2022. The Partnership’s other expenses paid or accrued for the three months ended March 31, 2022 were $238,994.

The Partnership started the year down, as gains from long energies, long agriculturals, and short bonds were broadly offset by losses from long credit and equity positions. The Partnership entered the new year with net long positions in equities and credit, which struggled against a bearish market. On the equity side, the rotation from growth to value compounded losses for long positions in S&P 500 and NASDAQ indices, and the Partnership posted losses in the Australian SPI 200 as well. Gains were seen in short FTSE China A50 index positions. Losses were also incurred from long credit positions, most notably in US
5-year
investment-grade and European high-yield indices. Currency trading was mixed, just dipping into the red in aggregate. The US dollar rose in a broadly risk-off
environment, which hurt the Partnership’s long positions against the greenback such as the Colombian peso and UK sterling, while a long in the Brazilian real and a short in the Korean won fared best. In the fixed income markets, benchmark US
10-year
Treasuries rose around 30bp, and yields generally rose at all maturities, benefiting the Partnership’s short positioning across the curve, with top performers being in the US, from overnight-rates out to 10y. Long positions in German
2-year
and Japanese
10-year
bonds struggled, however, and generated losses. In the commodities market, the price of oil went up, and Brent futures reached seven-year highs of $90 a barrel. This increase had a positive result for the Partnership’s long positions in the oil complex, most notably heating and gas oil. Longs in agricultural commodities were also beneficial, particularly soybeans and soyoil. Precious metals generated losses, however, with gold failing to find a clear direction in the New Year.
In February, the Partnership ultimately finished up with gains from commodities and fixed income being slightly offset by losses in FX. Against the backdrop of warfare between Russia and Ukraine, commodity prices almost uniformly drove higher. The oil complex saw gains for the Partnership, alongside soybean and corn positions. Metals performance was more nuanced with longs in gold and aluminium beneficial but a similar position in silver detracted. The Partnership entered February short most fixed income instruments across maturities. This proved beneficial overall; the top performer was in
10-year
Italian government bonds, while a long position in
2-year
German bonds lost out. The Partnership’s losses in equities were driven by shorts in the Singapore MSCI and longs in the S&P TSX 60 indices, which were not offset by gains made in short positions in China’s
H-shares
index. The Partnership’s credit positions were positive; a position in European
5-year
iTraxx CDS index was the top performer, flipping from short to long protection mid-month,
and benefiting from
risk-off
sentiment. FX trading saw losses overall on volatile FX rates. Several pairs saw losses, with shorts in the New Zealand dollar and Euro against the US dollar faring worst, although longs in commodity currencies such as the Brazilian real, also against the greenback, performed well.
To finish out the first quarter, March saw the Partnership finish with positive returns as commodity, FX, and fixed income trading gains offset the losses in credit. Commodities once more were top contributors for the Partnership, led by energies where long positions in the oil complex were accretive, although for the second month in a row, long positions in carbon emissions detracted on perception of lower energy demand. Long metals positions also generated positive returns, most notably gold but also nickel which gained on a well-publicized short squeeze at the London Metal Exchange. Trading in agricultural commodities was also positive, with corn and wheat top performers. Losses were seen in coffee and cocoa trading. The Partnership also saw positive returns from pairs involving long commodity currencies such as the Brazilian real and Australian dollar. Crosses against the Japanese yen were particularly beneficial as well, while long positions in the British pound against both the Euro and US dollar incurred losses. Short fixed income positions were also beneficial, particularly SOFR and
2-year
bond futures. A short in German Schatz futures, on the other hand, generated a loss. The Partnership transitioned from short to small long in both equites and credit as the month progressed. Equities trading was marginally positive overall, with the top performers being Chinese indices. Credit trading dipped into the red, however, with losses driven by long CDS positions in the European high yield index.

Period Ended March 31, 2021 :

31-Mar-21
Ending Equity	$88,677,962

Three months ended March 31, 2021:
Net assets increased $4,756,861 for the three months ended March 31, 2021. This increase was attributable to subscriptions in the amount of $139,000, redemptions in the amount of $3,403,713 and a net income from operations of $7,125,049.
Management Fees of $646,584 and servicing fees of $216,513 were paid or accrued, and interest of $4,756,861 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2021.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2022. As of March 31, 2022, the Partnership’s capitalization was $98,782,319.

Quarter-Ended March 31, 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,387,414	1.40%	$1,387,414	$1,387,414
Bonds	$1,246,134	1.26%	$1,246,134	$1,246,134
Credit	$259,657	0.26%	$259,657	$259,657
Currencies	$3,639,073	3.68%	$3,639,073	$3,639,073
Energies	$971,086	0.98%	$971,086	$971,086
Interest rates	$549,801	0.56%	$549,801	$549,801
Metals	$1,020,346	1.03%	$1,020,346	$1,020,346
Stock indices	$1,552,332	1.57%	$1,552,332	$1,552,332
Total*	$10,625,846	10.76%	$10,625,846	$10,625,846

*	Certain total amounts do not foot due to rounding.
Average, highest and lowest Value at Risk amounts relate to the quarter-end
amounts for the three months ended March 31, 2022. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2022.

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
The following were the primary trading risk exposures of the Partnership as of March 31, 2022, by market sector.
Fixed Income
. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Italy, Australian, and the UK. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that
G-7
interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.
Currencies
. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2022, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Euro, Brazilian Real, Korean Won and Canadian Dollar.

Stock Indices
. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the
G-7
countries. As of March 31, 2022, the Partnership’s primary exposures were in the Australian SPI 200, Chinese
H-shares,
Hang Seng and MSCI Emerging Market indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)
Metals
. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2022, the Partnership’s primary metals market exposures were in Gold, Silver, Copper and Aluminum.
Agricultural
. The Partnership has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, Corn, Soymeal and Wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2022.
Energy.
The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2022, the main exposures were in US Natural Gas, Crude Oil, Gasoline and Gas Oil.
Qualitative Disclosures Regarding
Non-Trading
Risk Exposure
The following were the only
non-trading
risk exposures of the Partnership as of March 31, 2022.
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
The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Errors in Models and Data are often extremely difficult to detect, and, in the case of Models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events may go undetected for long periods of time and some may never be detected. When a System Event is detected, a review and analysis of the circumstances that may have caused a reported System Event will be completed and is overseen by an escalation committee made up of appropriate senior personnel. Following this review, the Trading Advisor, in its sole discretion, may choose not to address or fix such System Event, and the third party software will lead to System Events known to the Trading Advisor that it chooses, in its sole discretion, not to address or fix. The degradation or impact caused by these System Events can compound over time. When a System Event is detected, the Trading Advisor generally will not, as part of the review of circumstances leading to the System Event, perform a materiality analysis on the potential impact of a System Event. The Trading Advisor believes that the testing and monitoring performed on Models and the controls adopted to ensure processes are undertaken with care will enable the Trading Advisor to identify and address those System Events that a prudent person managing a quantitative, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events, however there is no guarantee of the success of such processes. Investors should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic investment manager such as the Trading Advisor.
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
(a) The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2022, February 2022 and March 2022, the Partnership sold Class A Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2022, February 2022 and March 2022, the Partnership sold Class A Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2022, February 2022 and March 2022, the Partnership sold Class B Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2022, February 2022 and March 2022, the Partnership sold Class B Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.
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
non-cash
transfers, during the three months ended March 2022:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2022	$0	$0	$28,438	$0
February 2022	$0	$0	$110,343	$0
March 2022	$0	$0	$110,600	$0
TOTAL	$0	$0	$249,381	$0

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are included herewith:

Designation	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 28, 2008 with the Partnership’s Registration Statement on Form 10 (Reg. No. 000-53043).

3.1	Certificate of Limited Partnership of Man-AHL Diversified I L.P.

10.3	Form of Omnibus US Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

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
10-Q.

4.1	SeventhAmended Limited Partnership Agreement of Man-AHL Diversified I L.P.

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2022.

Man-AHL Diversified I L.P. (Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Shanta Puchtler

President and Principal Executive Officer

By:	/s/ Christopher Guarnotta

Principal Financial Officer