Form 10-Q
period 2022-06-30
MAN AHL DIVERSIFIED I LP
filed 2022-08-12
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL Diversified I L.P.

(a)	At June 30, 2022 (unaudited) and December 31, 2021
(b)	For the three month periods ended June 30, 2022 and 2021 (unaudited) and for the six month periods ended June 30, 2022 and 2021 (unaudited)
(c)	For the six month periods ended June 30, 2022 and 2021 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (Unaudited)		December 31, 2021

ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$101,884,615		$88,756,299
Due from Man-AHL Diversified Trading Company L.P.	702,507		230,787

Total assets	$102,587,122		$88,987,086

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$702,507		$230,787
Management fees payable	251,267		217,586
Servicing fees payable	84,111		72,877
Accrued expenses and other liabilities	391,594		291,257

Total liabilities	1,429,479		812,507

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at June 30, 2022 and December 31, 2021)	974,644		820,573
Limited Partners - Class A Series 1 (12,431.19 and 12,777.64 units outstanding at June 30, 2022 and December 31, 2021, respectively)	65,008,941		56,257,765
Limited Partners - Class A Series 2 (816.18 and 960.65 units outstanding at June 30, 2022 and December 31, 2021, respectively)	5,039,570		4,962,742
Limited Partners - Class B Series 1 (5,762.65 and 5,935.87 units outstanding at June 30, 2022 and December 31, 2021, respectively)	30,134,488		26,133,499

Total partners’ capital	101,157,643		88,174,579

Total liabilities and partners’ capital	$102,587,122		$88,987,086

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,229.50	*	$4,402.83	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,174.57	*	$5,166.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,229.28	*	$4,402.64	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$138,664	$15,232	$181,624	$32,217
Other income	—	—	1,221	—
Brokerage commissions	(22,202)	(46,221)	(50,555)	(76,004)
Interest expense	(20,951)	(38,831)	(50,234)	(78,369)
Administration fees	(19,005)	(16,034)	(36,144)	(30,928)
Professional fees	(34,276)	(42,213)	(69,896)	(86,220)
Shareholder expenses	(17,922)	(21,739)	(36,547)	(44,635)
Other expenses	(7,082)	(11,665)	(14,433)	(22,706)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	17,226	(161,471)	(74,964)	(306,645)

PARTNERSHIP EXPENSES:
Management fees	760,938	709,759	1,443,553	1,356,343
Servicing fees	254,817	237,679	483,445	454,192
Professional fees	46,991	46,991	93,982	93,982
Other expenses	55,631	65,431	111,263	121,076

Total partnership expenses	1,118,377	1,059,860	2,132,243	2,025,593

Net investment loss	(1,101,151)	(1,221,331)	(2,207,207)	(2,332,238)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	12,153,479	9,318,955	18,464,397	24,795,413
Net change in unrealized trading gains (losses) on securities	(22,083)	(6,499)	(69,746)	(3,485)
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	(5,357,211)	(325,387)	342,711	(7,568,903)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,774,185	8,987,069	18,737,362	17,223,025

NET INCOME (LOSS)	$5,673,034	$7,765,738	$16,530,155	$14,890,787

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$285.60	$381.90	$828.50	$721.51

CLASS A Series 2	$357.16	$457.50	$1,019.21	$868.12

CLASS B Series 1	$286.72	$383.82	$829.53	$723.34

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,869.44	13,128.23	12,916.46	13,394.67

CLASS A Series 2	911.44	946.93	935.91	958.28

CLASS B Series 1	5,831.31	6,041.61	5,876.72	6,075.37

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		Total
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861
Subscriptions	—	—	—	—	—	—	49,000	9	49,000	9
Redemptions	(1,796,097)	(347)	—	—	(877,059)	(145)	(922,935)	(182)	(3,596,091)	(674)
Net income (loss)	10,547,273	—	154,071	—	953,887	—	4,874,924	—	16,530,155	—

PARTNERS’ CAPITAL June 30, 2022	$65,008,941	12,431	$974,644	186	$5,039,570	816	$30,134,488	5,763	$101,157,643	19,196

PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	755,130	159	—	—	115,000	20	189,000	45	1,059,130	224
Redemptions	(3,532,094)	(803)	—	—	(152,315)	(29)	(689,619)	(156)	(4,374,028)	(988)
Net income (loss)	9,529,475	—	134,858	—	831,902	—	4,394,552	—	14,890,787	—

PARTNERS’ CAPITAL June 30, 2021	$61,586,598	12,926	$887,956	186	$5,336,711	961	$28,582,250	5,999	$96,393,515	20,072

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,530,155	$14,890,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	(279,921)
Sales of investments in Man-AHL Diversified Trading Company L.P.	5,062,362	6,579,558
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(18,662,398)	(16,916,380)
Changes in assets and liabilities:
Management fees payable	33,681	25,994
Servicing fees payable	11,234	8,722
Accrued expenses and other liabilities	100,337	(49,214)

Net cash provided by operating activities	3,075,371	4,259,546

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	49,000	1,059,130
Payments on redemptions	(3,124,371)	(5,318,676)

Net cash used in financing activities	(3,075,371)	(4,259,546)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2022, and the results of its operations for the three and six month periods ended June 30, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
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
At June 30, 2022 and December 31, 2021, the Partnership owned 3,718.79 and 3,931.35 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2022 and December 31, 2021 was 52.84% and 57.16%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2022 and December 31, 2021, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2022 and 2021, no incentive fees were earned by the Advisor.
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
Therefore, no tax expense, including
interest
or penalties, was recorded for the three and six month periods ended June 30, 2022 and 2021. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2022 and 2021.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,944.78	$5,820.12	$4,944.56	$4,381.71	$5,093.13	$4,381.52

Income (loss) from investment operations:
Net investment income (loss)	(56.71)	(48.78)	(56.68)	(61.06)	(53.48)	(60.97)
Net realized and unrealized gains (losses) on trading activities	341.43	403.23	341.40	443.73	515.66	443.62

Total income (loss) from investment operations	284.72	354.45	284.72	382.67	462.18	382.65

Ending net asset value	$5,229.50	$6,174.57	$5,229.28	$4,764.38	$5,555.31	$4,764.17

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	4.96%	3.79%	4.96%	5.32%	4.02%	5.31%

Total expenses	4.96%	3.79%	4.96%	5.32%	4.02%	5.31%

Net investment income (loss)	(4.41)%	(3.22)%	(4.41)%	(5.25)%	(3.95)%	(5.25)%

Total return 2 :
Total return before incentive fees	5.76%	6.09%	5.76%	8.73%	9.07%	8.73%

Total return after incentive fees	5.76%	6.09%	5.76%	8.73%	9.07%	8.73%

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,402.83	$5,166.02	$4,402.64	$4,040.79	$4,682.16	$4,040.61

Income (loss) from investment operations:
Net investment income (loss)	(112.86)	(98.19)	(112.88)	(115.08)	(100.80)	(114.85)
Net realized and unrealized gains (losses) on trading activities	939.53	1106.74	939.52	838.67	973.95	838.41

Total income (loss) from investment operations	826.67	1008.55	826.64	723.59	873.15	723.56

Ending net asset value	$5,229.50	$6,174.57	$5,229.28	$4,764.38	$5,555.31	$4,764.17

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.05%	3.85%	5.05%	5.31%	4.01%	5.29%

Total expenses	5.05%	3.85%	5.05%	5.31%	4.01%	5.29%

Net investment income (loss)	(4.67)%	(3.46)%	(4.67)%	(5.24)%	(3.94)%	(5.22)%

Total return 2 :
Total return before incentive fees	18.78%	19.52%	18.78%	17.91%	18.65%	17.91%

Total return after incentive fees	18.78%	19.52%	18.78%	17.91%	18.65%	17.91%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions and the potential for wider conflict may increase global financial market volatility and could have severe adverse effects on regional and global economic markets. The United States, the United Kingdom, the European Union and other jurisdictions have instituted sanctions against certain Russian individuals, including politicians, and Russian corporate and banking entities, and a number of large private corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses. The sanctions imposed include prohibitions on trading in certain Russian securities, transacting in or dealing in issuances of debt or equity of Russian issuers, supplying certain restricted goods and services to Russian persons, engaging in certain private transactions and doing business with certain Russian corporate entities, large financial institutions, officials oligarchs and Russian annexed regions of Ukraine and the freezing of assets owned or controlled by certain designated persons. The sanctions also include the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Such measures could adversely affect global financial markets and thereby negatively affect the value of the Partnership’s investments beyond any direct exposure to Russian issuers or those of adjoining geographic regions. In response to the sanctions, the Russian Central Bank has raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities and the Partnership investments. Such actions could, for example, include restricting gas exports to other countries, seizing U.S. and European residents’ assets or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. The actions discussed above could have a negative effect on the performance of funds that have exposure to Russia or to global markets. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related global events cannot be predicted and may result in a negative impact on the performance and value of Partnership investments. While as of June 30, 2022 the Partnership has no direct Russian investments, the impact of Russian actions on the global markets in general may adversely impact the performance of the Partnership.
7. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2022, through August 12, 2022, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $263,800 and limited partner redemptions of $724,174.
The General Partner has evaluated the impact of subsequent events on the Partnership through August 12, 2022, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.
Financial Statements

(a)	At June 30, 2022 (unaudited) and December 31, 2021
(b)	For the three month periods ended June 30, 2022 and 2021 (unaudited) and for the six month periods ended June 30, 2022 and 2021 (unaudited)
(c)	For the six month periods ended June 30, 2022 and 2021 (unaudited)

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (Unaudited)		December 31, 2021

ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$2,732,742		$640,092
Net unrealized trading gains on open forward contracts	561,231		892,230
Net unrealized trading gains on open swap agreements	77,525		410,432
Net premiums paid on credit default swap agreements	1,528,018		19,471,044
Due from brokers	23,599,578		19,627,962

Total equity in trading accounts	28,499,094		41,041,760
Cash and cash equivalents	4,900,921		6,116,005
Investment in securities, at fair value (cost $164,209,183 and $119,992,845 at June 30, 2022 and December 31, 2021, respectively)	164,085,206		119,994,033

Total assets	$197,485,221		$167,151,798

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$1,986,002		$793,119
Net premiums received on credit default swap agreements	—		9,735,522
Due to brokers	1,321,817		688,536
Redemptions payable to Man-AHL Diversified I L.P.	702,507		230,787
Redemptions payable to Man-AHL Diversified II L.P.	300,000		123,248
Accrued expenses and other liabilities	365,019		310,983

Total liabilities	4,675,345		11,882,195

PARTNERS’ CAPITAL:
Limited Partners (7,037.56 and 6,877.47 units outstanding at June 30, 2022 and December 31, 2021, respectively)	192,809,876		155,269,603

Total partners’ capital	192,809,876		155,269,603

Total liabilities and partners’ capital	$197,485,221		$167,151,798

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$27,397.28	*	$22,576.55

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2022 (Unaudited)		December 31, 2021
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(452,207)	(0.2)	$289,920	0.2
Currencies	150,239	0.1	(55,551)	(0.0)
Energy	(1,423,008)	(0.8)	349,691	0.2
Indices	32,145	0.0	826,702	0.5
Interest Rates	(10,690)	(0.0)	(416,001)	(0.3)
Metals	—	—	122,005	0.1

Total futures contracts - long	(1,703,521)	(0.9)	1,116,766	0.7

FUTURES CONTRACTS - Short:
Agricultural	$372,195	0.2	$(82,985)	(0.1)
Energy	11,242	0.0	21,440	0.0
Indices	834,418	0.4	5,576	0.0
Interest Rates	1,817,548	1.0	110,255	0.1
Metals	1,400,860	0.7	(530,960)	(0.3)

Total futures contracts - short	4,436,263	2.3	(476,674)	(0.3)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$2,732,742	1.4	$640,092	0.4

FORWARD CONTRACTS - Long:
Australian dollars	$(220,314)	(0.1)	$380,623	0.2
Brazilian real	(835,431)	(0.4)	193,804	0.1
Mexican peso	(134,139)	(0.1)	567,451	0.4
New Zealand dollars	(71,136)	(0.0)	109,703	0.1
South African rand	(69,196)	(0.0)	(30,035)	(0.0)
South Korean won	64,349	0.0	(125,051)	(0.1)
U.K. pound	(176,611)	(0.1)	562,999	0.4
Other	(1,658,785)	(0.9)	(26,157)	(0.0)

Total long forward contracts vs USD	(3,101,263)	(1.6)	1,633,337	1.1

FORWARD CONTRACTS - Short:
Australian dollars	$489,159	0.3	$(506,646)	(0.3)
Brazilian real	395,961	0.2	(240,367)	(0.2)
Mexican peso	(286,854)	(0.1)	(920,680)	(0.6)
New Zealand dollars	231,521	0.1	(46,346)	(0.0)
South African rand	21,433	0.0	(24,454)	(0.0)
South Korean won	493,401	0.3	121,531	0.1
U.K. pound	10,237	0.0	(317,649)	(0.2)
Other	1,432,849	0.7	205,310	0.1

Total short forward contracts vs USD	2,787,707	1.5	(1,729,301)	(1.1)

Forward contracts - Cross currencies	(368,754)	(0.2)	(84,606)	(0.1)
Forward contracts - Metal non USD	(742,461)	(0.4)	279,681	0.2

	(1,111,215)	(0.6)	195,075	0.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(1,424,771)	(0.7)	$99,111	0.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2022 (Unaudited)		December 31, 2021
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums Paid $1,528,018 and $9,735,522, as of June 30, 2022 and December 31, 2021, respectively)		$77,525	0.0	$—	—

Total swap agreements - long		77,525	0.0	—	—

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $nil and $19,471,044, as of June 30, 2022 and December 31, 2021, respectively)		—	—	410,432	0.3

Total swap agreements - short		—	—	410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$77,525	0.0	$410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$1,385,496	0.7	$1,149,635	0.8

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/06/22	25,000,000	$—	—	$24,999,968	16.1
United States Treasury Bill 0% 01/20/22	25,000,000	—	—	24,999,886	16.1
United States Treasury Bill 0% 02/10/22	30,000,000	—	—	29,999,436	19.3
United States Treasury Bill 0% 03/03/22	35,000,000	—	—	34,997,193	22.4
United States Treasury Bill 0% 06/09/22	5,000,000	—	—	4,997,550	3.2
United States Treasury Bill 0% 07/28/22	35,000,000	34,975,663	18.1	—	—
United States Treasury Bill 0% 08/18/22	40,000,000	39,929,408	20.7	—	—
United States Treasury Bill 0% 11/25/22	45,000,000	44,628,301	23.1	—	—
United States Treasury Bill 0% 12/08/22	45,000,000	44,551,834	23.2	—	—

Total U.S. government securities - long		164,085,206	85.1	119,994,033	77.1

TOTAL INVESTMENT IN SECURITIES (COST $164,209,183 and $119,992,845 at June 30, 2022 and December 31, 2021, respectively)		$164,085,206	85.1	$119,994,033	77.1

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
NET INVESTMENT INCOME:
Interest income	$257,660	$23,143	$334,191	$47,615
Other income	—	—	2,155	—

Total investment income	257,660	23,143	336,346	47,615

EXPENSES
Brokerage commissions	40,944	70,635	91,167	113,584
Interest expense - brokers	38,437	58,767	90,367	115,819
Administration fees	35,061	24,357	65,432	45,825
Professional fees	63,114	64,079	126,228	127,514
Shareholder expenses	33,000	33,000	66,000	66,000
Other expenses	13,041	17,752	26,065	33,662

Total expenses	223,597	268,590	465,259	502,404

Net investment income (loss)	34,063	(245,447)	(128,913)	(454,789)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	22,397,480	13,930,412	33,757,132	36,242,526
Net change in unrealized gains (losses) on translation of foreign currency	(86,695)	71,136	(94,855)	(165,124)
Net change in unrealized trading gains (losses) on investments in securities	(40,669)	(9,868)	(125,165)	(5,523)
Net change in unrealized trading gains (losses) on open contracts/agreements	(9,865,553)	(512,522)	235,861	(10,682,765)

Net gain (loss) on trading activities	12,404,563	13,479,158	33,772,973	25,389,114

NET INCOME (LOSS)	$12,438,626	$13,233,711	$33,644,060	$24,934,325

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,758.49	$2,127.80	$4,803.49	$4,023.58

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,073.46	6,219.45	7,004.09	6,197.06

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2022	$155,269,603	6,877	$—	—	$155,269,603	6,877
Subscriptions	10,150,180	401	—	—	10,150,180	401
Redemptions	(6,253,967)	(240)	—	—	(6,253,967)	(240)
Net income (loss)	33,644,060	—	—	—	33,644,060	—

PARTNERS’ CAPITAL - June 30, 2022	$192,809,876	7,038	$—	—	$192,809,876	7,038

PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	9,050,692	401	—	—	9,050,692	401
Redemptions	(6,018,249)	(279)	—	—	(6,018,249)	(279)
Net income (loss)	24,934,325	—	—	—	24,934,325	—

PARTNERS’ CAPITAL - June 30, 2021	$150,070,978	6,282	$—	—	$150,070,978	6,282

Units and dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,644,060	$24,934,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(233,917,575)	(94,980,737)
Amortization of premium/discount on securities	(298,763)	(26,667)
Sales of investments in securities	190,000,000	80,000,000
Net change in unrealized trading (gains) losses on investments in securities	125,165	5,523
Net change in unrealized trading (gains) losses on open contracts/agreements	(235,861)	10,682,765
Changes in assets and liabilities:
Due from brokers	(3,971,616)	(4,304,054)
Net premiums paid on credit default swap agreements	17,943,026	(10,787,816)
Net premiums received on credit default swap agreements	(9,735,522)	—
Due to brokers	633,281	117,326
Accrued expenses and other liabilities	54,036	(66,328)

Net cash provided by (used in) operating activities	(5,759,769)	5,574,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	10,150,180	9,050,692
Payments on redemptions	(5,605,495)	(6,962,897)

Net cash provided by (used in) financing activities	4,544,685	2,087,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,215,084)	7,662,132
CASH AND CASH EQUIVALENTS - Beginning of period	6,116,005	11,507,859

CASH AND CASH EQUIVALENTS - End of period	$4,900,921	$19,169,991

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY: Cash paid for interest during the period	$90,367	$115,819

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2022, and the results of its operations for the three and six month periods ended June 30, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in
Man-AHL
Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.
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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $23,599,578 and $19,627,962 as of June 30, 2022 and December 31, 2021, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Melon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of June 30, 2022.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing
money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2022 and December 31, 2021, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2022, the Trading Company held foreign cash balances of $2,169,664 with a cost of $2,250,764, which are included in cash and cash equivalents. As of December 31, 2021, the Trading Company held foreign cash balances totaling $72,777 with a cost of $72,409, which are included in cash and cash equivalents. As of June 30, 2022 and December 31, 2021, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities
of more than 90 days, held with The Bank of New York Mellon. As of June 30, 2022, the Trading Company holds $164,085,206 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from July 28, 2022 to December 8, 2022, have a total face value of $165,000,000. As of December 31, 2021, the Trading Company holds $119,994,033 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from January 6, 2022 to June 9, 2022, have a total face value of $120,000,000. As of June 30, 2022 and December 31, 2021, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2022 and 2021. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2022 and December 31, 2021.
Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2022 and 2021.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2022 and December 31, 2021, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$164,085,206	$—	$164,085,206	$—
Futures contracts	5,453,518	5,453,518	—	—
Forward contracts	7,648,312	—	7,648,312	—
Swap agreements*	107,281	—	107,281	—

Total Assets	177,294,317	5,453,518	171,840,799	—

Liabilities
Futures contracts	(2,720,776)	(2,720,776)	—	—
Forward contracts	(9,073,083)	—	(9,073,083)	—
Swap agreements*	(29,756)	—	(29,756)	—

Total Liabilities	(11,823,615)	(2,720,776)	(9,102,839)	—

Net Fair Value	$165,470,702	$2,732,742	$162,737,960	$—

	Fair Value Measurements
Investments	As of December 31, 2021	Level 1	Level 2	Level 3
Assets
Treasury bills	$119,994,033	$—	$119,994,033	$—
Futures contracts	2,681,257	2,681,257	—	—
Forward contracts	7,959,668	—	7,959,668	—
Swap agreements*	410,432	—	410,432	—

Total Assets	131,045,390	2,681,257	128,364,133	—

Liabilities
Futures contracts	(2,041,165)	(2,041,165)	—	—
Forward contracts	(7,860,557)	—	(7,860,557)	—
Swap agreements*	—	—	—	—

Total Liabilities	(9,901,722)	(2,041,165)	(7,860,557)	—

Net Fair Value	$121,143,668	$640,092	$120,503,576	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2022 or 2021 based on the levels assigned at December 31, 2021 or 2020.
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
As of June 30, 2022 and December 31, 2021, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2022		December 31, 2021
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$222,157	$205,000,000
101-250	—	—	123,568	20,000,000
251-350	—	—	64,707	20,000,000
351-450	—	—	—	—
450+	—	—	—	—

Total	$—	$—	$410,432	$245,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2022 and December 31, 2021, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, As of June 30, 2022, the Trading Company did not hold any credit default swaps where the Trading Company is a seller of protection. The credit spread of the underlying indices, derived from the fair value at December 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 292 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity. As of June 30, 2022 the Trading Company posted cash collateral of $1,898,058, and as of December 31, 2021, the Trading Company posted cash collateral of $6,116,957, with respective counterparties on these agreements in the normal course of business. As of June 30, 2022, the Trading Company did not hold any credit default swaps where the Trading Company is a seller of protection. As of December 31, 2021, all open credit default swap agreements on selling protection have a maturity date of December 20, 2026.
During the three months ended June 30, 2022, the Trading Company traded 19,272 exchange-traded futures contracts and settled 20,247 forward contracts and 384 swap agreements. During the six months ended June 30, 2022, the Trading Company traded 44,349 exchange-traded futures contracts and settled 47,237 forward contracts and 812 swap agreements. During the three months ended June 30, 2021, the Trading Company traded 24,038 exchange-traded futures contracts and settled 24,492 forward contracts and 120 swap agreements. During the six months ended June 30, 2021, the Trading Company traded 43,752 exchange-traded futures contracts and settled 45,593 forward contracts and 571 swap agreements.
As of June 30, 2022, the gross notional value of open futures contracts is $589,526,636, the gross notional value of open forward contracts is $1,674,551,404 and the gross notional value of open swap contracts is $200,000,000. As of December 31, 2021, the gross notional value of open futures contracts is $783,553,575, the gross notional value of open forward contracts is $2,356,720,575 and the gross notional value of open swap contracts is $245,000,000. The trading activity of open future, forward and swap contracts as of June 30, 2022 and 2021 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2022 and December 31, 2021, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2022 and December 31, 2021, may differ from the net liability amounts recorded as of June 30, 2022 and December 31, 2021, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of June 30, 2022 and December 31, 2021, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	June 30, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading gains (losses)
Currencies	(losses) on open forward contracts	$7,296,559	on open forward contracts	$(7,978,869)
Metals		351,753		(1,094,214)

Total open forward contracts		7,648,312		(9,073,083)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading gains
Agricultural	on open futures contracts	504,403	on open futures contracts	(584,415)
Currencies		150,239		—
Energy		272,148		(1,683,914)
Indices		1,055,309		(188,746)
Interest rates		2,052,489		(245,631)
Metals		1,418,930		(18,070)

Total open futures contracts		5,453,518		(2,720,776)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading gains
Credit	on open swap agreements	107,281	on open swap agreements	(29,756)

Total open swap agreements		107,281		(29,756)

Total Derivatives		$13,209,111		$(11,823,615)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$7,478,368	on open forward contracts	$(7,658,938)
Metals		481,300		(201,619)

Total open forward contracts		7,959,668		(7,860,557)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	887,249	on open futures contracts	(680,314)
Currencies		—		(55,551)
Energy		512,661		(141,530)
Indices		968,366		(136,088)
Interest rates		186,526		(492,272)
Metals		126,455		(535,410)

Total open futures contracts		2,681,257		(2,041,165)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	410,432	on open swap agreements	—
Interest rates		—		—

Total open swap agreements		410,432		—

Total Derivatives		$11,051,357		$(9,901,722)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$6,352,785	$1,351,019	$5,714,847	$4,290,801
Metals	1,685,169	922,775	2,745,444	2,212,968

Net realized trading gains (losses) on closed contracts/agreements	$8,037,954	$2,273,794	$8,460,291	$6,503,769

Currencies	$(3,089,434)	$(1,670,148)	$(501,740)	$(5,482,017)
Metals	(3,028,049)	384,099	(1,022,142)	(100,237)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(6,117,483)	$(1,286,049)	$(1,523,882)	$(5,582,254)

Futures contracts
Agricultural	$(401,244)	$963,261	$3,266,309	$4,567,440
Currencies	278,249	16,448	340,074	(50,724)
Energy	6,191,387	5,351,061	15,788,583	8,433,278
Indices	(3,709,078)	3,529,412	(7,594,475)	9,627,886
Interest rates	11,344,086	(842,277)	13,978,674	(905,258)
Metals	(1,355,558)	114,418	(1,853,010)	1,844,493

Net realized trading gains (losses) on closed contracts/agreements	$12,347,842	$9,132,323	$23,926,155	$23,517,115

Agricultural	$(927,109)	$635,504	$(286,947)	$(1,615,193)
Currencies	174,073	(72,473)	205,790	(147,805)
Energy	(2,118,403)	2,918,066	(1,782,897)	2,770,499
Indices	869,724	(857,301)	34,285	(932,600)
Interest rates	(3,394,574)	(926,872)	2,112,604	(406,558)
Metals	1,291,637	(299,863)	1,809,815	(1,090,063)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,104,652)	$1,397,061	$2,092,650	$(1,421,720)

Swap agreements
Credit default swaps	$2,027,791	$2,706,903	$1,371,606	$2,916,598
Interest rate swaps	—	—	—	3,326,873

Net realized trading gains (losses) on closed contracts/agreements	$2,027,791	$2,706,903	$1,371,606	$6,243,471

Credit default swaps	$356,582	$(623,534)	$(332,907)	$(351,825)
Interest rate swaps	—	—	—	(3,326,966)

Net change in unrealized trading gains (losses) on open contracts/agreements	$356,582	$(623,534)	$(332,907)	$(3,678,791)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2022 and December 31, 2021, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
As of June 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,707,042	$(2,111,858)	$595,184	$—	$—	$595,184
Goldman Sachs	704,476	(148,790)	555,686	—	—	555,686
JPMorgan Chase	2,042,000	(460,128)	1,581,872	—	—	1,581,872

Total open futures contracts	$5,453,518	$(2,720,776)	$2,732,742	$—	$—	$2,732,742

Open forward contracts
Citigroup	$2,418,968	$(1,857,737)	$561,231	$—	$—	$561,231
HSBC	3,431,548	(3,431,548)	—	—	—	—
JPMorgan Chase	351,753	(351,753)	—	—	—	—
Royal Bank of Scotland	1,446,043	(1,446,043)	—	—	—	—

Total open forward contracts	$7,648,312	$(7,087,081)	$561,231	$—	$—	$561,231

Open swap agreements
Barclays	$16,876	$(8,247)	$8,629	$—	$—	$8,629
Goldman Sachs	66,483	(21,509)	44,974	—	—	44,974
JPMorgan Chase	23,922	—	23,922	—	—	23,922

Total open swap agreements	$107,281	$(29,756)	$77,525	$—	$—	$77,525

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,435,962	$(1,190,789)	$245,173	$—	$—	$245,173
Goldman Sachs	448,356	(436,581)	11,775	—	—	11,775
JPMorgan Chase	796,939	(413,795)	383,144	—	—	383,144

Total open futures contracts	$2,681,257	$(2,041,165)	$640,092	$—	$—	$640,092

Open forward contracts
Citigroup	$2,190,525	$(2,190,525)
HSBC	4,144,591	(3,532,041)	612,550	—	—	612,550
JPMorgan Chase	481,299	(201,619)	279,680	—	—	279,680
Royal Bank of Scotland	1,143,253	(1,143,253)	—	—	—	—

Total open forward contracts	$7,959,668	$(7,067,438)	$892,230	$—	$—	$892,230

Open swap agreements
Credit Suisse	$123,568	$—	$123,568	$—	$—	$123,568
Goldman Sachs	222,157	—	222,157	—	—	222,157
JPMorgan Chase	64,707	—	64,707	—	—	64,707

Total open swap agreements	$410,432	$—	$410,432	$—	$—	$410,432

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged

As of June 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,111,858	$(2,111,858)	$—	$—	$—	$—
Goldman Sachs	148,790	(148,790)	—	—	—	—
JPMorgan Chase	460,128	(460,128)	—	—	—	—

Total open futures contracts	$2,720,776	$(2,720,776)	$—	$—	$—	$—

Open forward contracts
Citigroup	$1,857,737	$(1,857,737)	$—	$—	$—	$—
HSBC	3,755,046	(3,431,548)	323,498	—	323,498	—
JPMorgan Chase	1,094,214	(351,753)	742,461	—	742,461	—
Royal Bank of Scotland	2,366,086	(1,446,043)	920,043	—	920,043	—

Total open forward contracts	$9,073,083	$(7,087,081)	$1,986,002	$—	$1,986,002	$—

Open swap agreements
Barclays	$8,247	$(8,247)	$—	$—	$—	$—
Goldman Sachs	21,509	(21,509)	—	—	—	—

Total open swap agreements	$29,756	$(29,756)	$—	$—	$—	$—

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,190,789	$(1,190,789)	$—	$—	$—	$—
Goldman Sachs	436,581	(436,581)	—	—	—	—
JPMorgan Chase	413,795	(413,795)	—	—	—	—

Total open futures contracts	$2,041,165	$(2,041,165)	$—	$—	$—	$—

Open forward contracts
Citigroup	$2,889,216	$(2,190,525)	698,691	—	698,691	—
HSBC	3,532,041	(3,532,041)	—	—	—	—
JPMorgan Chase	201,619	(201,619)	—	—	—	—
Royal Bank of Scotland	1,237,681	(1,143,253)	94,428	—	94,428	—

Total open forward contracts	$7,860,557	$(7,067,438)	$793,119	$—	$793,119	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$5,569,832
Open futures contracts and swap agreements
Goldman Sachs	$3,872,288
Open forward contracts
Citigroup	$733,791
HSBC	$3,096,502
Royal Bank of Scotland	$1,982,252
Open futures, forward and swap agreements
JPMorgan Chase	$3,581,276
Open swap agreements
Barclays	$1,536,661
As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$4,766,179
Open futures contracts and swap agreements
Goldman Sachs	$2,863,513
Open forward contracts
Citigroup	$2,051,389
HSBC	$3,662,072
Royal Bank of Scotland	$1,659,845
Open futures, forward and swap agreements
JPMorgan Chase	$4,530,536
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Per unit operating performance:
Beginning net asset value	$25,628.06	$21,730.53	$22,576.55	$19,823.33
Income (loss) from investment operations:
Net investment income (loss)	4.86	(39.74)	(18.53)	(73.71)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,764.36	2,196.62	4,839.26	4,137.79

Total income (loss) from investment operations	1,769.22	2,156.88	4,820.73	4,064.08

Ending net asset value	$27,397.28	$23,887.41	$27,397.28	$23,887.41

Ratios to average partners’ capital 1 :
Expenses	0.48%	0.75%	0.53%	0.75%

Net investment income (loss)	0.07%	(0.69)%	(0.15)%	(0.67)%

Total return 2	6.90%	9.93%	21.35%	20.50%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions and the potential for wider conflict may increase global financial market volatility and could have severe adverse effects on regional and global economic markets. The United States, the United Kingdom, the European Union and other jurisdictions have instituted sanctions against certain Russian individuals, including politicians, and Russian corporate and banking entities, and a number of large private corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses. The sanctions imposed include prohibitions on trading in certain Russian securities, transacting in or dealing in issuances of debt or equity of Russian issuers, supplying certain restricted goods and services to Russian persons, engaging in certain private transactions and doing business with certain Russian corporate entities, large financial institutions, officials oligarchs and Russian annexed regions of Ukraine and the freezing of assets owned or controlled by certain designated persons. The sanctions also include the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Such measures could adversely affect global financial markets and thereby negatively affect the value of the Trading Company investments beyond any direct exposure to Russian issuers or those of adjoining geographic regions. In response to the sanctions, the Russian Central Bank has raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities and the Trading Company investments. Such actions could, for example, include restricting gas exports to other countries, seizing U.S. and European residents’ assets or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. The actions discussed above could have a negative effect on the performance of funds that have exposure to Russia or to global markets. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related global events cannot be predicted and may result in a negative impact on the performance and value of the Trading Company investments. While as of June 30, 2022 the Trading Company has no direct Russian investments, the impact of Russian actions on the global markets in general may adversely impact the performance of the Trading Company.
9. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2022 through August 12, 2022, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $2,138,803, and limited partner redemptions of $927,303.
The General Partner has evaluated the impact of subsequent events on the Trading Company through August 12, 2022, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

10-K

filed March 31, 2022.
Allocations by Market Sector
The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2022. The Partnership’s capitalization was $101,157,643 as of June 30, 2022. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$913,762.10	0.90%
Bonds	$1,621,221.51	1.60%
Credit	$2,284,456.53	2.26%
Currencies	$3,794,699.25	3.75%
Energy	$853,236.88	0.84%
Interest rates	$606,810.60	0.60%
Metals	$1,338,632.92	1.32%
Stock indices	$2,082,880.99	2.06%
Total*	$13,495,700.77	13.34%

*	Total amount does not foot due to rounding.
Results of Operations
Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.
Periods Ended June 30, 2022:

30-June-22
Ending Equity	$101,157,643
Six months ended June 30, 2022:
Net assets increased $ 12,983,064 for the six months ended June 30, 2022. This increase was attributable to subscriptions in the amount of $ 49,000, redemptions in the amount of $ (3,596,091) and a net gain from operations of $ 16,530,155.
Management fees of $1,443,553 and servicing fees of $483,445 were paid or accrued, and interest of $181,624 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the six months ended June 30, 2022.
The Partnership’s other expenses paid or accrued for the six months ended June 30, 2022 were $463,054.
Three months ended June 30, 2022:
Net assets Increased $2,375,326 for the three months ended June 30, 2022. This Increase was attributable to subscriptions in the amount of $49,000, redemptions in the amount of (3,346,708) and a net gain from operations of $5,673,034
Management Fees of $760,938 and servicing fees of $254,817 were paid or accrued, and interest of $138,664 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2022.
The Partnership’s other expenses paid or accrued for the three months ended June 30, 2022 were $224,060.

In April, the Partnership experienced positive returns, dominated by fixed income, energies, and FX with metals and equities detracting. The increasingly hawkish stance of the Fed and ECB and the continuing pressure on bonds played to the hand of the Partnership’s dominant short positions. Some of the top performers were in Italian
10-year
government bonds, although short positions across the US curve were also positive. The Partnership’s long position in the Japanese 10yr bond finished flat and was one of the worst performers in the asset class. Trading in commodities was also positive in aggregate, with gains from long US natural gas positions benefitting from Europe’s desire to wean itself off Russian energy. This offset the losses from the Partnership’s long positions in copper and gold, two of the Partnership’s worst performers for the month. On the debit side, long metals positions, notably in copper and gold, detracted as prices reversed mid-month.
The Partnership’s currency trading finished in the black, as the US dollar continued to rise against a basket of currencies. In developed markets, short positions in the Euro and Japanese yen against the greenback continued to be positive as well. Long positions in commodity currencies such as the South African rand and the Canadian dollar, on the other hand, lost out. On the negative side, trading in equities finished down. A short position in the MSCI emerging market index generated positive performance, while a short position in the VIX volatility index detracted. There was a small gain in credit trading as positions oscillated around zero.
In May, the Partnership finished the month down net of fees with losses in FX, equities, metals, and agriculturals offsetting small gains from energies and fixed income. Long energies positions continued to perform positively, notably in US natural gas and the crude oil complex. On the other hand, the Partnership’s position in base metals such as aluminium and zinc did not fare as well, although trading was more mixed for precious positions, with gains from a short in silver. The steady yield increases seen in fixed income markets year-to-date
took a hiatus in May, and returns from the asset class were muted as a result. One of the top performers was a short position in Italian
10-year
bonds. A short position in US 5yr treasuries, on the other hand, lost out. The Partnership built into a net short equity position as the month progressed, which was beneficial until the last week of the month. Trading finished the month in the red, with top performers being shorts in the Singapore MSCI and Nasdaq 100 indices, while longs in the Australian SPI 200 and Indian Nifty indices lost out. Short credit positions were also detrimental in the last week of the month, most notably from a CDS index position in US investment-grade names. Concerns over growth in the US weighed on the US dollar, which reversed direction mid-month
versus a basket of other currencies. This had a detrimental effect on Asian currency pairs such as the South Korean won and Singapore dollar, which were the Partnership’s two worst performers, although the Partnership’s long positions in commodity currencies, such as the Mexican peso and Brazilian real offset some of these losses.
The Partnership’s performance in June was bifurcated, giving up mid-month
gains to finish with a positive return. Gains in fixed income, credit, and currencies were partially offset by losses in commodities. Despite the reversal mid-month,
trading in fixed income finished in the black. Short-term rates contracts generated a positive return, as did Canadian and Italian 10yr bonds, while a long position in
10-year
Japanese government bonds detracted. Shorts in credit performed positively as risk assets sold off throughout the month, notably in European investment-grade and high-yielding names. Trading in equities managed to eke out a gain as short positions in Asian indices, notably the Taiwan and Singapore MSCI, did best. A FTSE 100 long detracted from performance. US dollar strength was very much the theme in currency trading. Losses from longs in commodity currencies such as the Mexican peso and Brazilian real were offset by gains from US dollar longs against currencies such as the Korean won and Australian dollar. For the first month this year, commodities trading generated a loss. Agriculturals detracted, notably longs in soybeans and wheat, and longs in energies also caused pain. The Partnership’s short metals positions were positive, however, with silver and copper being some of the top performers.
Three months ended March 31, 2022:
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
Periods Ended June 30, 2021:

30-June-21
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
The Partnership’s Trading Value at Risk in Different Market Sectors
The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2022. As of June 30, 2022, the Partnership’s average quarter-end
capitalization was $99,969,981.

Quarter-Ended June 30, 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,150,617	1.15%	$1,387,414	$913,820.45
Bonds	$1,433,730	1.43%	$1,621,325	$1,246,134
Credit	$1,272,130	1.27%	$2,284,602	$259,657
Currencies	$3,717,007	3.72%	$3,794,942	$3,639,073
Energies	$912,189	0.91%	$971,086	$853,291
Interest rates	$578,325	0.58%	$606,849	$549,801
Metals	$1,179,532	1.18%	$1,338,718	$1,020,346
Stock indices	$1,817,673	1.82%	$2,083,014	$1,552,332
Total*	$12,061,203	12.06%	$14,087,951	$10,034,455

*	Certain total amounts do not foot due to rounding.
Average, highest and lowest Value at Risk amounts relate to the quarter-end
amounts for the six months ended June 30, 2022. Average capitalization is the Partnership’s average quarter-end
capitalization for the six months ended June 30, 2022.

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
The following were the primary trading risk exposures of the Partnership as of June 30, 2022, by market sector.
Fixed Income
. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Italy, Australia, and the United Kingdom. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that

G-7

interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.
Currencies
. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2022, the Partnership’s primary currency exposures were in the U.S. dollar versus the Korean Won, Euro, Swiss Franc, Mexican Peso and Australian Dollar.

Stock Indices
. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the

G-7

countries. As of June 30, 2022, the Partnership’s primary exposures were in the MSCI Emerging Market, Taiwan MSCI, NASDAQ 100 and Singapore MSCI indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)
Metals
. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2022, the Partnership’s primary metals market exposures were in silver, copper, gold and platinum.
Agricultural
. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, soybeans and feeder cattle accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2022.
Energy.

The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2022, the main exposures were in heating oil, US natural gas, crude oil and gas oil.
Qualitative Disclosures Regarding

Non-Trading

Risk Exposure
The following were the only

non-trading

risk exposures of the Partnership as of June 30, 2022.
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
The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

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
The Trading Advisor seeks to reduce the incidence and impact of System Events, to the extent feasible, through a combination of internal testing, simulation, real-time monitoring and the use of independent safeguards in the overall portfolio management process, often in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s) — all of which may have materially adverse effects on the Partnership. System Events in third-party provided Data is generally entirely outside of the control of the Trading Advisor.
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
The continuing conflict between Russia and Ukraine may adversely affect the Partnership’s investments and operations
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions and the potential for wider conflict may increase global financial market volatility and could have severe adverse effects on regional and global economic markets. The United States, the United Kingdom, the European Union and other jurisdictions have instituted sanctions against certain Russian individuals, including politicians, and Russian corporate and banking entities, and a number of large private corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses. The sanctions imposed include prohibitions on trading in certain Russian securities, transacting in or dealing in issuances of debt or equity of Russian issuers, supplying certain restricted goods and services to Russian persons, engaging in certain private transactions and doing business with certain Russian corporate entities, large financial institutions, officials oligarchs and Russian annexed regions of Ukraine and the freezing of assets owned or controlled by certain designated persons. The sanctions also include the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Such measures could adversely affect global financial markets and thereby negatively affect the value of the Partnership’s investments beyond any direct exposure to Russian issuers or those of adjoining geographic regions. In response to the sanctions, the Russian Central Bank has raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities and the Partnership investments. Such actions could, for example, include restricting gas exports to other countries, seizing U.S. and European residents’ assets or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. The actions discussed above could have a negative effect on the performance of funds that have exposure to Russia or to global markets. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related global events cannot be predicted and may result in a negative impact on the performance and value of Partnership investments. While as of June 30, 2022 the Partnership has no direct Russian investments, the impact of Russian actions on the global markets in general may adversely impact the performance of the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2022, May 2022 and June 2022, the Partnership sold Class A Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2022, May 2022 and June 2022, the Partnership sold Class A Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2022, May 2022 and June 2022, the Partnership sold Class B Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $49,000 and $0, respectively. On the first business day of January 2022, February 2022 and March 2022, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.
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
non-cash
transfers, during the three months ended June 2022:

	Class A-1 Units	Class A-2 Units	Class B-1 Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
April 2022	$203,448	$0	$325,440	$0
May 2022	$1,010,876	$877,059	$227,380	$0
June 2022	$581,773	$0	$120,734	$0
TOTAL	$1,796,097	$877,059	$673,554	$0

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2022.

Man-AHL Diversified I L.P.
(Registrant)

By: Man Investments (USA) Corp.
General Partner

By: /s/ Doug Hamilton

Vice President

By: /s/ Christopher Guarnotta

Principal Financial Officer