Form 10-Q
period 2022-09-30
MAN AHL DIVERSIFIED I LP
filed 2022-11-09
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File number: 000-53043

Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Man Investments (USA) Corp. 1345 Avenue of the Americas, Floor 21
New York, NY	10105
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL
Diversified I L.P.

(a)	At September 30, 2022 (unaudited) and December 31, 2021
(b)	For the three months ended September 30, 2022 and 2021 (unaudited) and for the nine months ended September 30, 2022 and 2021 (unaudited)
(c)	For the nine months ended September 30, 2022 and 2021 (unaudited)

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (Unaudited)		December 31, 2021
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$107,293,747		$88,756,299
Due from Man-AHL Diversified Trading Company L.P.	512,909		230,787

Total assets	$107,806,656		$88,987,086

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$512,909		$230,787
Management fees payable	264,887		217,586
Servicing fees payable	88,624		72,877
Accrued expenses and other liabilities	286,112		291,257

Total liabilities	1,152,532		812,507

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding at September 30, 2022 and December 31, 2021)	1,025,063		820,573
Limited Partners - Class A Series 1 (12,605.34 and 12,777.64 units outstanding at September 30, 2022 and December 31, 2021, respectively)	69,329,711		56,257,765
Limited Partners - Class A Series 2 (717.49 and 960.65 units outstanding at September 30, 2022 and December 31, 2021, respectively)	4,674,016		4,962,742
Limited Partners - Class B Series 1 (5,750.28 and 5,935.87 units outstanding at September 30, 2022 and December 31, 2021, respectively)	31,625,334		26,133,499

Total partners’ capital	106,654,124		88,174,579

Total liabilities and partners’ capital	$107,806,656		$88,987,086

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,500.03	*	$4,402.83	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,514.36	*	$5,166.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,499.79	*	$4,402.64	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$470,484	$15,512	$652,108	$47,729
Other income	—	—	1,221	—
Brokerage commissions	(23,399)	(33,905)	(73,954)	(109,909)
Interest expense	(12,885)	(32,245)	(63,119)	(110,614)
Administration fees	(18,239)	(16,368)	(54,383)	(47,296)
Professional fees	(33,013)	(39,313)	(102,909)	(125,533)
Shareholder expenses	(17,262)	(20,246)	(53,809)	(64,881)
Other expenses	(10,070)	(9,357)	(24,503)	(32,063)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	355,616	(135,922)	280,652	(442,567)

PARTNERSHIP EXPENSES:
Management fees	745,739	709,176	2,189,292	2,065,519
Servicing fees	249,541	237,499	732,986	691,691
Professional fees	46,991	46,991	140,973	140,973
Other expenses	68,236	59,248	179,499	180,324

Total partnership expenses	1,110,507	1,052,914	3,242,750	3,078,507

Net investment loss	(754,891)	(1,188,836)	(2,962,098)	(3,521,074)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(2,601,501)	443,202	15,862,896	25,238,615
Net change in unrealized trading gains (losses) on securities	(42,586)	2,047	(112,332)	(1,438)
Net change in unrealized trading gains (losses) on open contracts/agreeements and translation of foreign currency	8,684,940	(1,057,614)	9,027,651	(8,626,517)

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,040,853	(612,365)	24,778,215	16,610,660

NET INCOME (LOSS)	$5,285,962	$(1,801,201)	$21,816,117	$13,089,586

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$276.39	$(89.55)	$1,106.57	$637.21

CLASS A Series 2	$285.66	$(87.20)	$1,337.74	$780.06

CLASS B Series 1	$270.68	$(89.32)	$1,101.93	$636.22

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,692.81	13,162.36	12,841.09	13,316.83

CLASS A Series 2	749.67	960.65	873.15	959.08

CLASS B Series 1	5,776.49	6,031.45	5,842.94	6,060.57

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1
	Limited Partners		General Partner		Limited Partners		Limited Partners		TOTAL
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861
Subscriptions	1,500,000	293	—	—	—	—	312,800	62	1,812,800	355
Redemptions	(2,433,125)	(466)	—	—	(1,456,766)	(244)	(1,259,481)	(248)	(5,149,372)	(958)
Net income (loss)	14,005,071	—	204,490	—	1,168,040	—	6,438,516	—	21,816,117	—

PARTNERS’ CAPITAL September 30, 2022	$69,329,711	12,605	$1,025,063	186	$4,674,016	717	$31,625,334	5,750	$106,654,124	19,258

PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	1,087,930	229	—	—	115,000	20	376,400	84	1,579,330	333
Redemptions	(3,711,891)	(841)	—	—	(152,315)	(29)	(959,286)	(213)	(4,823,492)	(1,083)
Net income (loss)	8,367,418	—	118,186	—	748,135	—	3,855,847	—	13,089,586	—

PARTNERS’ CAPITAL September 30, 2021	$60,577,544	12,958	$871,284	186	$5,252,944	961	$27,961,278	5,981	$94,663,050	20,086

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,816,117	$13,089,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(825,266)	(560,162)
Sales of investments in Man-AHL Diversified Trading Company L.P.	7,064,563	7,822,345
Net (gain) loss on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(25,058,867)	(16,168,093)
Changes in assets and liabilities:
Management fees payable	47,301	21,681
Servicing fees payable	15,747	7,278
Accrued expenses and other liabilities	(5,145)	(6,088)

Net cash provided by operating activities	3,054,450	4,206,547

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,812,800	1,579,330
Payments on redemptions	(4,867,250)	(5,785,877)

Net cash used in financing activities	(3,054,450)	(4,206,547)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2022, and the results of its operations for the three and nine month periods ended September 30, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
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
At September 30, 2022 and December 31, 2021, the Partnership owned 3,682.88 and 3,931.35 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2022 and December 31, 2021 was 52.14% and 57.16%, respectively.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2022 and 2021, no incentive fees were earned by the Advisor.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2022 and 2021. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2022 and 2021.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$5,229.50	$6,174.57	$5,229.28	$4,764.38	$5,555.31	$4,764.17

Income (loss) from investment operations:
Net investment income (loss)	(39.69)	(25.85)	(39.84)	(59.35)	(51.76)	(59.32)
Net realized and unrealized gains (losses) on trading activities	310.22	365.64	310.35	(30.11)	(35.44)	(30.14)

Total income (loss) from investment operations	270.53	339.79	270.51	(89.46)	(87.20)	(89.46)

Ending net asset value	$5,500.03	$6,514.36	$5,499.79	$4,674.92	$5,468.11	$4,674.71

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	4.90%	3.83%	4.92%	5.08%	3.81%	5.08%

Total expenses	4.90%	3.83%	4.92%	5.08%	3.81%	5.08%

Net investment income (loss)	(3.05)%	(1.68)%	(3.06)%	(5.01)%	(3.74)%	(5.01)%

Total return 2 :
Total return before incentive fees	5.17%	5.50%	5.17%	(1.88)%	(1.57)%	(1.88)%

Total return after incentive fees	5.17%	5.50%	5.17%	(1.88)%	(1.57)%	(1.88)%

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,402.83	$5,166.02	$4,402.64	$4,040.79	$4,682.16	$4,040.61

Income (loss) from investment operations:
Net investment income (loss)	(152.61)	(127.46)	(152.85)	(174.32)	(152.58)	(174.10)
Net realized and unrealized gains
(losses) on trading activities	1,249.81	1,475.80	1,250.00	808.45	938.53	808.20

Total income (loss) from investment operations	1,097.20	1,348.34	1,097.15	634.13	785.95	634.10

Ending net asset value	$5,500.03	$6,514.36	$5,499.79	$4,674.92	$5,468.11	$4,674.71

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.01%	3.86%	5.02%	5.24%	3.95%	5.23%

Total expenses	5.01%	3.86%	5.02%	5.24%	3.95%	5.23%

Net investment income (loss)	(4.11)%	(2.93)%	(4.12)%	(5.17)%	(3.88)%	(5.16)%

Total return 2 :
Total return before incentive fees	24.92%	26.10%	24.92%	15.69%	16.79%	15.69%

Total return after incentive fees	24.92%	26.10%	24.92%	15.69%	16.79%	15.69%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions and the potential for wider conflict may increase global financial market volatility and could have severe adverse effects on regional and global economic markets. The United States, the United Kingdom, the European Union and other jurisdictions have instituted sanctions against certain Russian individuals, including politicians, and Russian corporate and banking entities, and a number of large private corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses. The sanctions imposed include prohibitions on trading in certain Russian securities, transacting in or dealing in issuances of debt or equity of Russian issuers, supplying certain restricted goods and services to Russian persons, engaging in certain private transactions and doing business with certain Russian corporate entities, large financial institutions, officials oligarchs and Russian annexed regions of Ukraine and the freezing of assets owned or controlled by certain designated persons. The sanctions also include the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Such measures could adversely affect global financial markets and thereby negatively affect the value of the Partnership’s investments beyond any direct exposure to Russian issuers or those of adjoining geographic regions. In response to the sanctions, the Russian Central Bank has raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities and the Partnership investments. Such actions could, for example, include restricting gas exports to other countries, seizing U.S. and European residents’ assets or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. The actions discussed above could have a negative effect on the performance of funds that have exposure to Russia or to global markets. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related global events cannot be predicted and may result in a negative impact on the performance and value of Partnership investments. While as of September 30, 2022 the Partnership has no direct Russian investments, the impact of Russian actions on the global markets in general may adversely impact the performance of the Partnership.
7. SUBSEQUENT EVENTS
For the period subsequent to September 30, 2022, through November 9, 2022, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $250,000 and limited partner redemptions of $1,692,745
.
The General Partner has evaluated the impact of subsequent events on the Partnership through November 9, 2022, the date financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL
Diversified Trading Company L.P.
Financial Statements

(a)	At September 30, 2022 (unaudited) and December 31, 2021
(b)	For the three months ended September 30, 2022 and 2021 (unaudited) and for the nine months ended September 30, 2022 and 2021 (unaudited)
(c)	For the nine months ended September 30, 2022 and 2021 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (Unaudited)		December 31, 2021
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$10,913,231		$640,092
Net unrealized trading gains on open forward contracts	7,257,669		892,230
Net unrealized trading gains on open swap agreements	74,756		410,432
Net premiums paid on credit default swap agreements	2,650,035		19,471,044
Due from brokers	12,284,846		19,627,962

Total equity in trading accounts	33,180,537		41,041,760
Cash and cash equivalents	25,050,603		6,116,005
Investment in securities, at fair value (cost $154,067,855 and $119,992,845 at September 30, 2022 and December 31, 2021, respectively)	153,862,452		119,994,033

Total assets	$212,093,592		$167,151,798

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open forward contracts	$—		$793,119
Net unrealized trading losses on open swap agreements	148,378		—
Net premiums received on credit default swap agreements	—		9,735,522
Due to brokers	4,915,075		688,536
Redemptions payable to Man-AHL Diversified I L.P.	512,909		230,787
Redemptions payable to Man-AHL Diversified II L.P.	358,846		123,248
Accrued expenses and other liabilities	379,428		310,983

Total liabilities	6,314,636		11,882,195

PARTNERS’ CAPITAL:
Limited Partners (7,063.41 and 6,877.47 units outstanding at September 30, 2022 and December 31, 2021, respectively)	205,778,956		155,269,603

Total partners’ capital	205,778,956		155,269,603

Total liabilities and partners’ capital	$212,093,592		$167,151,798

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$29,133.09	*	$22,576.55

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF
INVESTMENTS

	September 30, 2022 (Unaudited)		December 31, 2021
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$(489,541)	(0.2)	$289,920	0.2
Currencies	150,530	0.1	(55,551)	(0.0)
Energy	301,930	0.1	349,691	0.2
Indices	(33,299)	(0.0)	826,702	0.5
Interest Rates	(1,527)	(0.0)	(416,001)	(0.3)
Metals	—	0.0	122,005	0.1

Total futures contracts - long	(71,907)	0.0	1,116,766	0.7

FUTURES CONTRACTS - Short:
Agricultural	$53,790	0.0	$(82,985)	(0.1)
Energy	182,542	0.1	21,440	0.0
Indices	2,574,869	1.3	5,576	0.0
Interest Rates	6,992,591	3.3	110,255	0.1
Metals	1,181,346	0.6	(530,960)	(0.3)

Total futures contracts - short	10,985,138	5.3	(476,674)	(0.3)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$10,913,231	5.3	$640,092	0.4

FORWARD CONTRACTS - Long: Australian dollars	$(987,535)	(0.5)	$380,623	0.2
Brazilian real	(935,039)	(0.5)	193,804	0.1
Mexican peso	17,549	0.0	567,451	0.4
New Zealand dollars	(1,170,656)	(0.6)	109,703	0.1
South African rand	(293,885)	(0.1)	(30,035)	(0.0)
South Korean won	(652,726)	(0.3)	(125,051)	(0.1)
U.K. pound	(399,788)	(0.2)	562,999	0.4
Other	(5,178,252)	(2.5)	(26,157)	(0.0)

Total long forward contracts vs USD	(9,600,332)	(4.7)	1,633,337	1.1

FORWARD CONTRACTS - Short:
Australian dollars	$1,552,663	0.8	$(506,646)	(0.3)
Brazilian real	409,309	0.2	(240,367)	(0.2)
Mexican peso	(55,324)	(0.0)	(920,680)	(0.6)
New Zealand dollars	1,477,600	0.7	(46,346)	(0.0)
South African rand	323,833	0.2	(24,454)	(0.0)
South Korean won	2,591,859	1.3	121,531	0.1
U.K. pound	1,196,193	0.6	(317,649)	(0.2)
Other	11,312,671	5.3	205,310	0.1

Total short forward contracts vs USD	18,808,804	9.1	(1,729,301)	(1.1)

Forward contracts - Cross currencies	(1,983,994)	(0.9)	(84,606)	(0.1)
Forward contracts - Metal non USD	33,191	0.0	279,681	0.2

	(1,950,803)	(0.9)	195,075	0.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$7,257,669	3.5	$99,111	0.1

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2022 (Unaudited)		December 31, 2021
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $2,650,035 and received $9,735,522, as of September 30, 2022 and December 31, 2021, respectively)		$(73,622)	0.0	$—	—

Total swap agreements - long		(73,622)	0.0	—	—

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $nil and $19,471,044, as of September 30, 2022 and December 31, 2021, respectively)		—	—	410,432	0.3

Total swap agreements - short		—	—	410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$(73,622)	0.0	$410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$18,097,278	8.8	$1,149,635	0.8

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/06/22	25,000,000	$—	—	$24,999,968	16.1
United States Treasury Bill 0% 01/20/22	25,000,000	—	—	24,999,886	16.1
United States Treasury Bill 0% 02/10/22	30,000,000	—	—	29,999,436	19.3
United States Treasury Bill 0% 03/03/22	35,000,000	—	—	34,997,193	22.4
United States Treasury Bill 0% 06/09/22	5,000,000	—	—	4,997,550	3.2
United States Treasury Bill 0% 01/26/23	40,000,000	39,571,601	19.2	—	—
United States Treasury Bill 0% 11/25/22	40,000,000	39,832,982	19.4	—	—
United States Treasury Bill 0% 12/08/22	45,000,000	44,756,801	21.8	—	—
United States Treasury Bill 0% 01/19/23	30,000,000	29,701,068	14.4	—	—

Total U.S. government securities - long		153,862,452	74.8	119,994,033	77.1

TOTAL INVESTMENT IN SECURITIES (COST $ 154,067,855 and $119,992,845 at September 30, 2022 and December 31, 2021, respectively)		$153,862,452	74.8	$119,994,033	77.1

*	The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.
See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
NET INVESTMENT INCOME:
Interest income	$900,334	$25,321	$1,234,525	$72,936
Other income	—	—	2,155	—

Total investment income	900,334	25,321	1,236,680	72,936

EXPENSES
Brokerage commissions	44,768	55,528	135,935	169,112
Interest expense - brokers	24,624	52,525	114,991	168,344
Administration fees	34,867	26,686	100,299	72,511
Professional fees	63,114	64,079	189,342	191,593
Shareholder expenses	33,000	33,000	99,000	99,000
Other expenses	19,269	15,252	45,334	48,914

Total expenses	219,642	247,070	684,901	749,474

Net investment income (loss)	680,692		551,779	(676,538)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(4,954,435)	854,383	28,802,697	37,096,909
Net change in unrealized gains (losses) on translation of foreign currency	(17,757)	(97,079)	(112,612)	(262,203)

Net change in unrealized trading gains (losses) on investments in securities	(81,426)	3,337	(206,591)	(2,186)

Net change in unrealized trading gains (losses) on open contracts/agreements	16,711,782	(1,805,884)	16,947,643	(12,488,649)

Net gain (loss) on trading activities	11,658,164	(1,045,243)	45,431,137	24,343,871

NET INCOME (LOSS)	$12,338,856	$(1,266,992)	$45,982,916	$23,667,333

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$1,746.11	$(191.69)	$6,545.50	$3,735.31

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,066.49	6,609.69	7,025.12	6,336.11

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2022	$155,269,603	6,877	$—	—	$155,269,603	6,877
Subscriptions	12,651,852	495	—	—	12,651,852	495
Redemptions	(8,125,415)	(309)	—	—	(8,125,415)	(309)
Net income (loss)	45,982,916	—	—	—	45,982,916	—

PARTNERS’ CAPITAL - September 30, 2022	$205,778,956	7,063	$—	—	$205,778,956	7,063

PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$—	—	$122,104,210	6,160
Subscriptions	20,632,055	885	—	—	20,632,055	885
Redemptions	(7,578,421)	(344)	—	—	(7,578,421)	(344)
Net income (loss)	23,667,333	—	—	—	23,667,333	—

PARTNERS’ CAPITAL - September 30, 2021	$158,825,177	6,701	$—	—	$158,825,177	6,701

Units and dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$45,982,916	$23,667,333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of investments in securities	(302,982,576)	(214,958,698)
Amortization of premium/discount on securities	(1,054,354)	(38,511)
Sales of investments in securities	269,961,920	180,000,000
Net change in unrealized trading (gains) losses on investments in securities	206,591	2,186
Net change in unrealized trading (gains) losses on open contracts/agreements	(16,947,643)	12,488,649
Changes in assets and liabilities:
Due from brokers	7,343,116	(21,602,176)
Net premiums paid on credit default swap agreements	16,821,009	(11,308,957)
Net premiums received on credit default swap agreements	(9,735,522)	2,069,377
Due to brokers	4,226,539	12,813,515
Accrued expenses and other liabilities	68,445	3,829

Net cash provided by (used in) operating activities	13,890,441	(16,863,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	12,651,852	20,632,055
Payments on redemptions	(7,607,695)	(8,314,113)

Net cash provided by (used in) financing activities	5,044,157	12,317,942

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,934,598	(4,545,511)

CASH AND CASH EQUIVALENTS - Beginning of period	6,116,005	11,507,859

CASH AND CASH EQUIVALENTS - End of period	$25,050,603	$6,962,348

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$114,991	$168,344

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2022, and the results of its operations for the three and nine month periods ended September 30, 2022 and 2021. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.
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

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $12,284,846 and $19,627,962 as of September 30, 2022 and December 31, 2021, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York
Mellon
relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of September 30, 2022.
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
Derivative Contracts
— In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which mainly use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements may consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of net premiums paid or received on the statements of financial condition. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing
money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2022 and December 31, 2021, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2022, the Trading Company held foreign cash balances of $10 with a cost of $10, which are included in cash and cash equivalents. As of December 31, 2021, the Trading Company held foreign cash balances totaling $72,777 with a cost of $72,409, which are included in cash and cash equivalents. As of September 30, 2022 and December 31, 2021, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of September 30, 2022, the Trading Company holds $153,862,452 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from November 25, 2022 to January
26
, 2023, have a total face value of $155,000,000. As of December 31, 2021, the Trading Company holds $119,994,033 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from January 6, 2022 to June 9, 2022, have a total face value of $120,000,000. As of September 30, 2022 and December 31, 2021, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2022 and 2021. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2022 and December 31, 2021.
Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2022 and 2021.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2022 and December 31, 2021, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy.
The following is a summary categorization as of September 30, 2022 and December 31, 2021, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$153,862,452	$—	$153,862,452	$—
Futures contracts	11,847,410	11,847,410	—	—
Forward contracts	30,396,441	—	30,396,441	—
Swap agreements*	97,920	—	97,920	—

Total Assets	196,204,223	11,847,410	184,356,813	—

Liabilities
Futures contracts	(934,179)	(934,179)	—	—
Forward contracts	(23,138,772)	—	(23,138,772)	—
Swap agreements*	(171,542)	—	(171,542)	—

Total Liabilities	(24,244,493)	(934,179)	(23,310,314)	—

Net Fair Value	$171,959,730	$10,913,231	$161,046,499	$—

	Fair Value Measurements
Investments	As of December 31, 2021	Level 1	Level 2	Level 3
Assets
Treasury bills	$119,994,033	$—	$119,994,033	$—
Futures contracts	2,681,257	2,681,257	—	—
Forward contracts	7,959,668	—	7,959,668	—
Swap agreements*	410,432	—	410,432	—

Total Assets	131,045,390	2,681,257	128,364,133	—

Liabilities
Futures contracts	(2,041,165)	(2,041,165)	—	—
Forward contracts	(7,860,557)	—	(7,860,557)	—
Swap agreements*	—	—	—	—

Total Liabilities	(9,901,722)	(2,041,165)	(7,860,557)	—

Net Fair Value	$121,143,668	$640,092	$120,503,576	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2022 or 2021 based on the levels assigned at December 31, 2021 or 2020.
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
As of September 30, 2022 and December 31, 2021, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2022		December 31, 2021
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$222,157	$205,000,000
101-250	—	—	123,568	20,000,000
251-350	—	—	64,707	20,000,000
351-450	—	—	—	—
450 +	—	—	—	—

Total	$—	$—	$410,432	$245,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2022 and December 31, 2021, all credit default swap contracts entered into by the Trading Company are on indices. As of September 30, 2022, the Trading Company did not hold any credit default swaps where the Trading Company is a seller of protection. The credit spread of the underlying indices, derived from the fair value at December 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 292 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity. As of September 30, 2022 the Trading Company posted cash collateral of $95,551, and as of December 31, 2021, the Trading Company posted cash collateral of $6,116,957, with respective counterparties on these agreements in the normal course of business. As of September 30, 2022, the Trading Company did not hold any credit default swaps where the Trading Company is a seller of protection. As of December 31, 2021, all open credit default swap agreements on selling protection have a maturity date of December 20, 2026.
During the three months ended September 30, 2022, the Trading Company traded 22,450 exchange-traded
futures contracts and settled 25,539 forward contracts and 412 swap agreements. During the nine months ended September 30, 2022, the Trading Company traded 66,799 exchange-traded futures contracts and settled 72,776 forward contracts and 1,224 swap agreements. During the three months ended September 30, 2021, the Trading Company traded 27,100 exchange-traded futures contracts and settled 25,932 forward contracts and 424 swap agreements. During the nine months ended September 30, 2021, the Trading Company traded 37,140 exchange-traded
futures contracts and settled 127,880 forward contracts and 1,111 swap agreements.
As of September 30, 2022, the gross notional value of open futures contracts is $603,768,914, the gross notional value of open forward contracts is $2,438,673,269 and the gross notional value of open swap contracts is $160,000,000. As of December 31, 2021, the gross notional value of open futures contracts is $783,553,575, the gross notional value of open forward contracts is $2,356,720,575 and the gross notional value of open swap contracts is $245,000,000. The trading activity of open future, forward and swap contracts as of September 30, 2022 and 2021 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2022 and December 31, 2021, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2022 and December 31, 2021, may differ from the net liability amounts recorded as of September 30, 2022 and December 31, 2021, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of September 30, 2022 and December 31, 2021, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	September 30, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$29,915,285	on open forward contracts	$(22,690,807)
Metals		481,156		(447,965)

Total open forward contracts		30,396,441		(23,138,772)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	188,230	on open futures contracts	(623,981)
Currencies		150,530		—
Energy		526,387		(41,915)
Indices		2,726,815		(185,245)
Interest rates		6,992,590		(1,526)
Metals		1,262,858		(81,512)

Total open futures contracts		11,847,410		(934,179)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	97,920	on open swap agreements	(171,542)

Total open swap agreements		97,920		(171,542)

Total Derivatives		$42,341,771		$(24,244,493)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains		Gross unrealized trading losses
Currencies	on open forward contracts	$7,478,368	on open forward contracts	$(7,658,938)
Metals		481,300		(201,619)

Total open forward contracts		7,959,668		(7,860,557)

Open futures contracts	Gross unrealized trading gains		Gross unrealized trading losses
Agricultural	on open futures contracts	887,249	on open futures contracts	(680,314)
Currencies		—		(55,551)
Energy		512,661		(141,530)
Indices		968,366		(136,088)
Interest rates		186,526		(492,272)
Metals		126,455		(535,410)

Total open futures contracts		2,681,257		(2,041,165)

Open swap agreements	Gross unrealized trading gains		Gross unrealized trading losses
Credit	on open swap agreements	410,432	on open swap agreements	—
Interest rates		—		—

Total open swap agreements		410,432		—

Total Derivatives		$11,051,357		$(9,901,722)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$1,643,404	$(4,957,305)	$7,358,251	$(666,504)
Metals	(487,068)	908,018	2,258,376	3,120,986

Net realized trading gains (losses) on closed contracts/agreements	$1,156,336	$(4,049,287)	$9,616,627	$2,454,482

Currencies	$7,906,788	$(600,383)	$7,405,048	$(6,082,400)
Metals	775,652	(254,956)	(246,490)	(355,193)

Net change in unrealized trading gains (losses) on open contracts/agreements	$8,682,440	$(855,339)	$7,158,558	$(6,437,593)

Futures contracts
Agricultural	$(2,529,744)	$(211,802)	$736,565	$4,355,638
Currencies	508,502	(134,997)	848,576	(185,721)
Energy	(4,446,260)	8,064,514	11,342,323	16,497,792
Indices	(1,994,832)	(734,642)	(9,589,307)	8,893,244
Interest rates	3,823,286	(940,385)	17,801,960	(1,845,643)
Metals	1,923,992	(1,340,358)	70,982	504,135

Net realized trading gains (losses) on closed contracts/agreements	$(2,715,056)	$4,702,330	$21,211,099	$28,219,445

Agricultural	$(355,739)	$393,949	$(642,686)	$(1,221,244)
Currencies	291	147,146	206,081	(659)
Energy	1,896,238	70,759	113,341	2,841,258
Indices	1,675,007	(1,627,512)	1,709,292	(2,560,112)
Interest rates	5,184,206	35,042	7,296,810	(371,516)
Metals	(219,514)	294,558	1,590,301	(795,505)

Net change in unrealized trading gains (losses) on open contracts/agreements	$8,180,489	$(686,058)	$10,273,139	$(2,107,778)

Swap agreements
Credit default swaps	$(3,061,668)	$46,181	$(1,690,062)	$2,962,779
Interest rate swaps	—	—	—	3,326,873

Net realized trading gains (losses) on closed contracts/agreements	$(3,061,668)	$46,181	$(1,690,062)	$6,289,652

Credit default swaps	$(151,147)	$(264,487)	$(484,054)	$(616,312)
Interest rate swaps	—	—	—	(3,326,966)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(151,147)	$(264,487)	$(484,054)	$(3,943,278)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2022 and December 31, 2021, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

		Gross Amount Offset in the	Net Amounts of Assets presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized	Statements of Financial	in the Statements of Financial	Financial	Cash Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount
As of September 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$5,139,212	$(577,102)	$4,562,110	$—	$—	$4,562,110
Goldman Sachs	2,248,748	(141,411)	2,107,337	—	—	2,107,337
JPMorgan Chase	4,459,450	(215,666)	4,243,784	—	—	4,243,784

Total open futures contracts	$11,847,410	$(934,179)	$10,913,231	$—	$—	$10,913,231

Open forward contracts
Citigroup	$8,704,421	$(6,071,390)	$2,633,031	$—	$—	$2,633,031
HSBC	16,027,466	(11,822,391)	4,205,075	—	—	4,205,075
JPMorgan Chase	481,156	(447,965)	33,191	—	—	33,191
Royal Bank of Scotland	5,183,398	(4,797,026)	386,372	—	—	386,372

Total open forward contracts	$30,396,441	$(23,138,772)	$7,257,669	$—	$—	$7,257,669

Open swap agreements
Barclays	$58,689	$(6,266)	$52,423	$—	$—	$52,423
JPMorgan Chase	39,231	(16,898)	22,333	—	—	22,333

Total open swap agreements	$97,920	$(23,164)	$74,756	$—	$—	$74,756

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,435,962	$(1,190,789)	$245,173	$—	$—	$245,173
Goldman Sachs	448,356	(436,581)	11,775	—	—	11,775
JPMorgan Chase	796,939	(413,795)	383,144	—	—	383,144

Total open futures contracts	$2,681,257	$(2,041,165)	$640,092	$—	$—	$640,092

Open forward contracts
Citigroup	$2,190,525	$(2,190,525)	$—	$—	$—	$—
HSBC	4,144,591	(3,532,041)	612,550	—	—	612,550
JPMorgan Chase	481,299	(201,619)	279,680	—	—	279,680
Royal Bank of Scotland	1,143,253	(1,143,253)	—	—	—	—

Total open forward contracts	$7,959,668	$(7,067,438)	$892,230	$—	$—	$892,230

Open swap agreements
Credit Suisse	$123,568	$—	$123,568	$—	$—	$123,568
Goldman Sachs	222,157	—	222,157	—	—	222,157
JPMorgan Chase	64,707	—	64,707	—	—	64,707

Total open swap agreements	$410,432	$—	$410,432	$—	$—	$410,432

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

		Gross Amount Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts	Statements of	Statements of		Cash
	of Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount
As of September 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$577,102	$(577,102)	$—	$—	$—	$—
Goldman Sachs	141,411	(141,411)	—	—	—	—
JPMorgan Chase	215,666	(215,666)	—	—	—	—

Total open futures contracts	$934,179	$(934,179)	$—	$—	$—	$—

Open forward contracts
Citigroup	$6,071,390	$(6,071,390)	$—	$—	$—	$—
HSBC	11,822,391	(11,822,391)	—	—	—	—
JPMorgan Chase	447,965	(447,965)	—	—	—	—
Royal Bank of Scotland	4,797,026	(4,797,026)	—	—	—	—

Total open forward contracts	$23,138,772	$(23,138,772)	$—	$—	$—	$—

Open swap agreements
Barclays	$6,266	$(6,266)	$—	$—	$—	$—
Goldman Sachs	148,378	—	148,378	—	148,378	—
JPMorgan Chase	16,898	(16,898)	—	—	—	—

Total open swap agreements	$171,542	$(23,164)	$148,378	$—	$148,378	$—

As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$1,190,789	$(1,190,789)	$—	$—	$—	$—
Goldman Sachs	436,581	(436,581)	—	—	—	—
JPMorgan Chase	413,795	(413,795)	—	—	—	—

Total open futures contracts	$2,041,165	$(2,041,165)	$—	$—	$—	$—

Open forward contracts
Citigroup	$2,889,216	$(2,190,525)	$698,691	—	$698,691	—
HSBC	3,532,041	(3,532,041)	—	—	—	—
JPMorgan Chase	201,619	(201,619)	—	—	—	—
Royal Bank of Scotland	1,237,681	(1,143,253)	94,428	—	94,428	—

Total open forward contracts	$7,860,557	$(7,067,438)	$793,119	$—	$793,119	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,627,800
Open futures contracts and swap agreements
Goldman Sachs	$2,097,136
Open forward contracts
Royal Bank of Scotland	$2,121,466
Open futures, forward and swap agreements
JPMorgan Chase	$1,731,190
Open swap agreements
Barclays	$1,029,368
As of December 31, 2021
Open futures contracts
Bank of America Merrill Lynch	$4,766,179
Open futures contracts and swap agreements
Goldman Sachs	$2,863,513
Open forward contracts
Citigroup	$2,051,389
HSBC	$3,662,072
Royal Bank of Scotland	$1,659,845
Open futures, forward and swap agreements
JPMorgan Chase	$4,530,536
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Per unit operating performance:
Beginning net asset value	$27,397.28	$23,887.41	$22,576.55	$19,823.33
Income (loss) from investment operations:
Net investment income (loss)	96.42	(33.99)	78.97	(107.42)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	1,639.39	(151.89)	6,477.57	3,985.62

Total income (loss) from investment operations	1,735.81	(185.88)	6,556.54	3,878.20

Ending net asset value	$29,133.09	$23,701.53	$29,133.09	$23,701.53

Ratios to average partners’ capital 1 :
Expenses	0.45%	0.63%	0.51%	0.71%

Net investment income (loss)	1.41%	(0.57)%	0.41%	(0.64)%

Total return 2	6.34%	(0.78)%	29.04%	19.56%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
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
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions and the potential for wider conflict may increase global financial market volatility and could have severe adverse effects on regional and global economic markets. The United States, the United Kingdom, the European Union and other jurisdictions have instituted sanctions against certain Russian individuals, including politicians, and Russian corporate and banking entities, and a number of large private corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses. The sanctions imposed include prohibitions on trading in certain Russian securities, transacting in or dealing in issuances of debt or equity of Russian issuers, supplying certain restricted goods and services to Russian persons, engaging in certain private transactions and doing business with certain Russian corporate entities, large financial institutions, officials oligarchs and Russian annexed regions of Ukraine and the freezing of assets owned or controlled by certain designated persons. The sanctions also include the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Such measures could adversely affect global financial markets and thereby negatively affect the value of the Trading Company investments beyond any direct exposure to Russian issuers or those of adjoining geographic regions. In response to the sanctions, the Russian Central Bank has raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities and the Trading Company investments. Such actions could, for example, include restricting gas exports to other countries, seizing U.S. and European residents’ assets or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. The actions discussed above could have a negative effect on the performance of funds that have exposure to Russia or to global markets. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related global events cannot be predicted and may result in a negative impact on the performance and value of the Trading Company investments. While as of September 30, 2022 the Trading Company has no direct Russian investments, the impact of Russian actions on the global markets in general may adversely impact the performance of the Trading Company.
9. SUBSEQUENT EVENTS
For the period subsequent to September 30, 2022 through November 9
, 2022
, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,165,002 and limited partner redemptions of $2,203,782.
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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 30, 2022.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2022. The Partnership’s capitalization was $106,654,124 as of September 30, 2022. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agriculturals	$950,142.25	0.89%
Bonds	$1,674,003.88	1.57%
Credit	$2,177,685.70	2.04%
Currencies	$3,671,115.43	3.44%
Energy	$624,748.15	0.59%
Interest rates	$665,320.26	0.62%
Metals	$1,699,458.96	1.59%
Stock indices	$2,768,010.21	2.60%
Total	$14,230,484.83	13.34%

*	Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2022:

30-September-22
Ending Equity	$106,654,124

Nine months ended September 30, 2022:

Net assets increased $18,479,545 for the nine months ended September 30, 2022. This increase was attributable to subscriptions in the amount of $ 1,812,800, redemptions in the amount of $ (5,149,372) and a net gain from operations of $ 21,816,117

Management fees of $ 2,189,292 and servicing fees of $ 732,986 were paid or accrued, and interest of $652,108 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2022.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2022 were $693,149.

Three months ended September 30, 2022:

Net assets increased $5,496,481 for the three months ended September 30, 2022. This increase was attributable to subscriptions in the amount of $ 1,763,800, redemptions in the amount of $ (1,553,281) and a net gain from operations of $ 5,285,962.

Management Fees of $ 745,739 and servicing fees of $ 249,541 were paid or accrued, and interest of $ $470,484 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2022.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2022 were $230,095.

In July, the Partnership had negative returns net of fees driven by losses across all asset classes. Fixed income markets rallied in July, much to the detriment of the Partnership’s short positioning. Some of the worst offenders were German, Italian and US Treasury bonds, where losses were generated across all five tenors traded. No positions made gains. In equities trading, the Partnership’s short positions in the Singapore MSCI and Nasdaq 100 also lost out, though some offsetting gains were made in a short position in the VIX. The Partnership’s credit trading saw fewer bright spots, with the biggest losses from long CDS positions in US investment-grade and high-yield indices. Commodities also lost out in aggregate, most notably in the agricultural positions in coffee and soybeans, both of which saw large intra-month price ranges. Metals trading also dipped into the red overall as uniformly short positioning across markets saw gains in copper and gold negated by losses in lead and palladium. An overall loss in energies trading was dominated by losses in the crude oil complex through long positions. On the positive side, the Partnership’s long position in US natural gas was positive as futures prices rose over 50%, while its European gas long positions also gained. FX trading ended with a small loss, as performance mirrored the fortunes of the US dollar, which reversed mid-month against a basket of currencies. A long in the Polish zloty and a short in the Japanese yen were the worst offenders, while a short in the Euro saw the largest gain despite the European Central Bank’s (the “ECB”) rate rise.

In August, the Partnership had positive returns net of fees, with gains driven by fixed income, FX, and commodities offsetting losses from equities. Fixed income trading was positive, particularly from short positions at the short end of interest-rate curves. Short positions also contributed positively at the 10-year points in UK and Italian government bonds, though the Partnership experienced a loss from longs in Japanese 10-year bonds. The Partnership’s FX trading was bolstered by a strong US dollar, which rose against a basket of currencies of trading partners of the US. Some of the Partnership’s top performers were shorts in the South Korean won and Swiss franc. Losses were dominated by pairs involving short Euro, notably against the British pound. In commodities trading, silver fell 12% on the month, which generated a positive return for the Partnership’s short position. Long energy positions, notably in US and Dutch natural gas, were also positive. Trading in agricultural commodities was mixed with an overall loss originating mainly from a long cotton position. Equities trading generated a negative return in aggregate, though no position generated significant losses or gains. A short in the MSCI EAFE index generated a small gain, while a long in the Dutch All Index generated a loss. Credit positions were similarly small, and an overall loss was dominated by mixed positioning in US indices.

The Partnership ended September with positive returns net of fees, with gains from fixed income, currency and equities, and a loss from commodities. In fixed income trading, the Partnership’s short positioning across the maturity spectrum brought in positive returns, with gains in interest-rates - SOFR and SONIA - and US Treasury bond futures contracts across the curve. The top performing bond futures position was a short in 10-year Gilts. Losses were incurred from a long Japanese 10yr Bond position. In currency trading, a number of the Partnership’s short positions against the US dollar were beneficial, most notably in the South Korean won and the Euro. Losses were incurred from a long in the Brazilian real, however, as the currency retreated from gains in July and August. Trading in equities was profitable in aggregate. Shorts in the MSCI EM and Asian indices were star performers, with the Korean Kospi, for example, falling almost 13%. A short in the VIX index generated offsetting losses. The Partnership’s mixed positioning in credit trading generated a loss, particularly in higher yielding indices. Commodities also generated a loss for the Partnership overall amidst a backdrop of falling commodity prices and a strengthening US dollar. Energies trading dipped into the red, driven predominantly by a long US natural gas position. Losses in agriculturals were driven by longs in coffee and soybeans. Metals positioning, however, had been net short since early summer and is now uniformly short. Top gainers this month were gold and aluminium while silver detracted.

Three months ended June 30, 2022:

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

In May, the Partnership finished the month down net of fees with losses in FX, equities, metals, and agriculturals offsetting small gains from energies and fixed income. Long energies positions continued to perform positively, notably in US natural gas and the crude oil complex. On the other hand, the Partnership’s position in base metals such as aluminum and zinc did not fare as well, although trading was more mixed for precious positions, with gains from a short in silver. The steady yield increases seen in fixed income markets year-to-date took a hiatus in May, and returns from the asset class were muted as a result. One of the top performers was a short position in Italian 10-year bonds. A short position in US 5yr treasuries, on the other hand, lost out. The Partnership built into a net short equity position as the month progressed, which was beneficial until the last week of the month. Trading finished the month in the red, with top performers being shorts in the Singapore MSCI and Nasdaq 100 indices, while longs in the Australian SPI 200 and Indian Nifty indices lost out. Short credit positions were also detrimental in the last week of the month, most notably from a CDS index position in US investment-grade names. Concerns over growth in the US weighed on the US dollar, which reversed direction mid-month versus a basket of other currencies. This had a detrimental effect on Asian currency pairs such as the South Korean won and Singapore dollar, which were the Partnership’s two worst performers, although the Partnership’s long positions in commodity currencies, such as the Mexican peso and Brazilian real offset some of these losses.

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

To finish out the first quarter, March saw the Partnership finish with positive returns as commodity, FX, and fixed income trading gains offset the losses in credit. Commodities once more were top contributors for the Partnership, led by energies where long positions in the oil complex were accretive, although for the second month in a row, long positions in carbon emissions detracted on perception of lower energy demand. Long metals positions also generated positive returns, most notably gold but also nickel which gained on a well-publicized short squeeze at the London Metal Exchange. Trading in agricultural commodities was also positive, with corn and wheat top performers. Losses were seen in coffee and cocoa trading. The Partnership also saw positive returns from pairs involving long commodity currencies such as the Brazilian real and Australian dollar. Crosses against the Japanese yen were particularly beneficial as well, while long positions in the British pound against both the Euro and US dollar incurred losses. Short fixed income positions were also beneficial, particularly SOFR and 2-year bond futures. A short in German Schatz futures, on the other hand, generated a loss. The Partnership transitioned from short to small long in both equites and credit as the month progressed. Equities trading was marginally positive overall, with the top performers being Chinese indices. Credit trading dipped into the red, however, with losses driven by long CDS positions in the European high yield index

Periods Ended September 30, 2021:

30-September-21
Ending Equity	$94,663,050.20

Nine months ended September 30, 2021:

Net assets increased $ 9,845,424 for the nine months ended September 30, 2021. This increase was attributable to subscriptions in the amount of $1,579,330, redemptions in the amount of $4,823,493 and a net gain from operations of $13,089,586

Management fees of $2,065,519 and servicing fees of $ 691,691 were paid or accrued, and interest of $47,729 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2021.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2021 were $811,593.

Three months ended September 30, 2021:

Net assets decreased $1,871,937 for the three months ended September 30, 2021. This decrease was attributable to subscriptions in the amount of $520,200, redemptions in the amount of $449,464 and a net loss from operations of $1,801,201.

Management Fees of $709,176 and servicing fees of $237,499 were paid or accrued, and interest of $15,512 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2021.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2021 were $257,673.

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

As the quarter ended, markets appeared worried about the prospect of earlier than anticipated tapering of quantitative easing in the US, the highest German inflation rate in almost three decades, the potential default of Evergrande in China (the world’s most indebted real estate developer) and supply chain disruption characterised by queues for fuel in the UK. Broadly, this market worry did not suit the Partnership’s dominantly long positioning and resulted in a negative return, with losses in equities, fixed income and FX overcoming gains in energies. The macro-economic environment had its greatest impact on the Partnership’s generally risk-on positioning in equities, and the effect was compounded by sector rotation. Worst performers were longs in the Australian SPI 200 and S&P 500 indices, while smaller gains were made in long Tokyo stock exchange and Nifty indices. Losses were also seen in the Partnership’s long credit positions, most notably in the US. Government bond yields, which rose for the second month running. The “dot plots” may have given an indication of the timing of future rises in the US, but elsewhere—Czech Republic for example—actual rises in interest rates came in ahead of market expectations. Long positions in Italian bonds caused the greatest losses, although there were small offsetting gains from a short in the UK 10-year gilts. Rising US bond yields helped provide a tailwind to the US dollar. The Mexican peso declined against the greenback despite the Banco de Mexico raising rates for the third time this year, generating the asset class’s biggest loss in the Partnership. A short in the Swiss franc, on the other hand, was beneficial. Commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2022. As of September 30, 2022, the Partnership’s average quarter-end capitalization was $102,200,522.

Quarter-Ended September 30, 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,083,814	1.06%	$1,387,414	$913,820
Bonds	$1,513,860	1.48%	$1,674,121	$1,246,134
Credit	$1,574,032	1.54%	$2,284,602	$259,657
Currencies	$3,701,796	3.62%	$3,794,942	$3,639,073
Energies	$816,390	0.80%	$971,086	$624,792
Interest rates	$607,339	0.59%	$665,367	$549,801
Metals	$1,352,881	1.32%	$1,699,578	$1,020,346
Stock indices	$2,134,517	2.09%	$2,768,204	$1,552,332
Total*	$12,784,629	12.51%	$15,245,315	$9,805,955

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2022. Average capitalization is the Partnership’s average quarter-end capitalization at the end of the nine months ended September 30, 2022.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2022, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Italy, Canada, and Australia. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2022, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Euro, Swiss Franc, Mexican Peso, South Korean Won and Australian Dollar.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of September 30, 2022, the Partnership’s primary exposures were in the MSCI Emerging Market, Hang Seng, H-Shares and Taiwan MSCI indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2022, the Partnership’s primary metals market exposures were in Gold, Copper, Silver and Aluminum.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, Cocoa, Corn and Soybeans accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2022.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2022, the main exposures were in Crude Oil, Heating Oil, Gasoline and Carbon Emissions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2022.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)    The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2022, August 2022 and September 2022, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $1,500,000, respectively. On the first business day of July 2022, August 2022 and September 2022, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2022, August 2022 and September 2022, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $13,800, $250,000 and $0, respectively. On the first business day of July 2022, August 2022 and September 2022, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b) Not applicable.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2022:

	Class A-1 Units	Class A-2 Units	Class B-1 Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:

(last business day)
July 2022	$97,951	$579,707	$46,517	$0
August 2022	$76,997	$0	$239,200	$0
September 2022	$462,080	$0	$50,829	$0

TOTAL	$637,028	$579,707	$336,546	$0

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2022.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Doug Hamilton

Vice President

By:	/s/ Christopher Guarnotta

Principal Financial Officer