Form 10-K
period 2022-12-31
MAN AHL DIVERSIFIED I LP
filed 2023-03-28
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SE CTION 1 3 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
000-53043
Man-AHL Diversified I L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1496634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Man Investments (USA) Corp. 1345 Avenue of the Americas Floor 21 New York, NY	10105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(212) 649-6600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	none	none
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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
Not applicable.
Documents Incorporated by Reference
The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2022 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form
10-K.

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

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The registration statement, which was subsequently amended, became effective on or about March 28, 2008. The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”): Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. On April 1, 2009, the Partnership added two new series of Units: Class A Series 2 Units (“Class A-2”) and Class B Series 2 Units (“Class B-2”). Except as described in section (c) below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully. Class B-2 units are no longer being offered by the Partnership.

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

The General Partner became the general partner of the Partnership as of April 1, 2005 when Man-AHL (USA) Corp., the Partnership’s original general partner and trading advisor (“Man-AHL”), appointed it as such. In addition to the appointment of the General Partner, Man-AHL appointed Man-AHL (USA) Limited to serve as the trading advisor to the Partnership commencing as of April 1, 2005. Following the appointments of the General Partner as a general partner and Man-AHL (USA) Limited as the trading advisor, Man-AHL resigned as a general partner and trading advisor of the Partnership. The General Partner agreed to continue the Partnership without interruption or change. On June 1, 2014, the General Partner appointed the Trading Advisor as trading advisor of the Partnership, and Man-AHL (USA) Limited resigned as trading advisor. The Trading Advisor implements the same trading program and employs substantively the same personnel as did Man-AHL (USA) Limited. The General Partner controls and manages the business of the Partnership, but has otherwise delegated its investment management authority and commodity pool operator responsibilities with respect to the Partnership to the Trading Advisor. Purchasers of Units, as the Partnership’s “Limited Partners,” have no right to participate in management or control of the Partnership. The offices of the Partnership, where its books and records are kept, are located at the office of the General Partner: 1345 Avenue of the Americas., Floor 21, New York, NY, 10105; telephone (212) 649-6600.

(c)    Narrative description of business

The Partnership engages in speculative trading, directly and indirectly, of physical commodities, futures contracts, spot and forward contracts, swaps and options on the foregoing, exchanges of futures for physical transactions and other investments on domestic and international exchanges and markets (including the interbank and over-the-counter (“OTC”) markets). The Partnership’s indirect investments will be made through an investment in the Trading Company, pursuant to the trading strategies employed by the Trading Advisor. The Partnership invests substantially all of its assets in the Trading Company.

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

As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program invests in a diversified portfolio of instruments which may include futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades a broad range of markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals, agriculturals and volatility.

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

The AHL Diversified Program is supported by a dedicated investment team, focused on the continual refinement of its trading models as well as the identification of new opportunities. These are gradually introduced into the AHL Diversified Program following extensive research and testing. The number and diversity of markets and strategies traded directly or indirectly by the AHL Diversified Program are therefore likely to continue to expand over time. It should also be noted that the implementation of the AHL Diversified Program by the Trading Company may differ from the way in which the AHL Diversified Program is implemented by other investment products managed by entities within the Man Group. These differences generally include, among other things, differences in the types of financial instruments, markets and asset classes traded which arise out of legal structuring, applicable law and other restrictions and/or considerations with respect to such investment products.

The Trading Advisor is paid a monthly management fee, payable in arrears, in an amount equal to 1/6th of 1% of the month-end Net Asset Value of the Partnership (as defined in the Limited Partnership Agreement) whether or not the Partnership is profitable (approximately 2% annually). The General Partner is paid a monthly general partner administrative fee in an amount equal to 1/12th of 1% of the month-end Net Asset Value of the Partnership whether or not the Partnership is profitable (approximately 1% annually) in respect to Class A and Class B units. The Trading Advisor may pay a portion of its management fee to the General Partner, and the General Partner may share a portion of its administrative fee with the Placement Agent (as defined below).

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

Man Investments Inc., an affiliate of the General Partner and Trading Advisor, is the lead placement agent for the Partnership (the “Placement Agent”). In connection with various services provided by the Placement Agent to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors, the Partnership will pay the Placement Agent a servicing fee equal to, in respect to Class A-1 Units and Class B-1 Units, 1/12th of 1% of the month-end Net Asset Value of such Units (approximately 1% annually), and in respect of Class A-2 Units and Class B-2 Units, 1/12th of 0.75% of the

month-end Net Asset Value of such Units (approximately 0.75% annually), whether or not the Partnership is profitable as of the end of each month. The Placement Agent may pass all or a portion of the servicing fee on to certain other selling and services agents. In addition, Units purchased through such selling and services agents may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of the Units.

The Partnership’s organizational and initial offering fees and expenses were paid by the Partnership and have been completely amortized. The Partnership pays all of its expenses incurred in the ordinary course of its business. The Partnership also pays its extraordinary expenses, if any.

The Trading Company utilizes a number of brokers in the performance of its trading activities. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Barclays Capital Inc. serve as the Trading Company’s futures brokers; Natwest Markets plc, HSBC Bank PLC and Citibank, N.A. London Branch serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc. act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain OTC interest rate swap trading through J.P. Morgan Chase Bank N.A. (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

The Partnership invests substantially all of its assets in the Trading Company. All of the Trading Company’s assets will be held in cash or United States (“U.S.”) government securities in accounts in the name of the Trading Company at the Brokers or a bank, which currently is The Bank of New York Mellon, and in order to conduct futures trading activities, will be transferred, as necessary, into segregated accounts at the Brokers. Approximately 10% to 40% of the Trading Company’s assets will be committed as margin for derivative positions. The Brokers may receive compensating balance treatment and excess interest income on the Partnership’s assets, through the Trading Company, held at the Brokers in the form of cash.

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

(b)    Holders.

As of December 31, 2022, there were 261 holders of Class A Units, 28 holders of Class A-2 Units, 285 holders of Class B Units and 0 holders of Class B-2 Units.

(c)    Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of October 2022, November 2022 and December 2022, the Partnership sold Class A Units to existing and new Limited Partners in the amount of $250,000, $0 and $200,000, respectively; Class A-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively; Class B Units to existing and new Limited Partners in the amount of $0, $0 and $90,000, respectively; and Class B-2 Units to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(f)    Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed during the three months ended December 31, 2022:

	Class A Units	Class A-2 Units	Class B Units	Class B-2 Units
Date of Redemption:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
(last business day)
October 2022	$696,745	—	$974,732	—
November 2022	$610,865	—	$101,000	—
December 2022	$90,179	—	$62,261	—

TOTAL	$1,397,789	—	$1,137,993	—

Item 6.    Selected Financial Data.

The following is a summary of operations for the fiscal years 2022, 2021, 2020, 2019 and 2018 and total assets of the Partnership at December 31, 2022, 2021, 2020, 2019 and 2018.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue:*
Total net realized and unrealized gains (losses)	$16,528,604	$12,312,822	$9,655,632	$13,208,515	$1,245,752
Interest income	$1,367,524	$59,757	510,991	1,856,022	1,764,072
Other Income	61,035	—	4,845	102,311	—
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	2,925,061	2,741,440	2,603,364	2,811,368	3,276,649
Servicing fees	979,160	918,065	871,180	941,605	1,098,660
Brokerage commissions	105,501	143,451	138,727	190,659	284,613
Administrative expenses	814,919	939,538	869,967	915,339	1,182,114
Net income (loss)	$13,132,522	$7,630,085	$5,688,230	$10,307,877	$(2,832,242)
Total assets	$96,721,385	$88,987,086	$86,720,650	$92,358,800	$105,907,806
Total Partnership capital	$95,974,747	$88,174,579	$84,817,626	$90,128,836	$99,736,784
Net Asset Value per outstanding unit — Class A — Series 1	$5,046.95	$4,402.83	$4,040.79	$3,773.02	$3,379.30
Net Asset Value per outstanding unit — Class A — Series 2	$5,996.48	$5,166.02	$4,682.16	$4,317.43	$3,818.72
Net Asset Value per outstanding unit — Class B — Series 1	$5,046.72	$4,402.64	$4,040.61	$3,772.86	$3,379.15
Net Asset Value per outstanding unit — Class B — Series 2	—	$—	$—	$—	$3,604.14 ***
Increase (decrease) in Net Asset Value per Class A — Series 1 unit^	$658.74	$372.99	$237.00	$387.36	(70.61)
Increase (decrease) in Net Asset Value per Class A — Series 2 unit^	$955.09	$477.27	$395.07	$511.82	(31.24)
Increase (decrease) in Net Asset Value per Class B — Series 1 unit^	$673.19	$369.12	$253.32	$394.51	(70.61)
Increase (decrease) in Net Asset Value per Class B — Series 2 unit^***	—	$—	$—	$—	$(245.87)

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

During its operations through December 31, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2022. The Partnership’s capitalization was $95,974,747 as of December 31, 2022. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2022
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agriculturals	$1,347,047.25	1.40%
Bonds	$1,386,223.63	1.44%
Credit	$2,708,704.22	2.82%
Currencies	$4,110,314.09	4.28%
Energy	$419,487.57	0.44%
Interest rates	$825,376.49	0.86%
Metals	$1,001,553.61	1.04%
Stock indices	$3,042,599.42	3.17%

Total*	$14,841,306.27	15.46%

*Total	amount does not foot due to rounding.

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

	2022 31-Dec -21	2021 31-Dec -20
Ending Equity	$95,974,747	$88,174,579

2022

Net assets increased $7,800,168 for the year ended December 31, 2022. This increase was attributable to subscriptions in the amount of $2,352,800, redemptions in the amount of $7,685,154 and net income from operations of $13,132,522.

For the year ended December 31, 2022, the Partnership accrued or paid total expenses of $4,824,641, including $979,160 in servicing fees, $2,925,061 in General Partner administrative fees and Trading Advisor management fees, and $920,420 in other expenses. and interest of $1,367,524 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances.

The Net Asset Value of a Class A Unit increased by $644.12 to $5,046.95. The Net Asset Value of a Class B Unit increased by $644.08 to $5,046.72. The Net Asset Value of a Class A-2 Unit increased by $830.46 to $5,996.48.

The Partnership’s equity trading in January was marginally positive, as gains were accrued from longs in North American capital goods, and Taiwanese indices. A short position in the VIX volatility index, on the other hand, caused losses as the index spiked in the final few days. The Partnership’s equity trading also finished February in positive territory, with the Partnership’s positions in the S&P TSX 60 and Nikkei futures being top performers. In March, the Partnership’s gains in equity trading was led by its dominantly long equity positions, as well as its positions in Sweden’s OM index and Germany’s Dax indices. A short VIX volatility position was also beneficial as, as were long credit positions particularly in Europe. In April, positive overall performance in equities was topped by longs in Australia’s SPI 200 and Taiwan’s MSCI indices. Longs in the Japan’s TSE index marginally detracted. Credit spreads also tightened, with gains dominated by short CDS positions in US indices. However, in May, trading in equities finished slightly down. Top performer was a long in the Canadian TSX index, spurred by rising commodities, while longs in Taiwanese indices generated losses as the rise in prices due to a global semiconductor shortage took a breather. Equities’ path through June was much smoother than currencies and bonds, and the Partnership’s long position in the Australian SPI 200 benefited. Bullishness for risk assets also fed into the Partnership’s credit positions, with gains being made across the board, most notably European 5y Crossover. Although many equity indices ended July in positive territory, their route was impeded mid-month in part by coronavirus worries. Overall in July, net long positioning led to negative performance for the asset class, led by the MSCI EM and Russell 2000 indices, although there were pockets of strength in trading the Swedish OM and NASDAQ 100 indices. In August, several key benchmarks such as the S&P 500 hit fresh all-time highs. This benefitted dominantly long positions in the Partnership, with India’s Nifty Index as the top performer. A long in the Singapore MSCI Index, on the other hand, lost out on Covid-19 Delta variant concerns and negative pressure on Asian technology stocks. In September, the macro-economic environment had its greatest impact on the Partnership’s generally risk-on positioning in equities, and the effect was compounded by sector rotation. Worst performers were longs in the Australian SPI 200 and S&P 500 indices, while smaller gains were made in long Tokyo stock exchange and Nifty indices. More mixed positioning in equities in October resulted in a slight gain on the month. Positive returns from shorts in Chinese indices and Hang Seng were able to offset by losses from shorts in the S&P 500 and Russell 2000. In November, trading in equities was flat. Asian indices rebounded particularly strongly with the news of China moving away from its zero Covid policy, and the Hang Seng’s 27% rise hurt the Partnership’s small short position. On the positive side, gains were made from a long in the Euro-STOXX and short in the VIX volatility index. December’s losses in equity markets were against the grain of the previous two months which were, in fact, the only two consecutive up-months in 2022. This countertrend move hurt the Partnership’s predominantly long positions. The worst hit were Asia and Asia-Pacific indices, notably in Australia, Taiwan and Japan.

In January, yields across developed markets generally rose on the month. US bond yields breached 1%, hurting the Partnership’s broadly long positions in US bonds, which more than offset the gains posted in its short position in long-dated bonds. Fixed income generated a positive return as positioning shifted from net long to net short mid-way through the month of February. Top performers were shorts in German bunds and Australian 10-year bonds, while losses were led by Italian 10-year bonds which switched positions from long to short as the month progressed. In March, fixed income trading generated a small positive return, as gains from short positions in 10y and 30y US treasuries offset losses from short positions in German 5y and 10y bonds. Fixed income yields in April took a respite from their recent rising theme, which resulted in a slight loss from the Partnership’s small aggregate short positions. Losses were dominated by Canadian and US instruments, while small gains were made in their European counterparts. In May, a combination of little movement in fixed income yields and low bond risk levels meant that trading in the asset class was subdued. Overall there was a loss, with gains from US 2yr and 5yr treasuries being slightly offset by losses from shorts in UK and longs in Canadian bonds. In June, long positions in U.S. bond markets long-dated futures made small gains, while short positions in 2- and 5-year futures lost out. A long position in the Eurodollar also contributed to losses. However, in July, bond markets did not encounter a sell-off, even with the additional news of consumer price inflation in the US hitting its highest levels since 2008. Dominantly long fixed income positions were top performers for the Partnership. Italian, German, and French 10-year bonds topped the list for the asset class while losses were incurred from positions in German and US 2-year bonds amid spikes in the number of coronavirus cases. Fixed income positions detracted in August amidst overall subdued price moves. European bonds fared worst, with German, French, and Italian bonds all selling-off to the detriment of the Partnership’s long positions, while a long in Australian 10-year bonds generated a small profit. In September, long positions in Italian bonds caused the greatest losses, although there were small offsetting gains from a short in the UK 10-year gilts. Rising US bond yields helped provide a tailwind to the US dollar. In October, trading in fixed income instruments tipped into the black overall with no real direction to markets. US yields generally rose, leading to profits from short positions across the Treasury curve. Shorts in Italian government bonds, on the other hand, generated a loss, as did shorts in UK gilts which were impacted by volatility surrounding the regime change in the UK government. Within short-term rates, patterns were similar, with US shorts generating a profit while UK sterling shorts lost out. The prospect of fewer rate rises to combat inflation sent fixed income yields lower, generating losses for the Partnership’s dominantly short positions in November. The worst offenders were long-dated US Treasuries. In December, ECB President Lagarde’s comment, “Anybody who thinks this is a pivot from the ECB is wrong”, dashed the hopes of dovish bond investors, sending yields of European bonds higher and resulted in gains for short positions in German bonds in particular. The Bank of Japan’s decision to double the effective yield cap on 10y Japanese government bonds, on the other hand, caught the Partnership’s small long position off-guard.

In January, a bounce in the US dollar versus a basket of currencies representing the United States’ trading partners hurt the Partnership’s short positions in the US dollar, particularly in such positions against the South African rand and Japanese yen. Longs in the Chinese renminbi and Indian rupee made token gains. Additionally, in February, the majority of the Partnership’s losses on the month were generated in its FX trading, though such losses were mild. Long Australian dollar positions versus both the US dollar and Japanese yen performed well along with long in the Swiss franc versus the US dollar; none of those gains were enough to offset the losses from long positions in the Indian rupee, EURO Mexican Peso and Japanese yen against the US dollar. However, in March, FX was fruitful for the Partnership, with short positions in the Swiss franc and Japanese yen against the US dollar, as well as a short position in the Euro against the Canadian dollar, the top performers. Some losses were seen in the Partnership’s long positions against the dollar in the Euro and UK Stirling, as well as a flat position in the Turkish Lira. In April, losses in FX trading were small in aggregate, and individual gains or losses depended broadly on positioning against the US dollar. Long positions in the greenback against the Swiss franc and New Zealand dollar were worst hit as the US Federal Reserve struck a dovish tone and US Treasury yields declined. Similar reasoning played out well for US dollar shorts against the Euro and Canadian dollar. Currencies was a fertile trading ground for the Partnership in May. Rising risk appetite in markets led to rising EM FX rates in general, with the primary beneficiary in the Partnership being the South African rand. Confidence in the British pound continued as Brexit recedes further into the rear-view mirror and vaccination success continues to be newsworthy, leading to gains against the US dollar and the Japanese yen. Losses were incurred from short positions in the Chilean peso and New Zealand dollar against the greenback. In June, currency trading was hardest hit by the perceived more hawkish tone from the Fed, with losses experienced in a number of positions as the US dollar spiked. Worst offenders were euro and Canadian dollar longs versus the greenback, although a similar position in the Brazilian real profited as the country hiked rates by 75bp. Trading in currencies finished July in the red, with losses predominantly from a long Brazilian real position against the US dollar driven in part by corruption scandals involving President Jair Bolsonaro. Offsetting this loss, however, were gains made through shorts in the Australian dollar against both the greenback and Great British pound as major cities such as Sydney and Melbourne went into lockdown. In August, FX trading finished the month in the red and there were few significant gains or losses. A long position in the Mexican peso against the US dollar lost out mid-month despite the Banco de Mexico raising rates. A long position in the Indian rupee against the greenback, on the other hand, gained towards the end of the month. In September, the Mexican peso declined against the greenback despite the Banco de Mexico raising rates for the third time this year, generating the asset class’s biggest loss in the Partnership. A short in the Swiss franc, on the other hand, was beneficial. In October, currencies trading generated a gain overall as the DXY dollar index declined on the month on resurgent risk assets. The Mexican peso continued its strong run against the greenback, resulting in a gain for the Partnership’s long position. However, losses were experienced from long dollar positions against the Singapore dollar and Euro, for example. FX trading was the greatest detractor from the Partnership’s November performance. These losses were most apparent in Asian currency crosses, most notably the South Korean won and Chinese Renminbi. A long position in the Mexican Peso against the greenback was the biggest gainer on the month. In December, currency trading finished the month down. Gains were generated in pairs featuring short US dollar positions, in particular European currencies such as the Euro and Polish zloty. One exception was the Israeli Shekel which depreciated versus the greenback, benefitting the Partnership’s short position. On the debit side, long positions in the Australian dollar, UK sterling and Euro all lost out against the Japanese yen as the currency chalked up its largest daily gain this century in response to the BoJ’s change in yield curve policy.

Commodities were the bright spot for the Partnership in January. Long soyabeans and corn were the top contributors to the Partnership’s gains, as well as crude oil, which Crude oil also rose over 7% on the month, benefitting the Partnership’s long positions. Similarly, in February, long commodity positions were top performers for the Partnership as crude oil rose almost 20% and sugar rose 10% on the month, and the Partnership’s copper position was the top performer in the entire portfolio rising 15%. These gains were more than enough to offset the Partnership’s losses from a short position in natural gas. Reversing course from February, the Partnership’s commodities trading ended March down. The Partnership’s long positions, most notably in agricultural commodities such as cocoa and sugar, and metals such as nickel, posted the largest losses, while small offsetting gains were made in individual markets such as lean hogs and palladium. In April, long commodity positions continued to make hay as economic optimism lifted and talk of inflation in earnings calls increased, although long positions in coffee and gold made losses. In May, long positions in crude and the oil complex were broadly gainful, as was a long position in carbon emissions whose year-to-date gain as of May was just shy of 60%. In metals the story was similarly positive. In addition to copper, long positions in silver, aluminum and gold were profitable. The main detractor in the commodities complex was a long in wheat, which retraced half of April’s 20% gain. Commodity performance was mixed in June. Long positions in agriculturals and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally. Nowhere was this more apparent than in gas markets on both sides of the Atlantic. Indeed, the long in US natural gas ended the month as the top performer across the Partnership. In July, the price of natural gas continued its recent upward trajectory on tight supply and increasing demand. The prices of natural gas in the US and in the UK/EU extended their rise, spurred in part by forecasts of above normal temperatures in central USA regions, and generated the greatest returns for the Partnership. Long coffee positions were also beneficial, with prices at seven-year highs amid extreme weather in Brazil, the world’s biggest coffee exporter. Prices of sugar and corn, on the other hand, were rangebound and led to losses. August saw marked dispersion across the commodity spectrum. Natural gas prices continued to rally; in the US, one reason cited was a low inventory forecast for the beginning of the winter heating season by the Energy Information Administration, while in Europe there was news that Russia was pumping less gas to the continent. Whatever the reason, profits resulted for the Partnership’s long positions. The oil complex, on the other hand, deviated from its previously strong 2021 performance, declining on concerns of slowing demand in China and the rise of the Covid-19 Delta variant, and incurred losses. In commodities, a long sugar position generated a gain on reports of a frost in Brazil, the world’s top producer, while a long copper position generated a loss. In September, commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month. Commodities trading finished October with losses from all three sub-sectors. Trading in oil dipped into the red amidst mixed positioning as the price of the complex broadly rose. Carbon emissions prices were also volatile, resulting in losses, and short positions in silver also lost out on rangebound prices. Small gains were made from positions in live cattle, zinc and Dutch natural gas. In November, within the commodities complex, trading in metals and energies generated losses while agriculturals was flat. Short positions in gold and silver were caught offguard by the low CPI print. Positioning in energy markets was mixed over the month with the largest detractor being US natural gas. Within agriculturals returns were mixed with gains coming from short wheat and long soybeans positions. Prices across the soy complex rose in December as demand from a re-opening of China, the world’s largest buyer, was coupled with dry conditions in supplier countries in South America. The Partnership saw gains in soymeal and soybeans as a result, but losses from soyoil. Energy trading lost out overall as gains from short European gas positions were more than offset by losses in gasoline, gas oil, and carbon emissions.

Credit trading dipped into the red towards the end of January as short CDS positions in European high-yield and US investment grade names posted losses. In February, the Partnership’s credit trading was slightly lower on the month, as short CDS positions in US high yield names generated a small gain while similar positioning in US investment names generated a marginally larger loss. In March, long credit positions particularly in Europe were beneficial to the Partnership. In April, credit spreads also tightened, with gains dominated by short CDS positions in US indices. Similarly, in May, credit trading resulted in a small gain. Bullishness for risk assets also fed into the Partnership’s credit positions in June, with gains being made across the board, most notably European 5y Crossover. Credit trading finished July down. In August, credit spreads also tightened over the month, benefitting long credit positions, most notably the US investment grade CDS index. In September, losses were seen in the Partnership’s long credit positions, most notably in the US. Government bond yields, which rose for the second month running. The “dot plots” may have given an indication of the timing of future rises in the US, but elsewhere-Czech Republic for example-actual rises in interest rates came in ahead of market expectations. In October, short positioning in credit at the start of the month transitioned to long as risk assets rallied, resulting in losses across most indices traded by the Partnership. However, trading in credit proved a welcome bright spot for the asset class in November after a difficult year. Positions were broadly short CDS when the CPI news emerged, and hence gains were generated as risk assets rallied. Top performers were in US investment grade and European crossover indices. There were no meaningful detractors. In December, long credit positions also generated losses, with US investment grade and high yield indices affected worst.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2022. During 2022, the Partnership’s average quarter-end capitalization was $ 100,642,208.

Fiscal Year 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agriculturals	$1,149,591.48	1.14%	$1,387,414.32	$913,762.10
Bonds	$1,481,895.81	1.47%	$1,674,003.88	$1,246,134.21
Credit	$1,857,626.11	1.85%	$2,708,704.22	$259,657.98
Currencies	$3,803,800.65	3.78%	$4,110,314.09	$3,639,073.84
Energies	$717,139.80	0.71%	$971,086.61	$419,487.57
Interest rates	$661,827.12	0.66%	$825,376.49	$549,801.13
Metals	$1,264,997.96	1.26%	$1,699,458.96	$1,001,553.61
Stock indices	$2,361,455.73	2.35%	$3,042,599.42	$1,552,332.30
Total*	$13,298,334.65	13.21%	$16,418,957.99	$9,581,802.74

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2021. During 2021, the Partnership’s average quarter-end capitalization was $ 91,977.277.

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

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2021.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2022, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2022, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Mexican Peso, New Zealand Dollar, Brazilian Real, Polish Zloty and Euro.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of December 31, 2022, the Partnership’s primary exposures were in the Australian SPI 200, Korean Kospi, Nasdaq 100 and Nikkei indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2022, the Partnership’s primary metals market exposures were in Silver, Gold, Copper and Platinum.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soymeal, soybeans, sugar and coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2022.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2022, the main exposures were in US natural gas, European natural gas, carbon emissions and heating oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2022.

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
Auditor PCAOB ID Number: 1655
Auditor Name: Ernst & Young Ltd.
Auditor Location: Cayman Islands
The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2022 and 2021. This information has not been audited.

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022

Interest income*	715,416	470,484	138,664	42,960

Net Realized and Unrealized Gains (Losses)*	(8,249,611)	6,040,853	6,774,185	11,963,177

Expenses**	(433,984)	(754,891)	(1,101,151)	(1,106,056)

Net Income (Loss)	(8,683,595)	5,285,962	5,673,034	10,857,121

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(453.60)	276.39	285.60	541.95

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(517.88)	285.66	357.16	654.10

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(451.64)	270.68	286.72	540.80

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	-	-	-	-

	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021

Interest income*	12,028	15,512	15,232	16,985

Net Realized and Unrealized Gains (Losses)*	(4,297,838)	(612,365)	8,987,069	8,235,956

Expenses**	(1,161,663)	(1,188,836)	(16,752,807)	(1,110,907)

Net Income (Loss)	(5,459,501)	(1,801,201)	(7,765,738)	7,125,049

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 1	(271.18)	(89.55)	381.90	340.36

Net Income (Loss) Per Unit of Partnership Interest - Class A - Series 2	(302.09)	(87.20)	457.50	422.12

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 1	(272.36)	(89.32)	383.82	339.74

Net Income (Loss) Per Unit of Partnership Interest - Class B - Series 2	-	-	-	-

*	Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.
**	Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2022, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.    Other Information.

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

(a, b)    Identification of Directors and Executive Officers

(i) As a limited partnership, the Partnership itself has no directors or executive officers. The Partnership’s affairs are managed by the General Partner. Man Investments (USA) Corp., a Delaware corporation, is the general partner of the Partnership.

Mr. Doug Hamilton is the president and principal executive officer of the General Partner, and Mr. Christopher Guarnotta is principal financial officer of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.

Doug Hamilton, is currently COO for Trading Platform and Core Technology across Man Group, an affiliate of the General Partner, responsible for overseeing all aspects of technology related to servicing trading, operational, and core infrastructure needs, as well as overseeing Man Group’s Order Management technology and proprietary operating platform known as ROSA. Doug joined Man Numeric, an affiliate of the General Partner, in 2000. Before that, he was at Boston Partners Asset Management, L.P. Doug holds a Bachelor of Science degree from Bucknell University.

Christopher Guarnotta, born July 1982, is Head of Middle Office Accounting at Man Numeric based in Boston, responsible for overseeing the shadow accounting, NAV and reconciliations of the operations team. Chris joined Man Numeric in 2014. Before that, he was at Battery march Financial Management and State Street. Chris holds a Bachelor of Science degree from Providence College.

(c)    Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)    Promoters and Control Persons

Not applicable.

(h)    Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted a Global Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of this Global Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp., 1345 Avenue of the Americas., Floor 21, New York, NY, 10105 or by calling: (212) 649-6600 (ask for the Chief Legal Officer).

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

(c)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2022, the General Partner’s interest in the Partnership was valued at $940,620 which constituted 0.97% of total partners’ capital.

As of December 31, 2022 no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $ 2,925,061 for the year ended December 31, 2022. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2022. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $ 979,160 in servicing fees for the year ended December 31, 2022. The General Partner’s interest in the Partnership earned net income of $120,047 for the year ended December 31, 2022.

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

Item 14.    Principal Accounting Fees and Services.

(1)    Audit Fees

The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2022 and 2021 were approximately $293,300 and $276,640, respectively.

(2)    Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the years ended December 31, 2022 and 2021.

(3)    Tax Fees

The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2022 and 2021 were approximately $279,536 and $231,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2023.

Signature	Title with General Partner	Date

/s/ Doug Hamilton Doug Hamilton	President, Principal Executive Officer	March 28, 2023

/s/ Christopher Guarnotta Christopher Guarnotta	Principal Financial Officer	March 28, 2023

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 28, 2023

By	/s/ Doug Hamilton
Doug Hamilton
President, Principal Executive Officer

F-1

Report of Independent Registered Public Accounting Firm
To the Limited Partners and General Partner of Man-AHL Diversified I L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Grand Cayman, Cayman Islands
March 28, 2023

F-2

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2022 and 2021

	December 31, 2022		December 31, 2021

ASSETS

Investment in Man-AHL Diversified Trading Company L.P.	$96,568,945		$88,756,299

Due from Man-AHL Diversified Trading Company L.P.	152,440		230,787

Total assets	$96,721,385		$88,987,086

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Redemptions payable	$152,440		$230,787

Management fees payable	237,511		217,586

Servicing fees payable	79,472		72,877

Accrued expenses and other liabilities	277,215		291,257

Total liabilities	746,638		812,507

PARTNERS’ CAPITAL:

General Partner - Class A Series 1 (186.37 units outstanding as at December 31, 2022 and December 31, 2021)	940,620		820,573

Limited Partners - Class A Series 1 (12,422.56 and 12,777.64 units outstanding as at December 31, 2022 and December 31, 2021, respectively)	62,695,988		56,257,765

Limited Partners - Class A Series 2 (717.49 and 960.65 units outstanding as at December 31, 2022 and December 31, 2021, respectively)	4,302,440		4,962,742

Limited Partners - Class B Series 1 (5,555.22 and 5,935.87 units outstanding as at December 31, 2022 and December 31, 2021, respectively)	28,035,699		26,133,499

Total partners’ capital	95,974,747		88,174,579

Total liabilities and partners’ capital	$96,721,385		$88,987,086

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,046.95	*	$4,402.83	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,996.48	*	$5,166.02	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,046.72	*	$4,402.64	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

F-
3

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	2022	2021	2020

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,367,524	$59,757	$510,991
Other income	61,035	-	4,845
Brokerage commissions	(105,501)	(143,451)	(138,727)
Interest expense - brokers	(80,267)	(165,117)	(149,585)
Administration fees	(65,999)	(55,932)	(45,709)
Professional fees	(135,625)	(163,720)	(196,640)
Shareholder expenses	(70,915)	(84,036)	(110,113)
Other expenses	(32,296)	(42,935)	(37,622)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	937,956	(595,434)	(162,560)

PARTNERSHIP EXPENSES:
Management fees	2,925,061	2,741,440	2,603,364
Servicing fees	979,160	918,065	871,180
Professional fees	194,687	187,964	8,424
Other expenses	235,130	239,834	321,874

Total partnership expenses	4,334,038	4,087,303	3,804,842

Net investment loss	(3,396,082)	(4,682,737)	(3,967,402)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	16,919,249	20,383,345	7,179,551
Net change in unrealized trading gains (losses) on securities	8,941	(2,128)	3,599
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	(399,586)	(8,068,395)	2,472,482

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	16,528,604	12,312,822	9,655,632

NET INCOME (LOSS)	$13,132,522	$7,630,085	$5,688,230

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$658.74	$372.99	$237.00

CLASS A Series 2	$955.09	$477.27	$395.07

CLASS B Series 1	$673.19	$369.12	$253.32

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	12,811.15	13,252.85	15,324.07

CLASS A Series 2	833.91	959.47	925.12

CLASS B Series 1	5,788.65	6,038.58	6,675.17

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

F-
4

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL

January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861

Subscriptions	1,950,000	378	-	-	-	-	402,800	80	2,352,800	458

Redemptions	(3,830,914)	(733)	-	-	(1,456,766)	(244)	(2,397,474)	(461)	(7,685,154)	(1,438)

Net income (loss)	8,319,137	-	120,047	-	796,464	-	3,896,874	-	13,132,522	-

PARTNERS’ CAPITAL

December 31, 2022	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881

PARTNERS’ CAPITAL

January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

Subscriptions	1,464,930	315	-	-	115,000	20	376,400	84	1,956,330	419

Redemptions	(4,916,950)	(1,107)	-	-	(152,315)	(29)	(1,160,197)	(258)	(6,229,462)	(1,394)

Net income (loss)	4,875,698	-	67,475	-	457,933	-	2,228,979	-	7,630,085	-

PARTNERS’ CAPITAL

December 31, 2021	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861

PARTNERS’ CAPITAL

January 1, 2020	$59,297,638	15,716	$703,193	186	$3,814,631	884	$26,313,374	6,974	$90,128,836	23,760

Subscriptions	2,678,841	709	-	-	362,002	86	1,367,830	353	4,408,673	1,148

Redemptions	(10,724,256)	(2,855)	-	-	-	-	(4,683,857)	(1,217)	(15,408,113)	(4,072)

Net income (loss)	3,581,864	-	49,905	-	365,491	-	1,690,970	-	5,688,230	-

PARTNERS’ CAPITAL

December 31, 2020	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836

Units and dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

F-
5

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$13,132,522	$7,630,085	$5,688,230

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Purchases of investments in Man-AHL Diversified Trading Company L.P.	(825,266)	(560,162)	(738,452)
Sales of investments in Man-AHL Diversified Trading Company L.P.	10,557,527	10,011,114	15,869,674

Net gains (losses) on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(17,466,560)	(11,717,388)	(9,493,072)

Changes in assets and liabilities:

Management fees payable	19,925	5,342	(14,512)

Servicing fees payable	6,595	1,812	(4,782)

Accrued expenses and other liabilities	(14,042)	(13,825)	(43,337)

Net cash provided by operating activities	5,410,701	5,356,978	11,263,749

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	2,352,800 *	1,956,330 *	4,408,673 *

Payments on redemptions	(7,763,501)	(7,313,308)	(15,672,422)

Net cash used in financing activities	(5,410,701)	(5,356,978)	(11,263,749)

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - Beginning of year	-	-	-

CASH - End of year	$-	$-	$-

*	Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2022, 2021 and 2020 of $1,000, $7,370 and $44,000, respectively.

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
Investment in Man-AHL Diversified Trading Company L.P. —
The Partnership’s investment in the Trading Company is valued at the fair value of the Partnership’s proportionate interest in the net assets of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial

F-
7

MAN-AHL DIVERSIFIED I L. P . (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

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
As at December 31, 2022 and 2021, the Partnership owned 3,571.81 and 3,931.35 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at December 31, 2022 and 2021 was 51.38% and 57.16%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at December 31, 2022 and 2021, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2022, 2021 and 2020, no incentive fees were earned by the Advisor.
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
Net Income (Loss) Per Unit —
Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the year ended December 31, 2022, 2021 and 2020.
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
Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2022, 2021 and 2020. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General
Partner. No distributions were declared or paid during the years ended December 31, 2022, 2021 and 2020.
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

F-
9

MAN-AHL DIVERSIFIED I L. P . (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5.    FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2022, 2021 and 2020:

	2022						2021						2020
	Class A Series 1		Class A Series 2		Class B Series 1		Class A Series 1		Class A Series 2		Class B Series 1		Class A Series 1		Class A Series 2		Class B Series 1
Per unit operating performance:

Beginning net asset value	$4,402.83		$5,166.02		$4,402.64		$4,040.79		$4,682.16		$4,040.61		$3,773.02		$4,317.43		$3,772.86

Income (loss) from investment operations:

Net investment loss	(176.72)		(135.89)		(177.01)		(232.93)		(204.03)		(232.59)		(175.46)		(144.61)		(174.74)

Net realized and change in unrealized gains (losses) on trading activities	820.84		966.35		821.09		594.97		687.89		594.62		443.23		509.34		442.49

Total income (loss) from investment operations	644.12		830.46		644.08		362.04		483.86		362.03		267.77		364.73		267.75

Ending net asset value	$5,046.95		$5,996.48		$5,046.72		$4,402.83		$5,166.02		$4,402.64		$4,040.79		$4,682.16		$4,040.61

Ratios to average limited partners’ capital 1 :

Expenses other than incentive fees	5.00%		3.84%		5.01%		5.24%		3.95%		5.23%		5.21%		3.85%		5.18%

Total expenses	5.00%		3.84%		5.01%		5.24%		3.95%		5.23%		5.21%		3.85%		5.18%

Net investment loss	(3.54	) %	(2.32	) %	(3.55	) %	(5.17	) %	(3.88	) %	(5.16	) %	(4.61	) %	(3.30	) %	(4.59	) %

Total return:

Total return before incentive fees	14.63%		16.08%		14.63%		8.96%		10.33%		8.96%		7.10%		8.45%		7.10%

Total return after incentive fees	14.63%		16.08%		14.63%		8.96%		10.33%		8.96%		7.10%		8.45%		7.10%

1	Includes amounts allocated from the Trading Company.
Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

F-1
0

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

6.    SUBSEQUENT EVENTS
For the period subsequent to December 31, 2022, through March 2
8
, 2023, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $700,000 and limited partner redemptions of $415,818.
The General Partner has evaluated the impact of subsequent events on the Partnership through March 28, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

F-1
1

Report of Independent Registered Public Accounting Firm
To the Limited Partners and General Partner of
Man-AHL
Diversified Trading Company L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of
Man-AHL
Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company at December 31, 2022 and 2021, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Grand Cayman, Cayman Islands
March 28, 2023

F-12

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022		December 31, 2021
ASSETS

Equity in trading accounts:

Net unrealized trading gains on open futures contracts	$4,581,933		$640,092

Net unrealized trading gains on open forward contracts	-		892,230

Net unrealized trading gains on open swap agreements	96,691		410,432

Net premiums paid on credit default swap agreements	933,040		19,471,044

Due from brokers	32,548,335		19,627,962

Total equity in trading accounts	38,159,999		41,041,760

Cash and cash equivalents	1,644,483		6,116,005

Investment in securities, at fair value (cost $153,517,088 and $119,992,845 at December 31, 2022 and December 31, 2021, respectively)	153,545,594		119,994,033

Total assets	$193,350,076		$167,151,798

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized trading losses on open forward contracts	$4,847,514		$793,119

Net unrealized trading losses on open swap agreements	32,479		-

Net premiums received on credit default swap agreements	-		9,735,522

Due to brokers	-		688,536

Redemptions payable to Man-AHL Diversified I L.P.	152,440		230,787

Redemptions payable to Man-AHL Diversified II L.P.	-		123,248

Accrued expenses and other liabilities	358,319		310,983

Total liabilities	5,390,752		11,882,195

PARTNERS’ CAPITAL:

Limited Partners (6,952.08 and 6,877.47 units outstanding as at December 31, 2022 and December 31, 2021, respectively)	187,959,324		155,269,603

Total partners’ capital	187,959,324		155,269,603

Total liabilities and partners’ capital	$193,350,076		$167,151,798

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$27,036.43	*	$22,576.55

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

F-1
3

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2022		December 31, 2021
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$791,699	0.4	$289,920	0.2
Currencies	(2,395)	(0.0)	(55,551)	(0.0)
Energy	(135,013)	(0.1)	349,691	0.2
Indices	(639,802)	(0.3)	826,702	0.5
Interest Rates	1,736	0.0	(416,001)	(0.3)
Metals	1,049,240	0.6	122,005	0.1

Total futures contracts - long	1,065,465	0.6	1,116,766	0.7

FUTURES CONTRACTS - Short:
Agricultural	(47,452)	(0.0)	(82,985)	(0.1)
Energy	492,469	0.3	21,440	0.0
Indices	415,935	0.2	5,576	0.0
Interest Rates	2,651,866	1.4	110,255	0.1
Metals	3,650	0.0	(530,960)	(0.3)

Total futures contracts - short	3,516,468	1.9	(476,674)	(0.3)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$4,581,933	2.5	$640,092	0.4

FORWARD CONTRACTS - Long:
Australian dollars	$353,020	0.2	$380,623	0.2
Brazilian real	(203,217)	(0.1)	193,804	0.1
Mexican peso	1,078,891	0.6	567,451	0.4
New Zealand dollars	(18,417)	(0.0)	109,703	0.1
South African rand	141,562	0.1	(30,035)	(0.0)
South Korean won	503,483	0.3	(125,051)	(0.1)
U.K. pound	(161,510)	(0.1)	562,999	0.4
Other	4,725,008	2.4	(26,157)	(0.0)

Total long forward contracts vs USD	6,418,820	3.4	1,633,337	1.1

FORWARD CONTRACTS - Short: Australian dollars	(1,062,676)	(0.6)	(506,646)	(0.3)
Brazilian real	(118,003)	(0.1)	(240,367)	(0.2)
Mexican peso	(154,635)	(0.1)	(920,680)	(0.6)
New Zealand dollars	(6,654)	(0.0)	(46,346)	(0.0)
South African rand	(193,270)	(0.1)	(24,454)	(0.0)
South Korean won	(1,664,169)	(0.9)	121,531	0.1
U.K. pound	(2,907)	(0.0)	(317,649)	(0.2)
Other	(6,137,521)	(3.2)	205,310	0.1

Total short forward contracts vs USD	(9,339,835)	(5.0)	(1,729,301)	(1.1)

Forward contracts - Cross currencies	(1,702,831)	(0.9)	(84,606)	(0.1)
Forward contracts - Metal non USD	(223,668)	(0.1)	279,681	0.2

	(1,926,499)	(1.0)	195,075	0.1

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$(4,847,514)	(2.6)	$99,111	0.1

See notes to financial statements.

F-1
4

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2022		December 31, 2021
	Principal	Fair Value*	Percent of Partners’ Capital	Fair Value*	Percent of Partners’ Capital
SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $933,040 and $19,471,044, and upfront premiums received $nil and $9,735,522, as of December 31, 2022 and December 31, 2021, respectively)		64,212	0.0	410,432	0.3

Total swap agreements - short		64,212	0.0	410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$64,212	0.0	$410,432	0.3

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$(201,369)	(0.1)	$1,149,635	0.8

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/06/22	25,000,000	$-	-	$24,999,968	16.1
United States Treasury Bill 0% 01/20/22	25,000,000	-	-	24,999,886	16.1
United States Treasury Bill 0% 02/10/22	30,000,000	-	-	29,999,436	19.3
United States Treasury Bill 0% 03/03/22	35,000,000	-	-	34,997,193	22.4
United States Treasury Bill 0% 06/09/22	5,000,000	-	-	4,997,550	3.2
United States Treasury Bill 0% 01/26/23	40,000,000	39,905,086	21.2	-	-
United States Treasury Bill 0% 05/18/23	35,000,000	34,412,237	18.4	-	-
United States Treasury Bill 0% 01/19/23	40,000,000	39,935,666	21.2	-	-
United States Treasury Bill 0% 05/25/23	40,000,000	39,292,605	20.9	-	-

Total U.S. government securities - long		153,545,594	81.7	119,994,033	77.1

TOTAL INVESTMENT IN SECURITIES (COST $153,517,088 and $119,992,845 at December 31, 2022 and December 31, 2021, respectively)		$153,545,594	81.7	$119,994,033	77.1

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

5

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	2022	2021	2020
NET INVESTMENT INCOME:
Interest income	$2,615,800	$93,648	$662,927
Other income	118,486	-	6,582

Total investment income	$2,734,286	$93,648	$669,509

EXPENSES
Brokerage commissions	196,793	226,962	185,443
Interest expense - brokers	148,064	262,181	198,547
Administration fees	122,784	87,584	60,917
Professional fees	252,456	257,404	265,775
Shareholder expenses	132,000	132,000	146,554
Other expenses	60,352	67,649	50,635

Total expenses	912,449	1,033,780	907,871

Net investment income (loss)	1,821,837	(940,132)	(238,362)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closing contracts/agreements and foreign currency transactions	30,719,489	28,645,606	9,581,117
Net change in unrealized gains (losses) on translation of foreign currency	147,591	(209,954)	137,697
Net change in unrealized trading gains (losses) on investments in securities	27,318	(4,045)	678
Net change in unrealized trading gains (losses) on open contracts/agreements	(1,351,004)	(11,595,698)	3,870,501

Net gain (loss) on trading activities	29,543,394	16,835,909	13,589,993

NET INCOME (LOSS)	$31,365,231	$15,895,777	$13,351,631

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)	$4,464.36	$2,456.69	$2,046.42

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,025.70	6,470.39	6,524.39

See notes to financial statements.

F-
1
6

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2022	$155,269,603	6,877	$-	-	$155,269,603	6,877

Subscriptions	13,481,992	526	-	-	13,481,992	526

Redemptions	(12,157,502)	(451)	-	-	(12,157,502)	(451)

Net income	31,365,231	-	-	-	31,365,231	-

PARTNERS’ CAPITAL - December 31, 2022	$187,959,324	6,952	$-	-	$187,959,324	6,952

PARTNERS’ CAPITAL - January 1, 2021	$122,104,210	6,160	$-	-	$122,104,210	6,160

Subscriptions	26,940,884	1,151	-	-	26,940,884	1,151

Redemptions	(9,671,268)	(434)	-	-	(9,671,268)	(434)

Net income	15,895,777	-	-	-	15,895,777	-

PARTNERS’ CAPITAL - December 31, 2021	$155,269,603	6,877	$-	-	$155,269,603	6,877

PARTNERS’ CAPITAL - January 1, 2020	$114,740,147	6,474	$-	-	$114,740,147	6,474

Subscriptions	11,539,696	642	-	-	11,539,696	642

Redemptions	(17,527,264)	(956)	-	-	(17,527,264)	(956)

Net income	13,351,631	-	-	-	13,351,631	-

PARTNERS’ CAPITAL - December 31, 2020	$122,104,210	6,160	$-	-	$122,104,210	6,160

Units and dollars have been rounded to the nearest whole number.

See notes to financial statements.

F-
1
7

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$31,365,231	$15,895,777	$13,351,631

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Purchases of investments in securities	(391,242,848)	(229,954,243)	(174,903,623)

Amortization of premium/discount on securities	(2,194,171)	(51,681)	(542,281)

Sales of investments in securities	359,912,776	189,999,296	174,998,627

Net change in unrealized trading (gains) losses on investments in securities	(27,318)	4,045	(678)

Net change in unrealized trading (gains) losses on open contracts/agreements	1,351,004	11,595,698	(3,870,501)

Changes in assets and liabilities:

Due from brokers	(12,920,373)	(4,435,930)	4,487,178

Net premiums paid on credit default swap agreements	18,538,004	(15,052,292)	2,759,192

Net premiums received on credit default swap agreements	(9,735,522)	9,735,522	(170,833)

Due to brokers	(688,536)	567,971	120,565

Accrued expenses and other liabilities	47,336	(5,035)	69,635

Net cash provided by (used in) operating activities	(5,594,417)	(21,700,872)	16,298,912

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from subscriptions	13,481,992	26,940,884	11,539,696

Payments on redemptions	(12,359,097)	(10,631,866)	(17,791,573)

Net cash provided by (used in) financing activities	1,122,895	16,309,018	(6,251,877)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,471,522)	(5,391,854)	10,047,035

CASH AND CASH EQUIVALENTS - Beginning of year	6,116,005	11,507,859	1,460,824

CASH AND CASH EQUIVALENTS - End of year	$1,644,483	$6,116,005	$11,507,859

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:

Cash paid for interest during the period	$148,064	$262,181	$198,547

See notes to financial statements.

F-
1
8

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
Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is $32,548,335 and $19,627,962 as of December 31, 2022 and December 31, 2021, respectively.
Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of December 31, 2022.

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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing
money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of December 31, 2022 and 2021, the Trading Company maintains cash balances with The Bank of New York Mellon. As of December 31, 2022, the Trading Company held foreign cash balances totaling $364,848 with a cost of $352,306, which are included in cash and cash equivalents. As of December 31, 2021, the Trading Company held foreign cash balances totaling $72,777 with a cost of $72,409, which are included in cash and cash equivalents. As of December 31, 2022 and 2021, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities
— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of December 31, 2022, the Trading Company holds $153,545,594 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 19, 2023 to May 25, 2023, have a total face value of $155,000,000. As of December 31, 2021, the Trading Company holds $119,994,033 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with a maturity date ranging from January 6, 2022 to June 9, 2022, have a total face value of $120,000,000. As of December 31, 2022 and 2021, all U.S. Treasury Bills are classified as Level 2 investments in the fair value hierarchy.
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
2022
,

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
Net Income (Loss) Per Unit
— Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2022, 2021, 2020.
Other Income —
Other income included in the statements of operations includes the proceeds received by the Trading Company relating to a class action award.
3.     LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2022, 2021 and 2020.
Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2022, 2021 and 2020.
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

F-2
1

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of December 31, 2022 and December 31, 2021, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of December 31, 2022 and December 31, 2021, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of December 31, 2022	Level 1	Level 2	Level 3

Assets
Treasury bills	$153,545,594	$-	$153,545,594	$-
Futures contracts	5,759,519	5,759,519	-	-
Forward contracts	17,186,700	-	17,186,700	-
Swap agreements*	96,691	-	96,691	-

Total Assets	176,588,504	5,759,519	170,828,985	-

Liabilities
Futures contracts	(1,177,586)	(1,177,586)	-	-
Forward contracts	(22,034,214)	-	(22,034,214)	-
Swap agreements*	(32,479)	-	(32,479)	-

Total Liabilities	(23,244,279)	(1,177,586)	(22,066,693)	-

Net Fair Value	$153,344,225	$4,581,933	$148,762,292	$-

	Fair Value Measurements
Investments	As of December 31, 2021	Level 1	Level 2	Level 3

Assets
Treasury bills	$119,994,033	$-	$119,994,033	$-
Futures contracts	2,681,257	2,681,257	-	-
Forward contracts	7,959,668	-	7,959,668	-
Swap agreements*	410,432	-	410,432	-

Total Assets	131,045,390	2,681,257	128,364,133	-

Liabilities
Futures contracts	(2,041,165)	(2,041,165)	-	-
Forward contracts	(7,860,557)	-	(7,860,557)	-
Swap agreements*	-	-	-	-

Total Liabilities	(9,901,722)	(2,041,165)	(7,860,557)	-

Net Fair Value	$121,143,668	$640,092	$120,503,576	$-

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statement of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of December 31, 2022 or 2021 based on the levels assigned at December 31, 2021 or 2020.

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
The Trading Company may enter into credit default swap agreements to provide a measure of protection against the default of an issuer (as buyer of protection) and/or gain credit exposure to an issuer to which it is not otherwise exposed (as seller of protection). Credit default swaps are agreements in which one party pays fixed periodic payments to a counterparty in consideration for a guarantee from the counterparty to make a specific payment should a negative credit event take place (e.g. default, bankruptcy, debt restructuring, etc.). The Trading Company may either buy or sell (write) credit default swaps. As a buyer, upon the occurrence of a specified negative credit event, the Trading Company will either receive from the seller an

F-2
3

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENT S

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
As of December 31, 2022 and December 31, 2021, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2022		December 31, 2021
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount

0-100	$42,871	$115,000,000	$222,157	$205,000,000

101-250	-	-	123,568	20,000,000

251-350	-	-	64,707	20,000,000

351-450	-	-	-	-

450+	21,341	20,000,000	-	-

Total	$64,212	$135,000,000	$410,432	$245,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of December 31, 2022 and December 31, 2021, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at December 31, 2022 of each credit default swap where the Trading Company is a seller, ranged between 82 basis points and 485 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2021 of each credit default swap where the Trading Company is a seller, ranged between 48 basis points and 292 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity. As of December 31, 2022 the Trading Company posted cash collateral of $4,910,865, and as of December 31, 2021, the Trading Company posted cash collateral of $6,116,957, with

F-2
4

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

respective counterparties on these agreements in the normal course of business. As of December 31, 2022, all open credit default swap agreements on selling protection have a maturity date of December 20, 2027. As of December 31, 2021, all open credit default swap agreements on selling protection have a maturity date of December 20, 2026.
During the year ended December 31, 2022, the Trading Company traded 86,215 exchange-traded futures contracts and settled 98,141 forward contracts and 1,544 swap agreements. During the year ended December 31, 2021, the Trading Company traded 94,336 exchange-traded futures contracts and settled 128,715 forward contracts and 1,532 swap agreements.
As of December 31, 2022, the gross notional value of open futures contracts is $620,511,782, the gross notional value of open forward contracts is $1,861,553,131 and the gross notional value of open swap contracts is $135,000,000. As of December 31, 2021, the gross notional value of open futures contracts is $783,553,575, the gross notional value of open forward contracts is $2,356,720,575 and the gross notional value of open swap contracts is $245,000,000 The trading activity of open future, forward and swap contracts as of December 31, 2022 and 2021 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At December 31, 2022 and December 31, 2021, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts, interest rate swap agreements and credit default swap agreements. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of December 31, 2022 and December 31, 2021, may differ from the net liability amounts recorded as of December 31, 202
2
and December 31, 2021, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of December 31, 2022 and December 31, 2021, all credit default swaps held by the Trading Company are centrally cleared swaps.

5

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the fair value of the Trading Company’s derivative instruments:

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$17,050,115		$(21,673,961)

Metals		136,585		(360,253)

Total open forward contracts		17,186,700		(22,034,214)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		859,862		(115,615)

Currencies		-		(2,395)

Energy		615,290		(257,834)

Indices		536,912		(760,779)

Interest rates		2,694,565		(40,963)

Metals		1,052,890		-

Total open futures contracts		5,759,519		(1,177,586)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		96,691		(32,479)

Total open swap agreements		96,691		(32,479)

Total Derivatives		$23,042,910		$(23,244,279)

F-
2
6

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	December 31, 2021
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value

Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts

Currencies		$7,478,368		$(7,658,938)

Metals		481,300		(201,619)

Total open forward contracts		7,959,668		(7,860,557)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts

Agricultural		887,249		(680,314)

Currencies		-		(55,551)

Energy		512,661		(141,530)

Indices		968,366		(136,088)

Interest rates		186,526		(492,272)

Metals		126,455		(535,410)

Total open futures contracts		2,681,257		(2,041,165)

Open swap agreements	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements

Credit		410,432		-

Interest rates		-		-

Total open swap agreements		410,432		-

Total Derivatives		$11,051,357		$(9,901,722)

F-
2
7

MAN-AHL DIVERSIFIED TRADING COMPAN Y L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments on the statements of operations:

	For the years ended December 31,
	2022	2021	2020
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives

Forward contracts

Currencies	$12,079,076	$(4,247,442)	$(1,402,756)

Metals	1,499,558	4,353,712	1,224,692

Net realized trading gains (losses) on closed contracts/agreements	$13,578,634	$106,270	$(178,064)

Currencies	$(4,443,276)	$(3,823,365)	$5,534,598

Metals	(503,349)	(379,421)	880,455

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,946,625)	$(4,202,786)	$6,415,053

Futures contracts

Agricultural	$(13,444)	$5,217,653	$(176,479)

Currencies	809,209	(12,042)	(30,716)

Energy	8,264,010	19,674,172	5,537,763

Indices	(9,024,854)	4,483,689	(3,842,475)

Interest rates	21,837,907	(3,368,160)	6,013,738

Metals	(2,131,470)	(2,329,220)	3,847,393

Net realized trading gains (losses) on closed contracts/agreements	$19,741,358	$23,666,092	$11,349,224

Agricultural	$537,312	$(1,737,601)	$2,049,653

Currencies	53,156	(93,730)	54,764

Energy	(13,675)	(218,122)	(740,134)

Indices	(1,056,145)	(292,879)	1,078

Interest rates	2,959,348	(620,270)	245,555

Metals	1,461,845	(1,235,985)	60,289

Net change in unrealized trading gains (losses) on open contracts/agreements	$3,941,841	$(4,198,587)	$1,671,205

Swap agreements

Credit default swaps	$(2,314,861)	$1,666,271	$(2,496,306)

Interest rate swaps	-	3,326,873	1,097,636

Net realized trading gains (losses) on closed contracts/agreements	$(2,314,861)	$4,993,144	$(1,398,670)

Credit default swaps	$(346,220)	$132,641	$(2,223,138)

Interest rate swaps	-	(3,326,966)	(1,992,619)

Net change in unrealized trading gains (losses) on open contracts/agreements	$(346,220)	$(3,194,325)	$(4,215,757)

Amounts in the table above exclude foreign exchange spot contracts.

F-
2
8

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENT S

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of December 31, 2022 and December 31, 2021, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.
The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2022
Open futures contracts

Bank of America Merrill Lynch	$2,281,547	$(320,820)	$1,960,727	$-	$-	$1,960,727

Goldman Sachs	1,354,065	(417,312)	936,753	-	-	936,753

JPMorgan Chase	2,123,907	(439,454)	1,684,453	-	-	1,684,453

Total open futures contracts	$5,759,519	$(1,177,586)	$4,581,933	$-	$-	$4,581,933

Open forward contracts

Citigroup	$3,410,867	$(3,410,867)	$-	$-	$-	$-

HSBC	5,456,419	(5,456,419)	-	-	-	-

JPMorgan Chase	136,585	(136,585)	-	-	-	-

Royal Bank of Scotland	8,182,829	(8,182,829)	-	-	-	-

Total open forward contracts	$17,186,700	$(17,186,700)	$-	$-	$-	$-

Open swap agreements

Goldman Sachs	$96,691	$-	$96,691	$-	$-	$96,691

Total open swap agreements	$96,691	$-	$96,691	$-	$-	$96,691

As of December 31, 2021
Open futures contracts

Bank of America Merrill Lynch	$1,435,962	$(1,190,789)	$245,173	$-	$-	$245,173

Goldman Sachs	448,356	(436,581)	11,775	-	-	11,775

JPMorgan Chase	796,939	(413,795)	383,144	-	-	383,144

Total open futures contracts	$2,681,257	$(2,041,165)	$640,092	$-	$-	$640,092

Open forward contracts

Citigroup	$2,190,525	$(2,190,525)	$-	$-	$-	$-

HSBC	4,144,591	(3,532,041)	612,550	-	-	612,550

JPMorgan Chase	481,299	(201,619)	279,680	-	-	279,680

Royal Bank of Scotland	1,143,253	(1,143,253)	-	-	-	-

Total open forward contracts	$7,959,668	$(7,067,438)	$892,230	$-	$-	$892,230

Open swap agreements

Credit Suisse	$123,568	$-	$123,568	$-	$-	$123,568

Goldman Sachs	222,157	-	222,157	-	-	222,157
JPMorgan Chase	64,707	-	64,707	-	-	64,707

Total open swap agreements	$410,432	$-	$410,432	$-	$-	$410,432

F-
29

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount

As of December 31, 2022
Open futures contracts

Bank of America Merrill Lynch	$320,820	$(320,820)	$-	$-	$-	$-

Goldman Sachs	417,312	(417,312)	-	-	-	-

JPMorgan Chase	439,454	(439,454)	-	-	-	-

Total open futures contracts	$1,177,586	$(1,177,586)	$-	$-	$-	$-

Open forward contracts

Citigroup	$4,326,434	$(3,410,867)	$915,567	$-	$915,567	$-

HSBC	7,470,117	(5,456,419)	2,013,698	-	2,013,698	-

JPMorgan Chase	360,253	(136,585)	223,668	-	223,668	-

Royal Bank of Scotland	9,877,410	(8,182,829)	1,694,581	-	1,694,581	-

Total open forward contracts	$22,034,214	$(17,186,700)	$4,847,514	$-	$4,847,514	$-

Open swap agreements

Barclays	$19,449	$-	$19,449	$-	$19,449	$-

JPMorgan Chase	13,030	-	13,030	-	13,030	-

Total open swap agreements	$32,479	$-	$32,479	$-	$32,479	$-

As of December 31, 2021
Open futures contracts

Bank of America Merrill Lynch	$1,190,789	$(1,190,789)	$-	$-	$-	$-

Goldman Sachs	436,581	(436,581)	-	-	-	-

JPMorgan Chase	413,795	(413,795)	-	-	-	-

Total open futures contracts	$2,041,165	$(2,041,165)	$-	$-	$-	$-

Open forward contracts

Citigroup	$2,889,216	$(2,190,525)	$698,691	$-	$698,691	$-

HSBC	3,532,041	(3,532,041)	-	-	-	-

JPMorgan Chase	201,619	(201,619)	-	-	-	-

Royal Bank of Scotland	1,237,681	(1,143,253)	94,428	-	94,428	-

Total open forward contracts	$7,860,557	$(7,067,438)	$793,119	$-	$793,119	$-

F-3
0

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged

As of December 31, 2022

Open futures contracts

Bank of America Merrill Lynch	$3,217,051

Open futures contracts and swap agreements

Goldman Sachs	$8,559,755

Open forward contracts

Citigroup	$1,255,091

HSBC	$3,141,084

Royal Bank of Scotland	$3,056,874

Open futures, forward and swap agreements

JPMorgan Chase	$5,753,382

Open swap agreements

Barclays	$2,685,105

As of December 31, 2021

Open futures contracts

Bank of America Merrill Lynch	$4,766,179

Open futures contracts and swap agreements

Goldman Sachs	$2,863,513

Open forward contracts

Citigroup	$2,051,389

HSBC	$3,662,072

Royal Bank of Scotland	$1,659,845

Open futures, forward and swap agreements

JPMorgan Chase	$4,530,536
6.    FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

1

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

7.    FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Per unit operating performance:

Beginning net asset value	$22,576.55	$19,823.33	$17,723.52

Income (loss) from investment operations:

Net investment gain (loss)	260.77	(146.33)	(36.79)

Net realized and change in unrealized gains (losses) on trading activities and translation of foreign currency	4,199.11	2,899.55	2,136.60

Total income (loss) from investment operations	4,459.88	2,753.22	2,099.81

Ending net asset value	$27,036.43	$22,576.55	$19,823.33

Ratios to average partners’ capital:

Expenses	0.50%	0.71%	0.77%

Net investment gain (loss)	0.99%	(0.65)%	(0.20)%

Total return	19.75%	13.89%	11.85%

Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.
8.    SUBSEQUENT EVENTS
For the period subsequent to December 31, 2022, through March 2
8
, 2023, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $7,279,001, and limited partner redemptions of $1,761,571.
The General Partner has evaluated the impact of subsequent events on the Trading Company through March 28, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

F-3
2