Form 10-Q
period 2023-03-31
MAN AHL DIVERSIFIED I LP
filed 2023-05-19
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act
.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
Man-AHL
Diversified I L.P.
Financial Statements

(a)	At March 31, 2023 (unaudited) and December 31, 2022
(b)	For the three month periods ended March 31, 2023 and 2022 (unaudited)

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION
AS AT MARCH 31, 2023 DECEMBER 31, 2022

	March 31, 2023 (Unaudited)		December 31, 2022
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$91,102,197		$96,568,945
Due from Man-AHL Diversified Trading Company L.P.	442,664		152,440

Total assets	$91,544,861		$96,721,385

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$442,664		$152,440
Management fees payable	224,555		237,511
Servicing fees payable	75,137		79,472
Accrued expenses and other liabilities	360,025		277,215

Total liabilities	1,102,381		746,638

PARTNERS’ CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at March 31, 2023 and December 31, 2022)	887,993		940,620
Limited Partners - Class A Series 1 (12,474.74 and 12,422.56 units outstanding as at March 31, 2023 and December 31, 2022, respectively)	59,436,803		62,695,988
Limited Partners - Class A Series 2 (717.49 units outstanding as at March 31, 2023 and December 31, 2022, respectively)	4,074,472		4,302,440
Limited Partners - Class B Series 1 (5,466.25 and 5,555.22 units outstanding as at March 31, 2023 and December 31, 2022, respectively)	26,043,212		28,035,699

Total partners’ capital	90,442,480		95,974,747

Total liabilities and partners’ capital	$91,544,861		$96,721,385

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,764.57	*	$5,046.95	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,678.75	*	$5,996.48	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,764.37	*	$5,046.72	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,032,270	$42,960
Other income	—	1,221
Brokerage commissions	(26,993)	(28,353)
Interest expense - brokers	(26,050)	(29,283)
Administration fees	(16,286)	(17,139)
Professional fees	(31,367)	(35,620)
Shareholder expenses	(6,498)	(18,625)
Other expenses	(6,249)	(7,351)

Net investment income (loss) allocated from Man-AHL Diversified Trading Company L.P.	918,827	(92,190)

PARTNERSHIP EXPENSES:
Management fees	708,229	682,615
Servicing fees	236,969	228,628
Professional fees	58,548	46,991
Other expenses	54,478	55,632

Total partnership expenses	1,058,224	1,013,866

Net investment loss	(139,397)	(1,106,056)

REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(5,739,277)	6,310,918
Net change in unrealized trading gains (losses) on securities	(3,960)	(47,663)
Net change in unrealized trading gains (losses) on open contracts/agreements and translation of foreign currency	508,851	5,699,922

Net gains (losses) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(5,234,386)	11,963,177

NET INCOME (LOSS)	$(5,373,783)	$10,857,121

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(283.05)	$541.95

CLASS A Series 2	$(317.73)	$654.10

CLASS B Series 1	$(280.75)	$540.80

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,682.27	12,964.01

CLASS A Series 2	717.49	960.65

CLASS B Series 1	5,542.49	5,922.63

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	12,422.56	$940,620	186.37	$4,302,440	717.49	$28,035,699	5,555.22	$95,974,747	18,881.64
Subscriptions	700,000	137.20	—	—	—	—	—	—	700,000	137.20
Redemptions	(422,050)	(85.02)	—	—	—	—	(436,434)	(88.97)	(858,484)	(173.99)
Net income (loss)	(3,537,135)	—	(52,627)	—	(227,968)	—	(1,556,053)	—	(5,373,783)	—

PARTNERS’ CAPITAL
March 31, 2023	$59,436,803	12,474.74	$887,993	186.37	$4,074,472	717.49	$26,043,212	5,466.25	$90,442,480	18,844.85

PARTNERS’ CAPITAL
January 1, 2022	$56,257,765	12,777.64	$820,573	186.37	$4,962,742	960.65	$26,133,499	5,935.87	$88,174,579	19,860.53
Subscriptions	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	(249,381)	(53.23)	(249,381)	(53.23)
Net income (loss)	6,924,788	—	101,005	—	628,359	—	3,202,969	—	10,857,121	—

PARTNERS’ CAPITAL
March 31, 2022	$63,182,553	12,777.64	$921,578	186.37	$5,591,101	960.65	$29,087,087	5,882.64	$98,782,319	19,807.30

Dollars have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,373,783)	$10,857,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	—
Sales of investments in Man-AHL Diversified Trading Company L.P.	860,965	1,278,159
Net (gains) losses on trading activities and net investment loss allocated from investment in Man-AHL Diversified Trading Company L.P.	4,315,559	(11,870,987)
Changes in operating assets and liabilities:
Increase (decrease) in management fees payable	(12,956)	25,780
Increase (decrease) in servicing fees payable	(4,335)	8,637
Increase (decrease) in accrued expenses and other liabilities	82,810	70,858

Net cash provided by (used in) operating activities	(131,740)	369,568

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	700,000	—
Payments on redemptions (net of change in redemptions payable)	(568,260)	(369,568)

Net cash used in financing activities	131,740	(369,568)

NET INCREASE (DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2023, and the results of its operations for the three month periods ended March 31, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.
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
The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. Except as described in Note 2 below in respect of fees, the series of units are identical.
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
Use of Estimates —
The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates
.
Investment in
Man-AHL
Diversified Trading Company L.P. —
The Partnership’s investment in the Trading Company is valued at the fair value of the Partnership’s proportionate interest in the partners’ capital of the Trading Company. The fair value of the Partnership’s investment in the Trading Company approximates the carrying amounts presented in the statements of financial condition. The Partnership records its proportionate share of the Trading Company’s income, expenses, and realized and unrealized gains and losses. Investment transactions are recorded on a trade-date basis. In addition, the Partnership accrues its own expenses. The performance of the Partnership is directly affected by the performance of the Trading Company. Attached are the financial statements of the Trading Company, including the condensed schedules of investments, which are an integral part of these financial statements. Valuation of investments held by the Trading Company is discussed in the Trading Company’s notes to financial statements.
As at March 31, 2023 and December 31, 2022, the Partnership owned 3,528.96 and 3,571.81 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2023 and December 31, 2022 was 50.01% and 51.38%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2023 and December 31, 2022, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class
basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three month periods ended March 31, 2023 and 2022, no incentive fees were earned by the Advisor.
The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end
Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end
Net Asset Value of Class A Series 2 and Class B Series 2
units
. MII serves as the placement agent for all classes of units of the Partnership.
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

Net Income (Loss) Per Unit —
Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended March 31, 2023 and 2022.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2023 and 2022. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2023 and 2022.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64

Income (loss) from investment operations:
Net investment income (loss)	(8.01)	9.12	(8.03)	(56.08)	(48.86)	(56.11)
Net realized and unrealized gains (losses) on trading activities	(274.37)	(326.85)	(274.32)	598.03	702.96	598.03

Total income (loss) from investment operations	(282.38)	(317.73)	(282.35)	541.95	654.10	541.92

Ending net asset value	$4,764.57	$5,678.75	$4,764.37	$4,944.78	$5,820.12	$4,944.56

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	4.95%	3.70%	4.96%	5.11%	3.84%	5.11%

Total expenses	4.95%	3.70%	4.96%	5.11%	3.84%	5.11%

Net investment income (loss)	(0.64)%	0.61%	(0.64)%	(4.91)%	(3.64)%	(4.92)%

Total return 2 :
Total return before incentive fees	(5.60)%	(5.30)%	(5.59)%	12.31%	12.66%	12.31%

Total return after incentive fees	(5.60)%	(5.30)%	(5.59)%	12.31%	12.66%	12.31%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
Financial highlights are calculated for limited partners taken as a whole for each series. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

9

6
. SUBSEQUENT EVENTS
For the period subsequent to March 31, 2023, through May 1
9
, 2023, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $390,000 and limited partner redemptions of $483,682.
The General Partner has evaluated the impact of subsequent events on the Partnership through May 1

, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL
Diversified Trading Company L.P.

(a)	At March 31, 2023 (unaudited) and December 31, 2022
(b)	For the three month periods ended March 31, 2023 and 2022 (unaudited)

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (Unaudited)		December 31, 2022
ASSETS
Equity in trading accounts:
Net unrealized trading gains on open futures contracts	$682,400		$4,581,933
Net unrealized trading gains on open forward contracts	763,531		—
Net unrealized trading gains on open swap agreements	177,860		96,691
Net premiums paid on credit default swap agreements	990,236		933,040
Due from brokers	26,674,876		32,548,335

Total equity in trading accounts	29,288,903		38,159,999
Cash and cash equivalents	12,083,459		1,644,483
Investment in securities, at fair value (cost $143,662,448 and $153,517,088 at March 31, 2023 and December 31, 2022, respectively)	143,683,081		153,545,594

Total assets	$185,055,443		$193,350,076

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading losses on open futures contracts	$274,276		$—
Net unrealized trading losses on open forward contracts	383,363		4,847,514
Net unrealized trading losses on open swap agreements	57,874		32,479
Due to brokers	704,756		—
Redemptions payable to Man-AHL Diversified I L.P.	442,664		152,440
Redemptions payable to Man-AHL Diversified II L.P.	616,237		—
Accrued expenses and other liabilities	394,843		358,319

Total liabilities	2,874,013		5,390,752

PARTNERS’ CAPITAL:
Limited Partners (7,057.03 and 6,952.08 units outstanding as at March 31, 2023 and December 31, 2022, respectively)	182,181,430		187,959,324

Total partners’ capital	182,181,430		187,959,324

Total liabilities and partners’ capital	$185,055,443		$193,350,076

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$25,815.58	*	$27,036.43	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2023 (Unaudited)			December 31, 2022
	Fair Value	Percent of Partners’ Capital		Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS - Long:
Agricultural	$942,525	0.4		$791,699	0.4
Currencies	—	—		(2,395)	(0.0)*
Energy	22,570	0.0	*	(135,013)	(0.1)
Indices	477,976	0.3		(639,802)	(0.3)
Interest Rates	(205,143)	(0.1)		1,736	0.0 *
Metals	(69,357)	(0.0	)*	1,049,240	0.6

Total futures contracts - long	1,168,571	0.6		1,065,465	0.6

FUTURES CONTRACTS - Short:
Agricultural	80,658	0.0	*	(47,452)	(0.0)*
Currencies	(122)	(0.0	)*	—	—
Energy	93,655	0.1		492,469	0.3
Indices	(658,305)	(0.4)		415,935	0.2
Interest Rates	(257,273)	(0.1)		2,651,866	1.4
Metals	(19,060)	(0.0	)*	3,650	0.0 *

Total futures contracts - short	(760,447)	(0.4)		3,516,468	1.9

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FUTURES CONTRACTS	$408,124	0.2		$4,581,933	2.5

FORWARD CONTRACTS - Long:
Australian dollars	$17,218	0.0	*	$353,020	0.2
Brazilian real	610,788	0.3		(203,217)	(0.1)
Mexican peso	883,810	0.5		1,078,891	0.6
New Zealand dollars	31,272	0.0	*	(18,417)	(0.0)*
South African rand	50,100	0.0	*	141,562	0.1
South Korean won	(50,116)	(0.0	)*	503,483	0.3
U.K. pound	165,583	0.1		(161,510)	(0.1)
Other	1,766,007	1.0		4,725,008	2.4

Total long forward contracts vs USD	3,474,662	1.9		6,418,820	3.4

FORWARD CONTRACTS - Short:
Australian dollars	79,275	0.0	*	(1,062,676)	(0.6)
Brazilian real	(527,046)	(0.3)		(118,003)	(0.1)
Mexican peso	(834,334)	(0.5)		(154,635)	(0.1)
New Zealand dollars	(6,076)	(0.0	)*	(6,654)	(0.0)*
South African rand	(71,944)	(0.0	)*	(193,270)	(0.1)
South Korean won	34,427	0.0	*	(1,664,169)	(0.9)
U.K. pound	(341,088)	(0.2)		(2,907)	(0.0)*
Other	(1,757,644)	(0.9)		(6,137,521)	(3.2)

Total short forward contracts vs USD	(3,424,430)	(1.9)		(9,339,835)	(5.0)

Forward contracts - Cross currencies	713,299	0.4		(1,702,831)	(0.9)
Forward contracts - Metal non USD	(383,363)	(0.2)		(223,668)	(0.1)

	329,936	0.2		(1,926,499)	(1.0)

NET UNREALIZED TRADING GAINS (LOSSES) ON OPEN FORWARD CONTRACTS	$380,168	0.2		$(4,847,514)	(2.6)

*	A zero balance may reflect amounts rounding to less than 0.05%
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2023 (Unaudited)		December 31, 2022
	Principal	Fair Value**	Percent of Partners’ Capital	Fair Value**	Percent of Partners’ Capital
SWAP AGREEMENTS - Long:
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $19,000 and $nil, and upfront premiums received $nil and $nil, as of March 31, 2023 and December 31, 2022, respectively)		$(101,806)	(0.1)	$—	—

Total swap agreements - long		(101,806)	(0.1)	—	—

SWAP AGREEMENTS - Short:
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $971,236 and $933,040, and upfront premiums received $nil and $nil, as of March 31, 2023 and December 31, 2022, respectively)		221,792	0.2	64,212	0.0	*

Total swap agreements - short		221,792	0.2	64,212	0.0	*

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN SWAP AGREEMENTS		$119,986	0.1	$64,212	0.0	*

NET UNREALIZED TRADING GAINS/(LOSSES) ON OPEN CONTRACTS/AGREEMENTS		$908,278	0.5	$(201,369)	(0.1)

U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/26/23	40,000,000	$—	—	$39,905,086	21.2
United States Treasury Bill 0% 05/18/23	35,000,000	—	—	34,412,237	18.4
United States Treasury Bill 0% 01/19/23	40,000,000	—	—	39,935,666	21.2
United States Treasury Bill 0% 05/25/23	40,000,000	—	—	39,292,605	20.9
United States Treasury Bill 0% 05/18/23	30,000,000	29,827,538	16.4	—	—
United States Treasury Bill 0% 05/25/23	40,000,000	39,734,096	21.8	—	—
United States Treasury Bill 0% 06/29/23	35,000,000	34,608,800	19.0	—	—
United States Treasury Bill 0% 07/06/23	40,000,000	39,512,647	21.7	—	—

Total U.S. government securities - long		143,683,081	78.9	153,545,594	81.7

TOTAL INVESTMENT IN SECURITIES (COST $143,662,448 and $153,517,088 at March 31, 2023 and December 31, 2022, respectively)		$143,683,081	78.9	$153,545,594	81.7

*	A zero balance may reflect amounts rounding to less than 0.05%
**
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the statements of financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
NET INVESTMENT INCOME:
Interest income	$2,053,406	$76,531
Other income	—	2,155

Total investment income	2,053,406	78,686

EXPENSES
Brokerage commissions	53,782	50,223
Interest expense - brokers	51,817	51,930
Administration fees	32,389	30,371
Professional fees	62,371	63,114
Shareholder expenses	12,818	33,000
Other expenses	12,424	13,024

Total expenses	225,601	241,662

Net investment income (loss)	1,827,805	(162,976)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES:
Net realized trading gains (losses) on closed contracts/agreements and foreign currency transactions	(11,539,606)	11,359,652
Net change in unrealized gains (losses) on translation of foreign currency	(92,404)	(8,160)
Net change in unrealized trading gains (losses) on investments in securities	(7,873)	(84,496)
Net change in unrealized trading gains (losses) on open contracts/agreements	1,109,647	10,101,414

Net gain (loss) on trading activities	(10,530,236)	21,368,410

NET INCOME (LOSS)	$(8,702,431)	$21,205,434

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(1,227.84)	$3,058.21

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,087.60	6,933.94

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Limited Partners		General Partner		Total
	Amount	Units	Amount	Units	Amount	Units
PARTNERS’ CAPITAL - January 1, 2023	$187,959,324	6,952.08	$—	—	$187,959,324	6,952.08
Subscriptions	4,876,168	178.32	—	—	4,876,168	178.32
Redemptions	(1,951,631)	(73.37)	—	—	(1,951,631)	(73.37)
Net income (loss)	(8,702,431)	—	—	—	(8,702,431)	—

PARTNERS’ CAPITAL - March 31, 2023	$182,181,430	7,057.03	$—	—	$182,181,430	7,057.03

PARTNERS’ CAPITAL - January 1, 2022	$155,269,603	6,877.47	$—	—	$155,269,603	6,877.47
Subscriptions	3,475,948	150.30	—	—	3,475,948	150.30
Redemptions	(1,429,791)	(61.92)	—	—	(1,429,791)	(61.92)
Net income (loss)	21,205,434	—	—	—	21,205,434	—

PARTNERS’ CAPITAL - March 31, 2022	$178,521,194	6,965.85	$—	—	$178,521,194	6,965.85

Dollars have been rounded to the nearest whole number.
See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,702,431)	$21,205,434
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of investments in securities	(73,477,588)	(131,756,710)
Amortization of premium/discount on securities	(1,617,856)	(70,135)
Sales of investments in securities	84,950,084	115,000,000
Net change in unrealized trading (gains) losses on investments in securities	7,873	84,497
Net change in unrealized trading (gains) losses on open contracts/agreements	(1,109,647)	(10,101,414)
Changes in operating assets and liabilities:
(Increase) decrease in due from brokers	(530,661)	—
(Increase) decrease in net premiums paid on credit default swap agreements	(57,196)	17,810,702
Increase (decrease) in net premiums received on credit default swap agreements	—	(8,360,675)
Increase (decrease) in due to brokers	704,756	(611,845)
Increase (decrease) in accrued expenses and other liabilities	36,524	21,690

Net cash provided by (used in) operating activities	203,858	3,221,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,876,168	3,475,948
Payments on redemptions (net of change in redemptions payable)	(1,045,170)	(1,673,226)

Net cash provided by (used in) financing activities	3,830,998	1,802,722

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,034,856	5,024,266
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	34,192,818	25,743,967

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$38,227,674	$30,768,233

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$51,817	$51,930

See notes to financial statements.

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of
Man-AHL
Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2023, and the results of its operations for the three month periods ended March 31, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in
Man-AHL
Diversified I L.P.’s annual report on Form
10-K
filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.
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
2. SIGNIFICANT ACCOUNTING POLICIES
The Trading Company prepares its fi
nanci
al statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The General Partner has evaluated the structure, objectives and activities of the Trading Company and determined that the Trading Company meets the characteristics of an investment company. As such, these financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,
Financial Services - Investment Companies
. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Use of Estimates
— The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates
.
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

Restricted cash is subject to a legal or contractual restriction by third parties as well as a restriction as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Trading Company considers cash held at counterparties for derivative contracts to be restricted cash.
Amounts
due
from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included
in due from brokers on the statements of financial condition is $26,144,215 and $32,548,335 as of March 31, 2023 and December 31,
2022
, respectively.

	March 31, 2023	December 31, 2022	March 31, 2022
As at March 31, 2023, December 31, 2022 and March 31, 2022, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$12,083,459	$1,644,483	$18,549,252
Due from brokers (see Note 2)	26,144,215	32,548,335	12,218,981

Total cash, cash equivalents and restricted cash	$38,227,674	$34,192,818	$30,768,233

Due to Brokers
— Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of March 31, 2023. The amount included in due from brokers on the statements of financial condition is $704,756 and $0 as of March 31, 2023 and December 31, 2022, respectively.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2023 and December 31, 2022, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2023, the Trading Company held foreign cash balances of $240,758 with a cost of $238,297, which are included in cash and cash equivalents. As of December 31, 2022, the Trading Company held foreign cash balances totaling $364,848 with a cost of $352,306, which are include
d i
n cash and cash equivalents. As of
March
31, 2023 and December 31, 2022, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.
Investments in Securities

— Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon. As of March 31, 2023, the Trading Company holds $143,683,081 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from May 18, 2023 to July 6, 2023, have a total face value of $145,000,000. As of December 31, 2022, the Trading Company holds $153,545,594 of U.S. Treasury Bills in securities. These U.S. Treasury Bills, with maturity dates ranging from January 19, 2023 to May 25, 2023, have a total face value of $155,000,000.

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
Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2023 and 2022. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the statements of operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United
States
– 2019.
Net Income (Loss) Per Unit
— Net income (loss) per unit of partnership interest is equal to the net income (loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average
of the units outstanding for each day during the periods ended March 31, 2023 and 2022.
Other income
— Other income included in the statements of operations includes the proceeds received by the Trading Company relating
to a class action award.
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2023 and December 31, 2022.
Distributions (other than redemption of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2023 and 2022.
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
Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2023 and December 31, 2022, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

		Fair Value Measurements
Investments	As of March 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$143,683,081	$—	$143,683,081	$—
Futures contracts	2,717,139	2,717,139	—	—
Forward contracts	11,757,227	—	11,757,227	—
Swap agreements*	225,334	—	225,334	—

Total Assets	158,382,781	2,717,139	155,665,642	—

Liabilities
Futures contracts	(2,309,015)	(2,309,015)	—	—
Forward contracts	(11,377,059)	—	(11,377,059)	—
Swap agreements*	(105,348)	—	(105,348)	—

Total Liabilities	(13,791,422)	(2,309,015)	(11,482,407)	—

Net Fair Value	$144,591,359	$408,124	$144,183,235	$—

		Fair Value Measurements
Investments	As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$153,545,594	$—	$153,545,594	$—
Futures contracts	5,759,519	5,759,519	—	—
Forward contracts	17,186,700	—	17,186,700	—
Swap agreements*	96,691	—	96,691	—

Total Assets	176,588,504	5,759,519	170,828,985	—

Liabilities
Futures contracts	(1,177,586)	(1,177,586)	—	—
Forward contracts	(22,034,214)	—	(22,034,214)	—
Swap agreements*	(32,479)	—	(32,479)	—

Total Liabilities	(23,244,279)	(1,177,586)	(22,066,693)	—

Net Fair Value	$153,344,225	$4,581,933	$148,762,292	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the statements of financial condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2023 or 2022 based on the levels assigned at December 31, 2022 or 2021.
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
As of March 31, 2023 and December 31, 2022, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2023		December 31, 2022
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$42,871	$115,000,000
101-250	—	—	—	—
251-350	—	—	—	—
351-450	—	—	—	—
450+	—	—	21,341	20,000,000

Total	$—	$—	$64,212	$135,000,000

	March 31, 2023		December 31, 2022
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$34,441	$80,000,000	$—	$—
101-250	—	—	—	—
251-350	—	—	—	—
351-450	187,351	15,000,000	—	—
450+	—	—	—	—

Total	$221,792	$95,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2023 and December 31, 2022, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread of the underlying indices, derived from the fair value at March 31, 2023 of each credit default swap where the Trading Company is a seller, ranged between 76 basis points and 463 basis points. The credit spread of the underlying indices, derived from the fair value at December 31, 2022 of each credit default swap where the Trading Company is a seller, ranged between 82 basis points and 485 basis points. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance
by the underlying reference entity. As of March 31, 2023 the Trading Company posted cash collateral of $2,427,126, and as of December 31, 2022, the Trading Company posted cash collateral of $4,910,865, with respective counterparties on these agreements in the normal course of business. As of March 31, 2023, all open credit default swap agreements on selling protection have a maturity date of June 20, 2028. As of December 31, 2022, all open credit default swap agreements on selling protection have a maturity date of December 20, 2027.
During the three months ended March 31, 2023, the Trading Company traded 23,256 exchange-traded futures contracts and settled 28,563 forward contracts and 404 swap agreements. During the three months ended March 31, 2022, the Trading Company traded 25,077 exchange-traded futures contracts and settled 26,990 forward contracts and 428 swap agreements.

As of March 31, 2023, the gross notional value of open futures contracts is $273,967,796, the gross notional value of open forward contracts is $2,403,237,027 and the gross notional value of open swap contracts is $100,000,000. As of December 31, 2022, the gross notional value of open futures contracts is $620,511,782, the gross notional value of open forward contracts is $1,861,553,131 and the gross notional value of open swap contracts is $135,000,000. The trading activity of open future, forward and swap contracts as of March 31, 2023 and 2022 is indicative of the trading activity throughout the period.
The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading gains (losses) on open contracts/agreements in the statements of operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the statements of financial condition. Upfront fees are listed on the statements of financial condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2023 and December 31, 2022, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2023 and December 31, 2022, may differ from the net liability amounts recorded as of March 31, 2023 and December 31, 2022, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of March 31, 2023 and December 31, 2022, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	March 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$11,624,743		$(10,861,212)
Metals		132,484		(515,847)

Total open forward contracts		11,757,227		(11,377,059)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		1,440,211		(417,028)
Currencies		—		(122)
Energy		634,547		(518,322)
Indices		528,315		(708,644)
Interest rates		18,435		(480,851)
Metals		95,631		(184,048)

Total open futures contracts		2,717,139		(2,309,015)

Open swap agreements Credit	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
		225,334		(105,348)

Total open swap agreements		225,334		(105,348)

Total Derivatives		$14,699,700		$(13,791,422)

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading gains on open forward contracts		Gross unrealized trading losses on open forward contracts
Currencies		$17,050,115		$(21,673,961)
Metals		136,585		(360,253)

Total open forward contracts		17,186,700		(22,034,214)

Open futures contracts	Gross unrealized trading gains on open futures contracts		Gross unrealized trading losses on open futures contracts
Agricultural		859,862		(115,615)
Currencies		—		(2,395)
Energy		615,290		(257,834)
Indices		536,912		(760,779)
Interest rates		2,694,565		(40,963)
Metals		1,052,890		—

Total open futures contracts		5,759,519		(1,177,586)

Open swap agreements Credit	Gross unrealized trading gains on open swap agreements		Gross unrealized trading losses on open swap agreements
		96,691		(32,479)

Total open swap agreements		96,691		(32,479)

Total Derivatives		$23,042,910		$(23,244,279)

The following table presents the impact of derivative instruments on the statements of operations:

	For the three months ended March 31,
	2023	2022
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$(2,059,133)	$(637,938)
Metals	(171,775)	1,060,275

Net realized trading gains (losses) on closed contracts/agreements	$(2,230,908)	$422,337

Currencies	$5,387,377	$2,587,694
Metals	(159,695)	2,005,907

Net change in unrealized trading gains (losses) on open contracts/agreements	$5,227,682	$4,593,601

Futures contracts
Agricultural	$624,904	$3,667,553
Currencies	(65,238)	61,825
Energy	(526,843)	9,597,196
Indices	(2,565,282)	(3,885,397)
Interest rates	(5,373,234)	2,634,588
Metals	(628,820)	(497,452)

Net realized trading gains (losses) on closed contracts/agreements	$(8,534,513)	$11,578,313

Agricultural	$278,936	$640,162
Currencies	2,273	31,717
Energy	(241,231)	335,506
Indices	43,538	(835,439)
Interest rates	(3,116,018)	5,507,178
Metals	(1,141,307)	518,178

Net change in unrealized trading gains (losses) on open contracts/agreements	$(4,173,809)	$6,197,302

Swap agreements
Credit default swaps	$(834,509)	$(656,185)

Net realized trading gains (losses) on closed contracts/agreements	$(834,509)	$(656,185)

Credit default swaps	$55,774	$(689,489)

Net change in unrealized trading gains (losses) on open contracts/agreements	$55,774	$(689,489)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2023 and December 31, 2022, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the statements of financial condition:

		Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,669,184	$(1,203,068)	$466,116	$—	$—	$466,116
Goldman Sachs	417,866	(201,582)	216,284	—	—	216,284
JPMorgan Chase	630,089	(630,089)	—	—	—	—

Total open futures contracts	$2,717,139	$(2,034,739)	$682,400	$—	$—	$682,400

Open forward contracts
Citigroup	$2,485,732	$(2,266,418)	$219,314	$—	$—	$219,314
HSBC	4,820,642	(4,402,436)	418,206	—	—	418,206
JPMorgan Chase	132,484	(132,484)	—	—	—	—
Royal Bank of Scotland	4,318,369	(4,192,358)	126,011	—	—	126,011

Total open forward contracts	$11,757,227	$(10,993,696)	$763,531	$—	$—	$763,531

Open swap agreements
Barclays	$18,161	$(3,543)	$14,618	$—	$—	$14,618
Goldman Sachs	163,242	—	163,242	—	—	163,242
JPMorgan Chase	43,931	(43,931)	—	—	—	—

Total open swap agreements	$225,334	$(47,474)	$177,860	$—	$—	$177,860

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,281,547	$(320,820)	$1,960,727	$—	$—	$1,960,727
Goldman Sachs	1,354,065	(417,312)	936,753	—	—	936,753
JPMorgan Chase	2,123,907	(439,454)	1,684,453	—	—	1,684,453

Total open futures contracts	$5,759,519	$(1,177,586)	$4,581,933	$—	$—	$4,581,933

Open forward contracts
Citigroup	$3,410,867	$(3,410,867)	$—	$—	$—	$—
HSBC	5,456,419	(5,456,419)	—	—	—	—
JPMorgan Chase	136,585	(136,585)	—	—	—	—
Royal Bank of Scotland	8,182,829	(8,182,829)	—	—	—	—

Total open forward contracts	$17,186,700	$(17,186,700)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$96,691	$—	$96,691	$—	$—	$96,691

Total open swap agreements	$96,691	$—	$96,691	$—	$—	$96,691

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the statements of financial condition:

		Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,203,068	$(1,203,068)	$—	$—	$—	$—
Goldman Sachs	201,582	(201,582)	—	—	—	—
JPMorgan Chase	904,365	(630,089)	274,276	—	(274,276)	—

Total open futures contracts	$2,309,015	$(2,034,739)	$274,276	$—	$(274,276)	$—

Open forward contracts
Citigroup	$2,266,418	$(2,266,418)	$—	$—	$—	$—
HSBC	4,402,436	(4,402,436)	—	—	—	—
JPMorgan Chase	515,847	(132,484)	383,363	—	(383,363)	—
Royal Bank of Scotland	4,192,358	(4,192,358)	—	—	—	—

Total open forward contracts	$11,377,059	$(10,993,696)	$383,363	$—	$(383,363)	$—

Open swap agreements
Barclays	$3,543	$(3,543)	$—	$—	$—	$—
JPMorgan Chase	101,805	(43,931)	57,874	—	(57,874)	—

Total open swap agreements	$105,348	$(47,474)	$57,874	$—	$(57,874)	$—

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$320,820	$(320,820)	$—	$—	$—	$—
Goldman Sachs	417,312	(417,312)	—	—	—	—
JPMorgan Chase	439,454	(439,454)	—	—	—	—

Total open futures contracts	$1,177,586	$(1,177,586)	$—	$—	$—	$—

Open forward contracts
Citigroup	$4,326,434	$(3,410,867)	$915,567	$—	$(915,567)	$—
HSBC	7,470,117	(5,456,419)	2,013,698	—	(2,013,698)	—
JPMorgan Chase	360,253	(136,585)	223,668	—	(223,668)	—
Royal Bank of Scotland	9,877,410	(8,182,829)	1,694,581	—	(1,694,581)	—

Total open forward contracts	$22,034,214	$(17,186,700)	$4,847,514	$—	$(4,847,514)	$—

Open swap agreements
Barclays	$19,449	$—	$19,449	$—	$(19,449)	$—
JPMorgan Chase	13,030	—	13,030	—	(13,030)	—

Total open swap agreements	$32,479	$—	$32,479	$—	$(32,479)	$—

Only the amount of the collateral up to the net amount of liabilities presented on the statements of financial condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of March 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$4,578,339

Open futures contracts and swap agreements
Goldman Sachs	$5,808,694

Open forward contracts
Citigroup	$1,116,968
HSBC	$3,181,959
Royal Bank of Scotland	$3,358,922

Open futures, forward and swap agreements
JPMorgan Chase	$6,560,155

Open swap agreements
Barclays	$823,664

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$3,217,051

Open futures contracts and swap agreements
Goldman Sachs	$8,559,755

Open forward contracts
Citigroup	$1,255,091
HSBC	$3,141,084
Royal Bank of Scotland	$3,056,874

Open futures, forward and swap agreements
JPMorgan Chase	$5,753,382

Open swap agreements
Barclays	$2,685,105
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Per unit operating performance:
Beginning net asset value	$27,036.43	$22,576.55

Income (loss) from investment operations:
Net investment income (loss)	259.37	(23.60)
Net realized and unrealized gains (losses) on trading activities and translation of foreign currency	(1,480.22)	3,075.11

Total income (loss) from investment operations	(1,220.85)	3,051.51

Ending net asset value	$25,815.58	$25,628.06

Ratios to average partners’ capital 1 :
Expenses	0.47%	0.59%

Net investment income (loss)	3.84%	(0.40)%

Total return 2	(4.52)%	13.52%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
Financial highlights are calculated for all partners taken as a whole. An individual partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.
8. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the first quarter of 2023, the Trading Company identified and corrected an immaterial presentation error related to restricted cash that was not disclosed previously in the Statements of Cash Flows.
The Trading Company reconsidered the guidance included in ASU 2016-18 “Statement of Cash Flows” and determined that certain amounts included in Due from brokers on the Statements of Financial Condition met the definition of restricted cash for purposes of presentation and reconciliation on the Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 “Materiality” and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Trading Company concluded that these errors were immaterial, individually and in the aggregate, to the Statements of Cash Flows as presented in the Trading Company’s quarterly and annual financial statements previously filed in the Trading Company’s 2022 Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. There was no impact to the Statements of Financial Condition, Condensed Schedule of Investments, Statements of Operations or Statements of Changes in Partners’ Capital for any period presented.
In preparing the Trading Company’s Statement of Cash Flows for the quarter ended March 31, 2023, the Trading Company made appropriate revisions to its Statements of Cash Flows for comparable prior periods presented. Such changes are reflected for the year ended December 31, 2022 and quarter ended March 31, 2022, included in these financial statements, and will also be reflected in the historical periods included in the Trading Company’s subsequent quarterly and annual financial statements during 202
3
.
The impact to the Statements of Cash Flows previously filed in Quarterly Report on Form 10-Q and Annual Report on Form 10-K is as follows:

	For the year ended December 31, 2022
Financial statement location	Prior to Revision	Post Revision	Impact

Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	(12,920,373)	—	12,920,373
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	1,644,483	1,644,483	—
Cash and cash equivalents - restricted	—	32,548,335	32,548,335

Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the year	1,644,483	34,192,818	32,548,335

Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the year	6,116,005	25,743,967	19,627,962

	For the three months ended March 31, 2022
Financial statement location	Prior to Revision	Post Revision	Impact

Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	7,408,981	—	(7,408,981)
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	18,549,252	18,549,252	—
Cash and cash equivalents - restricted	—	12,218,981	12,218,981

Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the period	18,549,252	30,768,233	12,218,981

Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the period	6,116,005	25,743,967	19,627,962

9
. SUBSEQUENT EVENTS
For the period subsequent to March 31, 2023 through May 1
9
, 2023, the date the financial statements were issued, the Trading Company recorded
limited partner subscriptions of $1,760,000, and limited partner redemptions of $483,682.
The General Partner has evaluated the impact of subsequent events on the Trading Company through May 1
9
, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

3
1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Operational Overview

Man-AHL Diversified I L.P. (the “Partnership”) is a fund which engages in speculative trading of futures and forward contracts and related instruments through its investment in Man-AHL Diversified Trading Company L.P. (the “Trading Company”) pursuant to the AHL Diversified Program, directed on behalf of the Trading Company by AHL Partners LLP (the “Trading Advisor”). The Trading Advisor also serves as the Partnership’s commodity pool operator. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements trading positions on the basis of statistical analyses of past price histories. The objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including, without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals, agricultural and volatility. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-Q filed March 31, 2023 except an immaterial presentation change as noted within Footnote 8 of the Trading Company’s Financial Statements.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions, through the Trading Company, by market sector as of March 31, 2023. The Partnership’s capitalization was $90,442,480 as of March 31, 2023. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,257,819.31	1.39%
Bonds	$566,546.13	0.63%
Credit	$1,388,207.20	1.53%
Currencies	$4,112,019.77	4.55%
Energy	$914,208.13	1.01%
Interest rates	$194,891.49	0.22%
Metals	$1,289,859.5	1.43%
Stock indices	$2,847,682.91	3.15%
Total*	$12,571,234.44	13.90%

*	Total Amount does not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period Ended March 31, 2023:

31-Mar-23
Ending Equity	$90,442,480

Three months ended March 31, 2023:

Net assets decreased $5,532,267 for the three months ended March 31, 2023. This decrease was attributable to subscriptions in the amount of $700,000, redemptions in the amount of $858,484 and a net loss from operations of $5,373,783.

Management Fees of $708,229 and servicing fees of $236,969 were paid or accrued, and interest of $1,032,270 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents, investments and broker balances, for the three months ended March 31, 2023.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2023 were $113,026.

In January, the Partnership generated a positive return with gains from equity, credit, commodity and FX positions marginally offset by losses in fixed income. The rally in risk assets helped to provide a tailwind to the Partnership’s net long equities position. The top performer was a long in the Australian SPI 200 index. A rallying Nasdaq, on the other hand, rising 11% on the month after a -33% return in 2022, did not benefit the Partnership’s short position. Losses were also incurred via short in the Korean Kospi. Credit spreads also narrowed over the month, benefitting short protection CDS positions in US investment-grade and European higher-yielding indices. The US-dollar continued to fall from its peak in November 2022, and this trend was best picked up through long positions in commodity currencies, most notably the Mexican and Chilean pesos. Short positions in the Colombian peso and Israeli shekel against the greenback, on the other hand, generated losses. Profits in commodity trading originated mostly from energy and metals, but with quite different narratives. China’s re-awakening was seemingly beneficial for long copper and gold positions while gold’s price was supported by a weaker US dollar and expectations that central banks might continue to buy gold to support their ‘de-dollarization’. Warm January weather likely contributed to falls in the price of natural gas on both sides of the Atlantic, and profits for the Partnership. Short positions in coffee and platinum generated small losses. Fixed income prices rallied in January on expectations that central banks may ease their rate-hiking plans. Several of the Partnership’s short positions, such as Italian and Australian government bond futures, flipped to long, incurring losses in the process. There were no offsetting profitable fixed income positions in January.

In February, the Partnership generated a positive return, net of fees, with positive attributions from fixed income and FX, and losses from commodities, stocks and credit. Expectations that the U.S. Federal Reserve (the “Fed”) might have more scope to raise rates contributed to a broad sell-off in fixed income instruments, particularly at the short end of the curve. This benefitted the aggregate short positioning in the Partnership, but the greatest beneficiaries were US instruments at the 3m, 2y, and 5-year points. A long position in the UK 10yr gilts, on the other hand, generated a loss. Trading in currencies generated a positive return on the month. The Partnership produced a gain from long USD currency crosses as the greenback rose on greater expectations of further rate rises from the Fed. Top performers were the Swiss franc and Israeli shekel. Short dollar positions against the Euro and Singapore dollar, on the other hand, lost out. Returns from equities dipped into the red, led by long positions in the Australian SPI 200 and MSCI Emerging Markets indices. Trading in credit fared similarly, with losses in US CDS indices overcoming smaller gains in European indices. Losses in commodities were driven by metals, most notably longs in precious metals, and particularly gold which turned tail, losing 5% in February after three successive winning months. Losses from generally short positions in the oil complex led to an overall negative return in energies. Gains were generated in agricultural trading, however, led by a short in wheat whose price fell for the fifth straight month amid news of changes in Russian and Ukrainian supply, as well as improved forecasts for the US crop.

In March, losses were driven by fixed income, equities, and credit positions. A decline of 61bp on 13th of March for US 2-year Treasury yields was the largest decline in over 40 years, was against the prevailing price trend, and was detrimental to a short in the instrument and indeed all other tenors of US treasuries traded by the Partnership. Canadian bonds and the US 5yr treasury generated losses in fixed income trading as all markets were contributed negatively on the month. A long position in the FTSE 100 as well as a short in the Australian SPI 200 detracted the most from an equity standpoint. Risk-on positions in CDS indices also were hurt among a the seeming flight-to-safety, with European and US investment grade companies most clearly in the crosshairs. Commodities trading was relatively unscathed by the crisis in financial markets. A silver position generated a loss as it flipped from short to long as precious metals seemingly benefitted from a flight-to-quality effect. Prices of EUA carbon emissions, on the other hand, fell along with risk assets, generating losses for the Partnership’s long position. Sugar trading was beneficial, however, as prices hit a 10-year high, possibly driven in part by declining crop yields resulting from poor weather and a ban on pesticides. Currency trading was mixed, dipping into the red overall. Short positions in safe-haven currencies such as the Swiss franc and Japanese yen generated losses in the flight-to-quality episode. Winning trades exhibited less of a clear pattern; long Euro against the Norwegian krone as well as a long Chilean peso against the US dollar generated a modest gain.

Period Ended March 31, 2022:

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

The Partnership started the year down, as gains from long energies, long agricultural and short bonds were broadly offset by losses from long credit and equity positions. The Partnership entered the new year with net long positions in equities and credit, which struggled against a bearish market. On the equity side, the rotation from growth to value compounded losses for long positions in S&P 500 and NASDAQ indices, and the Partnership posted losses in the Australian SPI 200 as well. Gains were seen in short FTSE China A50 index positions. Losses were also incurred from long credit positions, most notably in US 5-year investment-grade and European high-yield indices. Currency trading was mixed, just dipping into the red in aggregate. The US dollar rose in a broadly risk-off environment, which hurt the Partnership’s long positions against the greenback such as the Colombian peso and UK sterling, while a long in the Brazilian real and a short in the Korean won fared best. In the fixed income markets, benchmark US 10-year Treasuries rose around 30bp, and yields generally rose at all maturities, benefiting the Partnership’s short positioning across the curve, with top performers being in the US, from overnight-rates out to 10y. Long positions in German 2-year and Japanese 10-year bonds struggled, however, and generated losses. In the commodities market, the price of oil went up, and Brent futures reached seven-year highs of $90 a barrel. This increase had a positive result for the Partnership’s long positions in the oil complex, most notably heating and gas oil. Longs in agricultural commodities were also beneficial, particularly soybeans and soyoil. Precious metals generated losses, however, with gold failing to find a clear direction in the New Year.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2023. As of March 31, 2023, the Partnership’s capitalization was $90,442,480.

Quarter-Ended March 31, 2023
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,257,819.31	1.39%	$1,257,819.31	$1,257,819.31
Bonds	$566,546.13	0.63%	$566,546.13	$566,546.13
Credit	$1,388,207.20	1.53%	$1,388,207.20	$1,388,207.20
Currencies	$4,112,019.77	4.55%	$4,112,019.77	$4,112,019.77
Energies	$914,208.13	1.01%	$914,208.13	$914,208.13
Interest rates	$194,891.49	0.22%	$194,891.49	$194,891.49
Metals	$1,289,859.50	1.43%	$1,289,859.50	$1,289,859.50
Stock indices	$2,847,682.91	3.15%	$2,847,682.91	$2,847,682.91
Total*	$12,571,234.44	13.90%	$12,571,234.44	$12,571,234.44

*	Total Amount does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2023. Average capitalization is the Partnership’s capitalization at the end of the three months ended March 31, 2023.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion of its assets in U.S. government securities (Treasury Bills) and interest-bearing bank accounts. These investments are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2023, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Italy, Australia, Canada, and the UK. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2023, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Korean Won, Australian Dollar, Swiss Franc, Mexican Peso and Euro.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of March 31, 2023, the Partnership’s primary exposures were in the Taiwan MSCI, Nifty, Tokyo Stock Exchange and Russell 2000 indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2023, the Partnership’s primary metals market exposures were in Gold, Copper, Aluminum and Silver.

Agricultural. The Partnership has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, Wheat, Cocoa and Lean Hogs accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2023.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2023, the main exposures were in US Natural Gas, Crude Oil, Gasoline and European Natural Gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2023.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in Euro. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions and Investments in Treasury Bills. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio and investments in Treasury Bills. The Partnership holds only investments in interest-bearing bank accounts and US Treasury Bills. These cash positions and investments in treasury bills are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk) with durations no longer than 1 year.

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

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)    The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of January 2023, February 2023 and March 2023, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $422,050, $0 and $0, respectively. On the first business day of January 2023, February 2023 and March 2023, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of January 2023, February 2023 and March 2023, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $436,434, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

(b)    Not applicable.

(c)    Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 2023:

	Class A series 1 Units	Class A Series 2 Units	Class B series 1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2023	215,954	—	—
February 2023	25,000	—	174,864
March 2023	181,096	—	261,570
TOTAL	422,050	—	436,434

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on May 17, 2021, for the quarterly period ended March 31. 2021, with the Partnership’s Quarterly Report on Form 10-Q.

10.4	Form of Omnibus US Selling Agreement between Man Investments (USA) Corp. and Man Investments Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 19, 2023.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Doug Hamilton

President and Principal Executive Officer

By:	/s/ Christopher Guarnotta

Principal Financial Officer of Man Investments (USA)
Corp., the General Partner of Partnership