Form 10-Q
period 2023-06-30
MAN AHL DIVERSIFIED I LP
filed 2023-08-11
CIK 1052354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June
30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTIO N 13 O R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act).    ☐  Yes    ☒  No

Man-AHL
Diversified I L.P.
Financial Statements

(a)	At June 30, 2023 (unaudited) and December 31, 2022
(b)	For the three month periods ended June 30, 2023 and 2022 (unaudited) and for the six month periods ended June 30, 2023 and 2022 (unaudited)
(c)	For the six month periods ended June 30, 2023 and 2022 (unaudited)

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (Unaudited)		December 31, 2022
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$97,082,141		$96,568,945
Due from Man-AHL Diversified Trading Company L.P.	1,794,096		152,440

Total assets	$98,876,237		$96,721,385

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,794,096		$152,440
Management fees payable	242,637		237,511
Servicing fees payable	81,192		79,472
Accrued expenses and other liabilities	326,726		277,215

Total liabilities	2,444,651		746,638

PARTNERS’ CAPITAL:
General Partner—Class A Series 1 (186.37 units outstanding as at June 30, 2023 and December 31, 2022)	969,836		940,620
Limited Partners—Class A Series 1 (12,097.40 and 12,422.56 units outstanding as at June 30, 2023 and December 31, 2022, respectively)	62,951,305		62,695,988
Limited Partners—Class A Series 2 (717.49 units outstanding as at June 30, 2023 and December 31, 2022)	4,463,968		4,302,440
Limited Partners—Class B Series 1 (5,389.95 and 5,555.22 units outstanding as at June 30, 2023 and December 31, 2022, respectively)	28,046,477		28,035,699

Total partners’ capital	96,431,586		95,974,747

Total liabilities and partners’ capital	$98,876,237		$96,721,385

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 1	$5,203.71	*	$5,046.95	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS A Series 2	$6,221.61	*	$5,996.48	*

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST—CLASS B Series 1	$5,203.48	*	$5,046.72	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,093,677	$138,664	$2,125,947	$181,624
Other income	—	—	—	1,221
Brokerage commissions	(29,275)	(22,202)	(56,268)	(50,555)
Interest expense—brokers	(25,612)	(20,951)	(51,662)	(50,234)
Administration fees	(15,650)	(19,005)	(31,936)	(36,144)
Professional fees	(33,934)	(34,276)	(65,301)	(69,896)
Shareholder expenses	(1,350)	(17,922)	(7,848)	(36,547)
Other expenses	(6,079)	(7,082)	(12,328)	(14,433)

Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	981,777	17,226	1,900,604	(74,964)

PARTNERSHIP EXPENSES:
Management fees	711,327	760,938	1,419,556	1,443,553
Servicing fees	238,016	254,817	474,985	483,445
Professional fees	70,570	46,991	129,118	93,982
Other expenses	96,128	55,631	150,606	111,263

Total partnership expenses	1,116,041	1,118,377	2,174,265	2,132,243

Net investment income/(loss)	(134,264)	(1,101,151)	(273,661)	(2,207,207)

REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	3,052,607	12,153,479	(2,686,670)	18,464,397
Net change in unrealized trading appreciation/(depreciation) on securities	(10,373)	(22,083)	(14,333)	(69,746)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	5,432,085	(5,357,211)	5,940,936	342,711

Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	8,474,319	6,774,185	3,239,933	18,737,362

NET INCOME/(LOSS)	$8,340,055	$5,673,034	$2,966,272	$16,530,155

NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$439.36	$285.60	$155.87	$828.50

CLASS A Series 2	$542.86	$357.16	$225.13	$1,019.21

CLASS B Series 1	$439.30	$286.72	$151.15	$829.53

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,666.88	12,869.44	12,674.53	12,916.46

CLASS A Series 2	717.49	911.44	717.49	935.91

CLASS B Series 1	5,429.60	5,831.31	5,485.73	5,876.72

See accompanying notes and attached financial statements of
Man-AHL
Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amount*	Units	Amount*	Units	Amount*	Units	Amount*	Units	Amount*	Units
PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	12,422.56	$940,620	186.37	$4,302,440	717.49	$28,035,699	5,555.22	$95,974,747	18,881.64
Subscriptions	1,170,000	233.69	—	—	—	—	40,000	8.13	1,210,000	241.82
Redemptions	(2,861,035)	(558.85)	—	—	—	—	(858,398)	(173.40)	(3,719,433)	(732.25)
Net income/(loss)	1,946,352	—	29,216	—	161,528	—	829,176	—	2,966,272	—

PARTNERS’ CAPITAL
June 30, 2023	$62,951,305	12,097.40	$969,836	186.37	$4,463,968	717.49	$28,046,477	5,389.95	$96,431,586	18,391.21

PARTNERS’ CAPITAL
January 1, 2022	$56,257,765	12,777.64	$820,573	186.37	$4,962,742	960.65	$26,133,499	5,935.87	$88,174,579	19,860.53
Subscriptions	—	—	—	—	—	—	49,000	9.35	49,000	9.35
Redemptions	(1,796,097)	(346.45)	—	—	(877,059)	(144.47)	(922,935)	(182.57)	(3,596,091)	(673.49)
Net income/(loss)	10,547,273	—	154,071	—	953,887	—	4,874,924	—	16,530,155	—

PARTNERS’ CAPITAL
June 30, 2022	$65,008,941	12,431.19	$974,644	186.37	$5,039,570	816.18	$30,134,488	5,762.65	$101,157,643	19,196.39

*	Amounts have been rounded to the nearest whole number.
See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,966,272	$16,530,155
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(319,252)	—
Sales of investments in Man-AHL Diversified Trading Company L.P.	3,304,937	5,062,362
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(5,140,537)	(18,662,398)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	5,126	33,681
Increase/(decrease) in servicing fees payable	1,720	11,234
Increase/(decrease) in accrued expenses and other liabilities	49,511	100,337

Net cash provided by/(used in) operating activities	867,777	3,075,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,210,000	49,000
Payments on redemptions (net of change in redemptions payable)	(2,077,777)	(3,124,371)

Net cash provided by/(used in) financing activities	(867,777)	(3,075,371)

NET INCREASE/(DECREASE) IN CASH	—	—
CASH—Beginning of period	—	—

CASH—End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL
DIVERSIFIED I L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2023, and the results of its operations for the three and six month periods ended June 30, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form
10-K
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
Inv
e
stment
Compan
i
es
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
As at June 30, 2023 and December 31, 2022, the Partnership owned
3,430.95
and
3,571.81
units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2023 and December 31, 2022 was 48.77% and 51.38%, respectively.
The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2023 and December 31, 2022, the Partnership could redeem its investment without restriction at the month-end
net asset value of the Trading Company.
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
The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2023 and 2022, no incentive fees were earned by the Advisor.
The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end
Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end
Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As of June 30, 2023, there are no Class B series 2 units outstanding.
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

Net Income (Loss) Per Unit —
Net income (loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income (loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended June 30, 2023 and
2022
.
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
Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2023 and 2022. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
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
Distributions (other than redemptions of units), if any, are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2023 and 2022.
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

5. FINANCIAL HIGHLIGHTS
The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023			For the three months ended June 30, 2022
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$4,764.57	$5,678.75	$4,764.37	$4,944.78	$5,820.12	$4,944.56

Income/(loss) from investment operations:
Net investment income/(loss)	(7.93)	9.34	(7.50)	(56.71)	(48.78)	(56.68)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	447.07	533.52	446.61	341.43	403.23	341.40

Total income/(loss) from investment operations	439.14	542.86	439.11	284.72	354.45	284.72

Ending net asset value	$5,203.71	$6,221.61	$5,203.48	$5,229.50	$6,174.57	$5,229.28

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.25%	3.97%	5.27%	4.96%	3.79%	4.96%

Total expenses	5.25%	3.97%	5.27%	4.96%	3.79%	4.96%

Net investment income/(loss)	(0.64)%	0.63%	(0.60)%	(4.41)%	(3.22)%	(4.41)%

Total return 2 :
Total return before incentive fees	9.22%	9.56%	9.22%	5.76%	6.09%	5.76%

Total return after incentive fees	9.22%	9.56%	9.22%	5.76%	6.09%	5.76%

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
	Class A Series 1	Class A Series 2	Class B Series 1	Class A Series 1	Class A Series 2	Class B Series 1
Per unit operating performance:
Beginning net asset value	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64

Income/(loss) from investment operations:
Net investment income/(loss)	(15.95)	18.46	(15.54)	(112.86)	(98.19)	(112.88)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	172.71	206.67	172.30	939.53	1106.74	939.52

Total income/(loss) from investment operations	156.76	225.13	156.76	826.67	1008.55	826.64

Ending net asset value	$5,203.71	$6,221.61	$5,203.48	$5,229.50	$6,174.57	$5,229.28

Ratios to average partners’ capital 1 :
Expenses other than incentive fees	5.07%	3.81%	5.08%	5.05%	3.85%	5.05%

Total expenses	5.07%	3.81%	5.08%	5.05%	3.85%	5.05%

Net investment income/(loss)	(0.63)%	0.62%	(0.62)%	(4.67)%	(3.46)%	(4.67)%

Total return 2 :
Total return before incentive fees	3.11%	3.75%	3.11%	18.78%	19.52%	18.78%

Total return after incentive fees	3.11%	3.75%	3.11%	18.78%	19.52%	18.78%

1	Includes amounts allocated from the Trading Company. Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2023, through August 11, 2023, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $25,000 and limited partner redemptions of $310,670.
The General Partner has evaluated the impact of subsequent events on the Partnership through August 11, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

1
0

Man-AHL
Diversified Trading Company L.P.
Financial Statements

(a)	At June 30, 2023 (unaudited) and December 31, 2022
(b)	For the three month periods ended June 30, 2023 and 2022 (unaudited) and for the six month periods ended June 30, 2023 and 2022 (unaudited)
(c)	For the six month periods ended June 30, 2023 and 2022 (unaudited)

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (Unaudited)		December 31, 2022
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$7,444,717		$4,581,933
Net unrealized trading appreciation on open forward contracts	3,949,765		—
Net unrealized trading appreciation on open swap agreements	572,058		96,691
Net premiums paid on credit default swap agreements	5,187,720		933,040
Due from brokers	35,760,635		32,548,335

Total equity in trading accounts	52,914,895		38,159,999
Cash and cash equivalents	9,581,311		1,644,483
Investment in securities, at fair value (cost $140,360,462 and $153,517,088 at June 30, 2023 and December 31, 2022, respectively)	140,360,135		153,545,594

Total assets	$202,856,341		$193,350,076

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$—		$4,847,514
Net unrealized trading depreciation on open swap agreements	—		32,479
Due to brokers	1,516,713		—
Redemptions payable to Man-AHL Diversified I L.P.	1,794,096		152,440
Redemptions payable to Man-AHL Diversified II L.P.	177,902		—
Accrued expenses and other liabilities	316,743		358,319

Total liabilities	3,805,454		5,390,752

PARTNERS’ CAPITAL:
Limited Partners (6,979.24 and 6,952.08 units outstanding as at June 30, 2023 and December 31, 2022, respectively)	199,050,887		187,959,324

Total partners’ capital	199,050,887		187,959,324

Total liabilities and partners’ capital	$202,856,341		$193,350,076

NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$28,520.44	*	$27,036.43	*

*	Difference in net asset value recalculation and net asset value stated is caused by rounding differences.
See notes to financial statements.

1
2

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2023 (Unaudited)		December 31, 2022
	Fair Value	Percent of Partners’ Capital	Fair Value	Percent of Partners’ Capital
FUTURES CONTRACTS—Long:
Agricultural	$1,463,512	0.7	$791,699	0.4
Currencies	—	—	(2,395)	(0.0)*
Energy	289	0.0 *	(135,013)	(0.1)
Indices	706,627	0.4	(639,802)	(0.3)
Interest Rates	6,000	0.0 *	1,736	0.0 *
Metals	—	—	1,049,240	0.6

Total futures contracts—long	2,176,428	1.1	1,065,465	0.6

FUTURES CONTRACTS—Short:
Agricultural	34,667	0.0 *	(47,452)	(0.0)*
Currencies	(949)	0.0 *	—	—
Energy	(221,640)	(0.1)	492,469	0.3
Indices	855,284	0.4	415,935	0.2
Interest Rates	4,415,584	2.2	2,651,866	1.4
Metals	185,343	0.1	3,650	0.0 *

Total futures contracts—short	5,268,289	2.6	3,516,468	1.9

NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN FUTURES CONTRACTS	$7,444,717	3.7	$4,581,933	2.5

FORWARD CONTRACTS—Long:
Australian dollars	$(746,448)	(0.4)	$353,020	0.2
Brazilian real	1,039,951	0.5	(203,217)	(0.1)
Mexican peso	1,257,105	0.7	1,078,891	0.6
New Zealand dollars	(256,663)	(0.1)	(18,417)	(0.0)*
South African rand	(216,802)	(0.1)	141,562	0.1
South Korean won	(566,222)	(0.3)	503,483	0.3
U.K. pound	886,168	0.4	(161,510)	(0.1)
Other	712,860	0.4	4,725,008	2.4

Total long forward contracts vs USD	2,109,949	1.1	6,418,820	3.4

FORWARD CONTRACTS—Short:
Australian dollars	31,238	0.0 *	(1,062,676)	(0.6)
Brazilian real	(508,674)	(0.3)	(118,003)	(0.1)
Mexican peso	(168,760)	(0.1)	(154,635)	(0.1)
New Zealand dollars	(170,931)	(0.1)	(6,654)	(0.0)*
South African rand	(86,505)	0.0 *	(193,270)	(0.1)
South Korean won	78,921	0.0 *	(1,664,169)	(0.9)
U.K. pound	(531,703)	(0.3)	(2,907)	(0.0)*
Other	960,515	0.6	(6,137,521)	(3.2)

Total short forward contracts vs USD	(395,899)	(0.2)	(9,339,835)	(5.0)

Forward contracts—Cross currencies	1,836,667	0.9	(1,702,831)	(0.9)
Forward contracts—Metal non USD	399,048	0.2	(223,668)	(0.1)

	2,235,715	1.1	(1,926,499)	(1.0)

NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN FORWARD CONTRACTS	$3,949,765	2.0	$(4,847,514)	(2.6)

*	A zero balance may reflect amounts rounding to less than 0.05%
See notes to financial statements.

1
3

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2023 (Unaudited)		December 31, 2022
	Principal	Fair Value**	Percent of Partners’ Capital	Fair Value**	Percent of Partners’ Capital
SWAP AGREEMENTS—Short:
Credit default swaps—Sell protection centrally cleared (upfront premiums paid $5,187,720 and $933,040, and upfront premiums received $nil and $nil, as of June 30, 2023 and December 31, 2022, respectively)		572,058	0.3	64,212	0.0	*

Total swap agreements—short		572,058	0.3	64,212	0.0	*

NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN SWAP AGREEMENTS		$572,058	0.3	$64,212	0.0	*

NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$11,966,540	6.0	$(201,369)	(0.1)

U.S. GOVERNMENT SECURITIES—Long:
United States Treasury Bill 0% 01/26/23	40,000,000	$—	—	$39,905,086	21.2
United States Treasury Bill 0% 05/18/23	35,000,000	—	—	34,412,237	18.4
United States Treasury Bill 0% 01/19/23	40,000,000	—	—	39,935,666	21.2
United States Treasury Bill 0% 05/25/23	40,000,000	—	—	39,292,605	20.9
United States Treasury Bill 0% 10/26/23	40,000,000	39,336,484	19.8	—	—
United States Treasury Bill 0% 11/09/23	35,000,000	34,351,097	17.3	—	—
United States Treasury Bill 0% 11/16/23	68,000,000	66,672,554	33.4	—	—

Total U.S. government securities—long		140,360,135	70.5	153,545,594	81.7

TOTAL INVESTMENT IN SECURITIES (COST $140,360,462 and $153,517,088 at June 30, 2023 and December 31, 2022, respectively)		$140,360,135	70.5	$153,545,594	81.7

*	A zero balance may reflect amounts rounding to less than 0.05%
**
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

1
4

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest income	$2,210,432	$257,660	$4,263,838	$334,191
Other income	—	—	—	2,155

Total investment income	2,210,432	257,660	4,263,838	336,346

EXPENSES
Brokerage commissions	59,186	40,944	112,968	91,167
Interest expense—brokers	51,852	38,437	103,669	90,367
Administration fees	31,624	35,061	64,013	65,432
Professional fees	68,559	63,114	130,930	126,228
Shareholder expenses	2,727	33,000	15,545	66,000
Other expenses	12,283	13,041	24,707	26,065

Total expenses	226,231	223,597	451,832	465,259

Net investment income/(loss)	1,984,201	34,063	3,812,006	(128,913)

NET REALIZED GAINS/LOSSES AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	6,171,709	22,397,480	(5,367,897)	33,757,132
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(90,967)	(86,695)	(183,371)	(94,855)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(20,960)	(40,669)	(28,833)	(125,165)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	11,058,262	(9,865,553)	12,167,909	235,861

Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	17,118,044	12,404,563	6,587,808	33,772,973

NET INCOME/(LOSS)	$19,102,245	$12,438,626	$10,399,814	$33,644,060

NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST
(based on weighted average units outstanding during the period)	$2,697.61	$1,758.49	$1,468.00	$4,803.49

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	7,081.16	7,073.46	7,084.36	7,004.09

See notes to financial statements.

1
5

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Limited Partners		General Partner		Total
	Amount*	Units	Amount*	Units	Amount*	Units
PARTNERS’ CAPITAL — January 1, 2023	$187,959,324	6,952.08	$—	—	$187,959,324	6,952.08
Subscriptions	6,295,464	231.46	—	—	6,295,464	231.46
Redemptions	(5,603,715)	(204.30)	—	—	(5,603,715)	(204.30)
Net income/(loss)	10,399,814	—	—	—	10,399,814	—

PARTNERS’ CAPITAL — June 30, 2023	$199,050,887	6,979.24	$—	—	$199,050,887	6,979.24

PARTNERS’ CAPITAL — January 1, 2022	$155,269,603	6,877.47	$—	—	$155,269,603	6,877.47
Subscriptions	10,150,180	401.21	—	—	10,150,180	401.21
Redemptions	(6,253,967)	(241.12)	—	—	(6,253,967)	(241.12)
Net income/(loss)	33,644,060	—	—	—	33,644,060	—

PARTNERS’ CAPITAL — June 30, 2022	$192,809,876	7,037.56	$—	—	$192,809,876	7,037.56

*	Amounts have been rounded to the nearest whole number.
See notes to financial statements.

1
6

MAN-AHL
DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,399,814	$33,644,060
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(213,035,110)	(233,917,575)
Amortization of premium/accretion of discount on securities	(3,321,944)	(298,763)
Sales of investments in securities	229,513,680	190,000,000
Net change in unrealized trading (appreciation)/depreciation on investments in securities	28,833	125,165
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(12,167,909)	(235,861)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(1,341,843)	(1,240,899)
(Increase)/decrease in net premiums paid on credit default swap agreements	(4,254,680)	17,943,026
Increase/(decrease) in net premiums received on credit default swap agreements	—	(9,735,522)
Increase/(decrease) in due to brokers	1,516,713	633,281
Increase/(decrease) in accrued expenses and other liabilities	(41,576)	54,036

Net cash provided by/(used in) operating activities	7,295,978	(3,029,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	6,295,464	10,150,180
Payments on redemptions (net of change in redemptions payable)	(3,784,157)	(5,605,495)

Net cash provided by/(used in) financing activities	2,511,307	4,544,685

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,807,285	1,515,633
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	34,192,818	25,743,967

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$44,000,103	$27,259,600

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$103,669	$90,367

See notes to financial statements.

1
7

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2023, and the results of its operations for the three and six month periods ended June 30, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in
Man-AHL
Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.
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
Due from Brokers
— Due from brokers may consist of balances due from Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest, Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Restricted cash is subject to a legal or contractual restriction by third parties as well as a restriction as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Trading Company considers cash held at counterparties for derivative contracts to be restricted cash.
Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers on the statements of financial condition is described in the table below.

	June 30, 2023	December 31, 2022	June 30, 2022
As at June 30, 2023, December 31, 2022 and June 30, 2022, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$9,581,311	$1,644,483	$4,900,921
Due from brokers	34,418,792	32,548,335	22,358,679

Total cash, cash equivalents and restricted cash	$44,000,103	$34,192,818	$27,259,600

Due to Brokers —
Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of June 30, 2023. The amount included in due from brokers on the Statements of Financial Condition is $1,516,713 and $0 as of June 30, 2023 and December 31, 2022, respectively.
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
Cash and Cash Equivalents
— Cash and cash equivalents include unrestricted cash, short-term interest-bearing
money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2023 and December 31, 2022, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2023, the Trading Company held foreign cash balances of $217,140 with a cost of $213,581, which are included in cash and cash equivalents. As of December 31, 2022, the Trading Company held foreign cash balances totaling $364,848 with a cost of $352,306, which are included in cash and cash equivalents. As of June 30, 2023 and December 31, 2022, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

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
Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2023 and 2022. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2019.
Net Income/(Loss) Per Unit
— Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2023 and 2022.
Other income
— Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.
3. LIMITED PARTNERSHIP AGREEMENT
The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2023 and December 31, 2022.
Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2023 and 2022.
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

2
0

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2023 and December 31, 2022, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$140,360,135	$—	$140,360,135	$—
Futures contracts	9,495,488	9,495,488	—	—
Forward contracts	15,917,504	—	15,917,504	—
Swap agreements*	575,822	—	575,822	—

Total Assets	166,348,949	9,495,488	156,853,461	—

Liabilities
Futures contracts	(2,050,771)	(2,050,771)	—	—
Forward contracts	(11,967,739)	—	(11,967,739)	—
Swap agreements*	(3,764)	—	(3,764)	—

Total Liabilities	(14,022,274)	(2,050,771)	(11,971,503)	—

Net Fair Value	$152,326,675	$7,444,717	$144,881,958	$—

	Fair Value Measurements
Investments	As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$153,545,594	$—	$153,545,594	$—
Futures contracts	5,759,519	5,759,519	—	—
Forward contracts	17,186,700	—	17,186,700	—
Swap agreements*	96,691	—	96,691	—

Total Assets	176,588,504	5,759,519	170,828,985	—

Liabilities
Futures contracts	(1,177,586)	(1,177,586)	—	—
Forward contracts	(22,034,214)	—	(22,034,214)	—
Swap agreements*	(32,479)	—	(32,479)	—

Total Liabilities	(23,244,279)	(1,177,586)	(22,066,693)	—

Net Fair Value	$153,344,225	$4,581,933	$148,762,292	$—

*
The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2023 or 2022 based on the levels assigned at December 31, 2022 or 2021.
5. DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
The Trading Company seeks to achieve its investment objective by participation in the AHL Diversified Program directed on behalf of the Trading Company by the Advisor. The AHL Diversified Program is a price trend-following trading system, entirely quantitative in nature, and implements

2
1

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

2
2

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
As of June 30, 2023 and December 31, 2022, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2023		December 31, 2022
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$435,290	$250,000,000	$42,871	$115,000,000
101-250	—	—	—	—
251-350	—	—	—	—
351-450	136,768	60,000,000	—	—
450+	—	—	21,341	20,000,000

Total	$572,058	$310,000,000	$64,212	$135,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2023 and December 31, 2022, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance
by the underlying reference entity.
During the three and six months ended June 30, 2023 and 2022, the Trading Company traded the following derivative contracts:

	For the three months ended June 30,		For the six months ended June 30,
Number of contracts traded/settled	2023	2022	2023	2022
Exchange-traded futures contracts	28,393	19,272	51,649	44,349
Forward contracts	31,785	20,247	60,348	47,237
Swap agreements	225	384	629	812
As of June 30, 2023 and December 31, 2022, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	June 30, 2023	December 31, 2022
Exchange-traded futures contracts	$949,316,005	$620,511,782
Forward contracts	$3,372,586,462	$1,861,553,131
Swap agreements	$310,000,000	$135,000,000
The trading activity of open future, forward and swap contracts as of June 30, 2023 and 2022 is indicative of the trading activity throughout the three and six month periods.

2
3

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed on the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2023 and December 31, 2022, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2023 and December 31, 2022, may differ from the net liability amounts recorded as of June 30, 2023 and December 31, 2022, and such differences can be material.
For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.
As of June 30, 2023 and December 31, 2022, all credit default swaps held by the Trading Company are centrally cleared swaps.

2
4

The following table presents the fair value of the Trading Company’s derivative instruments:

	June 30, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Currencies	on open forward contracts	$15,258,412	on open forward contracts	$(11,707,695)
Metals		659,092		(260,044)

Total open forward contracts		15,917,504		(11,967,739)

Open futures contracts	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Agricultural	on open futures contracts	2,553,884	on open futures contracts	(1,055,705)
Currencies		—		(949)
Energy		86,158		(307,509)
Indices		2,089,121		(527,210)
Interest rates		4,508,650		(87,066)
Metals		257,675		(72,332)

Total open futures contracts		9,495,488		(2,050,771)

Open swap agreements	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Credit	on open swap agreements	575,822	on open swap agreements	(3,764)

Total open swap agreements		575,822		(3,764)

Total Derivatives		$25,988,814		$(14,022,274)

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Currencies	on open forward contracts	$17,050,115	on open forward contracts	$(21,673,961)
Metals		136,585		(360,253)

Total open forward contracts		17,186,700		(22,034,214)

Open futures contracts	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Agricultural	on open futures contracts	859,862	on open futures contracts	(115,615)
Currencies		—		(2,395)
Energy		615,290		(257,834)
Indices		536,912		(760,779)
Interest rates		2,694,565		(40,963)
Metals		1,052,890		—

Total open futures contracts		5,759,519		(1,177,586)

Open swap agreements	Gross unrealized trading appreciation		Gross unrealized trading depreciation
Credit	on open swap agreements	96,691	on open swap agreements	(32,479)

Total open swap agreements		96,691		(32,479)

Total Derivatives		$23,042,910		$(23,244,279)

2
5

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Location of gain or loss recognized in income on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives	Gain (Loss) on derivatives
Forward contracts
Currencies	$7,450,769	$6,352,785	$5,391,636	$5,714,847
Metals	249,411	1,685,169	77,636	2,745,444

Net realized trading gains/(losses) on closed contracts/agreements	$7,700,180	$8,037,954	$5,469,272	$8,460,291

Currencies	$2,787,186	$(3,089,434)	$8,174,563	$(501,740)
Metals	782,411	(3,028,049)	622,716	(1,022,142)

Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$3,569,597	$(6,117,483)	$8,797,279	$(1,523,882)

Futures contracts
Agricultural	$520,825	$(401,244)	$1,145,729	$3,266,309
Currencies	(104,595)	278,249	(169,833)	340,074
Energy	(3,710,347)	6,191,387	(4,237,190)	15,788,583
Indices	2,225,290	(3,709,078)	(339,992)	(7,594,475)
Interest rates	(821,758)	11,344,086	(6,194,992)	13,978,674
Metals	(1,616,357)	(1,355,558)	(2,245,177)	(1,853,010)

Net realized trading gains/(losses) on closed contracts/agreements	$(3,506,942)	$12,347,842	$(12,041,455)	$23,926,155

Agricultural	$474,996	$(927,109)	$753,932	$(286,947)
Currencies	(827)	174,073	1,446	205,790
Energy	(337,576)	(2,118,403)	(578,807)	(1,782,897)
Indices	1,742,240	869,724	1,785,778	34,285
Interest rates	4,884,000	(3,394,574)	1,767,982	2,112,604
Metals	273,760	1,291,637	(867,547)	1,809,815

Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$7,036,593	$(4,104,652)	$2,862,784	$2,092,650

Swap agreements
Credit default swaps	$1,913,984	$2,027,791	$1,079,475	$1,371,606

Net realized trading gains/(losses) on closed contracts/agreements	$1,913,984	$2,027,791	$1,079,475	$1,371,606

Credit default swaps	$452,072	$356,582	$507,846	$(332,907)

Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$452,072	$356,582	$507,846	$(332,907)

Amounts in the table above exclude foreign exchange spot contracts.
As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2023 and December 31, 2022, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

2
6

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
As of June 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$2,465,961	$(1,233,609)	$1,232,352	$—	$—	$1,232,352
Goldman Sachs	1,964,486	(84,190)	1,880,296	—	—	1,880,296
JPMorgan Chase	5,065,041	(732,972)	4,332,069	—	—	4,332,069

Total open futures contracts	$9,495,488	$(2,050,771)	$7,444,717	$—	$—	$7,444,717

Open forward contracts
Citigroup	$3,906,675	$(1,900,426)	$2,006,249	$—	$—	$2,006,249
HSBC	7,670,839	(6,841,344)	829,495	—	—	829,495
JPMorgan Chase	659,092	(260,044)	399,048	—	—	399,048
Natwest	3,680,898	(2,965,925)	714,973	—	—	714,973

Total open forward contracts	$15,917,504	$(11,967,739)	$3,949,765	$—	$—	$3,949,765

Open swap agreements
Barclays	$273,325	$—	$273,325	$—	$—	$273,325
Goldman Sachs	161,965	(3,764)	158,201	—	—	158,201
JPMorgan Chase	140,532	—	140,532	—	—	140,532

Total open swap agreements	$575,822	$(3,764)	$572,058	$—	$—	$572,058

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,281,547	$(320,820)	$1,960,727	$—	$—	$1,960,727
Goldman Sachs	1,354,065	(417,312)	936,753	—	—	936,753
JPMorgan Chase	2,123,907	(439,454)	1,684,453	—	—	1,684,453

Total open futures contracts	$5,759,519	$(1,177,586)	$4,581,933	$—	$—	$4,581,933

Open forward contracts
Citigroup	$3,410,867	$(3,410,867)	$—	$—	$—	$—
HSBC	5,456,419	(5,456,419)	—	—	—	—
JPMorgan Chase	136,585	(136,585)	—	—	—	—
Natwest	8,182,829	(8,182,829)	—	—	—	—

Total open forward contracts	$17,186,700	$(17,186,700)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$96,691	$—	$96,691	$—	$—	$96,691

Total open swap agreements	$96,691	$—	$96,691	$—	$—	$96,691

2
7

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,233,609	$(1,233,609)	$—	$—	$—	$—
Goldman Sachs	84,190	(84,190)	—	—	—	—
JPMorgan Chase	732,972	(732,972)	—	—	—	—

Total open futures contracts	$2,050,771	$(2,050,771)	$—	$—	$—	$—

Open forward contracts
Citigroup	$1,900,426	$(1,900,426)	$—	$—	$—	$—
HSBC	6,841,344	(6,841,344)	—	—	—	—
JPMorgan Chase	260,044	(260,044)	—	—	—	—
Natwest	2,965,925	(2,965,925)	—	—	—	—

Total open forward contracts	$11,967,739	$(11,967,739)	$—	$—	$—	$—

Open swap agreements
Goldman Sachs	$3,764	$(3,764)	$—	$—	$—	$—

Total open swap agreements	$3,764	$(3,764)	$—	$—	$—	$—

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$320,820	$(320,820)	$—	$—	$—	$—
Goldman Sachs	417,312	(417,312)	—	—	—	—
JPMorgan Chase	439,454	(439,454)	—	—	—	—

Total open futures contracts	$1,177,586	$(1,177,586)	$—	$—	$—	$—

Open forward contracts
Citigroup	$4,326,434	$(3,410,867)	$915,567	$—	$(915,567)	$—
HSBC	7,470,117	(5,456,419)	2,013,698	—	(2,013,698)	—
JPMorgan Chase	360,253	(136,585)	223,668	—	(223,668)	—
Natwest	9,877,410	(8,182,829)	1,694,581	—	(1,694,581)	—

Total open forward contracts	$22,034,214	$(17,186,700)	$4,847,514	$—	$(4,847,514)	$—

Open swap agreements
Barclays	$19,449	$—	$19,449	$—	$(19,449)	$—
JPMorgan Chase	13,030	—	13,030	—	(13,030)	—

Total open swap agreements	$32,479	$—	$32,479	$—	$(32,479)	$—

Only the amount of the collateral up to the net amount of liabilities presented on the Statements of Financial Condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of June 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$4,939,871

Open futures contracts and swap agreements
Goldman Sachs	$8,613,977

Open forward contracts
Citigroup	$529,403
HSBC	$6,272,146
Natwest	$3,423,477

Open futures, forward and swap agreements
JPMorgan Chase	$7,999,786

Open swap agreements
Barclays	$2,640,132

As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$3,217,051

Open futures contracts and swap agreements
Goldman Sachs	$8,559,755

Open forward contracts
Citigroup	$1,255,091
HSBC	$3,141,084
Natwest	$3,056,874

Open futures, forward and swap agreements
JPMorgan Chase	$5,753,382

Open swap agreements
Barclays	$2,685,105
6. FINANCIAL GUARANTEES
The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS
The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Per unit operating performance:
Beginning net asset value	$25,815.58	$25,628.06	$27,036.43	$22,576.55

Income/(loss) from investment operations:
Net investment income/(loss)	280.61	4.86	540.45	(18.53)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	2,424.25	1,764.36	943.56	4,839.26

Total income/(loss) from investment operations	2,704.86	1,769.22	1,484.01	4,820.73

Ending net asset value	$28,520.44	$27,397.28	$28,520.44	$27,397.28

Ratios to average partners' capital 1 :
Expenses	0.47%	0.48%	0.47%	0.53%

Net investment income/(loss)	4.13%	0.07%	3.96%	(0.15)%

Total return 2	10.48%	6.90%	5.49%	21.35%

1	Ratios have been annualized.
2	Total return is for the period indicated and has not been annualized.
Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.
8. REVISION OF PRE
VI
OUSLY ISSUED FINANCIAL STATEMENTS
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
In preparing the Trading Company’s Statement of Cash Flows for the quarter ended June 30, 2023, the Trading Company made appropriate revisions to its Statements of Cash Flows for comparable prior periods presented. Such changes are reflected for the year ended December 31, 2022 and quarter ended June 30, 2022, included in these financial statements, and will also be reflected in the historical periods included in the Trading Company’s subsequent quarterly and annual financial statements during 2023.

3
0

The impact to the Statements of Cash Flows previously filed in Quarterly Report on Form
10-Q
and Annual Report on Form
10-K
is as follows:

	For the year ended December 31, 2022
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows — Changes in operating assets and liabilities:
Due from brokers	$(12,920,373)	$—	$12,920,373
Statement of Cash Flows — Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents — unrestricted	1,644,483	1,644,483	—
Cash and cash equivalents — restricted	—	32,548,335	32,548,335

Statement of Cash Flows — Cash and cash equivalents (including restricted cash) at the end of the year	1,644,483	34,192,818	32,548,335

Statement of Cash Flows — Cash and cash equivalents (including restricted cash) at the beginning of the year	$6,116,005	$25,743,967	$19,627,962

	For the six months ended June 30, 2022
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows — Changes in operating assets and liabilities:
Due from brokers	$(3,971,616)	$(1,240,899)	$2,730,717
Statement of Cash Flows — Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents — unrestricted	4,900,921	4,900,921	—
Cash and cash equivalents — restricted	—	22,358,679	22,358,679

Statement of Cash Flows — Cash and cash equivalents (including restricted cash) at the end of the period	4,900,921	27,259,600	22,358,679

Statement of Cash Flows — Cash and cash equivalents (including restricted cash) at the beginning of the period	$6,116,005	$25,743,967	$19,627,962

9. SUBSEQUENT EVENTS
For the period subsequent to June 30, 2023 through August 11, 2023, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $
575,000
, and limited partner redemptions of $586,102.
The General Partner has evaluated the impact of subsequent events on the Trading Company through August 11, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

There have been no material changes with respect to Partnership’s critical accounting policies, off- balance sheet arrangements or disclosure of contractual obligations as reported in Partnership’s Form 10-Q filed June 30, 2023 except an immaterial presentation change as noted within Footnote 8 of the Trading Company’s Financial Statements

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions ,through the Trading Company, by market sector as of June 30, 2023. The Partnership’s capitalization was $ 96,431,586 as of June 30, 2023. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30, 2023
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,464,825.56	1.52%
Bonds	$2,368,646.06	2.46%
Credit	$6,013,854.07	6.24%
Currencies	$6,690,934.16	6.94%
Energy	$561,751.38	0.58%
Interest rates	$1,095,323.61	1.14%
Metals	$848,112.84	0.88%
Stock indices	$4,064,685.25	4.22%
Total*	$23,108,132.93	23.96%

*	Total amount does not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2023:

30-June-23
Ending Equity	$96,431,586

Six months ended June 30, 2023:

Net assets increased $456,839 for the six months ended June 30, 2023. This increase was attributable to subscriptions in the amount of $1,210,000, redemptions in the amount of $3,719,433 and a net gain from operations of $2,966,272.

Management Fees of $1,419,556 and servicing fees of $474,985 were paid or accrued, and interest of $2,125,947 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents, broker balances and Treasuries for the six months ended June 30, 2023.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2023 were $505,067.

Three months ended June 30, 2023:

Net assets increased $5,989,106 for the three months ended June 30, 2023. This increase was attributable to subscriptions in the amount of $510,000, redemptions in the amount of $2,860,950 and a net gain from operations of $8,340,055

Management Fees of $711,327 and servicing fees of $ 238,016 were paid or accrued, and interest of $1,093,677 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents, broker balances and Treasuries for the three months ended June 30, 2023.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2023 were $278,598.

In April, the Partnership’s FX trading saw profitable short positions in the Japanese yen against the Euro and British pound and losses from its mixed positions in the Swiss franc and Canadian dollar against the US dollar. In equities trading, the Partnership’s long positions were generally profitable, along with its short positioning in the VIX volatility index. Long positions in MSCI Taiwan and India’s Nifty index generated offsetting losses. Credit trading was slightly positive for the Partnership. Trading in commodities was mixed. Agricultural, in particular a long position in sugar, were the standout, while volatile oil prices were detrimental to the Partnership’s positions in oil. Trading in metals was positive, with profits generated from a short zinc position, while a long in copper detracted. The Partnership’s small and varied positions in bonds detracted over the month as well.

In May, the Partnership generated a positive return net of fees with gains generated across all asset classes. The Partnership’s FX trading turned in the strongest performance over the month, most notably long USD crosses as markets perceived possibly more rate rises from the Fed. The Chinese renminbi and Norwegian krone were standouts, while a trade in the Euro against the US dollar lost out as the position flipped from long to short. Within the Partnership’s commodities trading, all three sub-components were beneficial. Prices across the soy complex fell, benefitting the Partnership’s short positioning, while a long sugar position lost out as prices fell. Energies notched up a small gain in aggregate, benefitting from a US natural gas short. Within metals, long precious positions detracted from the Partnership’s returns. Trading in fixed income was also profitable for the Partnership, most notably from shorts in 3m Sonia and UK Gilts. European bonds, on the other hand, rallied sharply, leading to losses from a short Italian government bond position. Equities trading also added to the Partnership’s positive returns. Long positions in the Nikkei were the most profitable, and the Partnership’s position in the Taiwan MSCI outperformed expectations. The Partnership’s credit trading was flat for May.

In the month of June, the Partnership generated a positive return, with gains led by fixed income, currency, equity and credit trading, offset by losses in commodities. Fixed income trading turned in the best performance over the month, with shorts continuing to bring in positive returns. Front-end positions had the best returns, notably SONIA and SOFR rates. Further out in the curve, US Treasuries out to the 10-year point performed best, and there were offsetting losses trading French and German bonds. Currency trading maintained its recent strong run, as the Partnership’s long position in the Mexican Peso against the US dollar proved profitable. Longs in the British pound against the Japanese yen also generated gains. Losses were incurred in trades on the Australian dollar. Trading in risk assets was also beneficial, most clearly in a short VIX position. Credit spreads tightened, resulting in small gains for the Partnership’s long credit positions. Gains also originated from longs in Taiwan’s MSCI index and through longs in Japanese stock indices. Losses were incurred in trading the Hang Seng and H-Shares Index. Commodities trading dipped into the red, with energies the principal culprit. Metals and agricultural trading also experienced difficulties, with copper and soybean prices in particular suffering significant reversals. Gains were accrued from a cocoa long, on the other hand.

Three months ended March 31, 2023:

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

Short positions in the Colombian peso and Israeli shekel against the US dollar, on the other hand, generated losses. Profits in commodity trading originated mostly from energy and metals, but with quite different narratives. China’s re-awakening was seemingly beneficial for long copper and gold positions while gold’s price was supported by a weaker US dollar and expectations that central banks might continue to buy gold to support their ‘de-dollarization’. Warm January weather likely contributed to falls in the price of natural gas on both sides of the Atlantic, and profits for the Partnership. Short positions in coffee and platinum generated small losses. Fixed income prices rallied in January on expectations that central banks may ease their rate-hiking plans. Several of the Partnership’s short positions, such as Italian and Australian government bond futures, flipped to long, incurring losses in the process. There were no offsetting profitable fixed income positions in January.

In February, the Partnership generated a positive return, net of fees, with positive attributions from fixed income and FX, and losses from commodities, stocks and credit. Expectations that the U.S. Federal Reserve (the “Fed”) might have more scope to raise rates contributed to a broad sell-off in fixed income instruments, particularly at the short end of the curve. This benefitted the aggregate short positioning in the Partnership, but the greatest beneficiaries were US instruments at the 3m, 2y, and 5-year points. A long position in the UK 10yr gilts, on the other hand, generated a loss. Trading in currencies generated a positive return on the month. The Partnership produced a gain from long USD currency crosses as the US dollar rose on greater expectations of further rate rises from the Fed. Top performers were the Swiss franc and Israeli shekel. Short dollar positions against the Euro and Singapore dollar, on the other hand, lost out. Returns from equities dipped into the red, led by long positions in the Australian SPI 200 and MSCI Emerging Markets indices. Trading in credit fared similarly, with losses in US CDS indices overcoming smaller gains in European indices. Losses in commodities were driven by metals, most notably longs in precious metals, and particularly gold which turned tail, losing 5% in February after three successive winning months. Losses from generally short positions in the oil complex led to an overall negative return in energies. Gains were generated in agricultural trading, however, led by a short in wheat whose price fell for the fifth straight month amid news of changes in Russian and Ukrainian supply, as well as improved forecasts for the US crop.

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

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2022 were $ 463,054.

Three months ended June 30, 2022:

Net assets Increased $2,375,326.00 for the three months ended June 30, 2022. This Increase was attributable to subscriptions in the amount of $49,000, redemptions in the amount of (3,346,708) and a net gain from operations of $5,673,034.

Management Fees of $760,938 and servicing fees of $254,817 were paid or accrued, and interest of $138,664 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2022.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2022 were $224,060.

In April, the Partnership experienced positive returns, dominated by fixed income, energies, and FX with metals and equities detracting. The increasingly hawkish stance of the Fed and ECB and the continuing pressure on bonds played to the hand of the Partnership’s dominant short positions. Some of the top performers were in Italian 10-year government bonds, although short positions across the US curve were also positive. The Partnership’s long position in the Japanese 10yr bond finished flat and was one of the worst performers in the asset class. Trading in commodities was also positive in aggregate, with gains from long US natural gas positions benefitting from Europe’s desire to wean itself off Russian energy. This offset the losses from the Partnership’s long positions in copper and gold, two of the Partnership’s worst performers for the month. On the debit side, long metals positions, notably in copper and gold, detracted as prices reversed mid-month. The Partnership’s currency trading finished in the black, as the US dollar continued to rise against a basket of currencies. In developed markets, short positions in the Euro and Japanese yen against the US dollar continued to be positive as well. Long positions in commodity currencies such as the South African rand and the Canadian dollar, on the other hand, lost out. On the negative side, trading in equities finished down. A short position in the MSCI emerging market index generated positive performance, while a short position in the VIX volatility index detracted. There was a small gain in credit trading as positions oscillated around zero.

In May, the Partnership finished the month down net of fees with losses in FX, equities, metals, and agricultural offsetting small gains from energies and fixed income. Long energies positions continued to perform positively, notably in US natural gas and the crude oil complex. On the other hand, the Partnership’s position in base metals such as aluminium and zinc did not fare as well, although trading was more mixed for precious positions, with gains from a short in silver. The steady yield increases seen in fixed income markets year-to-date took a hiatus in May, and returns from the asset class were muted as a result. One of the top performers was a short position in Italian 10-year bonds. A short position in US 5yr treasuries, on the other hand, lost out. The Partnership built into a net short equity position as the month progressed, which was beneficial until the last week of the month. Trading finished the month in the red, with top performers being shorts in the Singapore MSCI and Nasdaq 100 indices, while longs in the Australian SPI 200 and Indian Nifty indices lost out. Short credit positions were also detrimental in the last week of the month, most notably from a CDS index position in US investment-grade names. Concerns over growth in the US weighed on the US dollar, which reversed direction mid-month versus a basket of other currencies. This had a detrimental effect on Asian currency pairs such as the South Korean won and Singapore dollar, which were the Partnership’s two worst performers, although the Partnership’s long positions in commodity currencies, such as the Mexican peso and Brazilian real offset some of these losses.

The Partnership’s performance in June was bifurcated, giving up mid-month gains to finish with a positive return. Gains in fixed income, credit, and currencies were partially offset by losses in commodities. Despite the reversal mid-month, trading in fixed income finished in the black. Short-term rates contracts generated a positive return, as did Canadian and Italian 10yr bonds, while a long position in 10-year Japanese government bonds detracted. Shorts in credit performed positively as risk assets sold off throughout the month, notably in European investment-grade and high-yielding names. Trading in equities managed to eke out a gain as short positions in Asian indices, notably the Taiwan and Singapore MSCI, did best. A FTSE 100 long detracted from performance. US dollar strength was very much the theme in currency trading. Losses from longs in commodity currencies such as the Mexican peso and Brazilian real were offset by gains from US dollar longs against currencies such as the Korean won and Australian dollar. For the first month this year, commodities trading generated a loss. Agricultural detracted, notably longs in soybeans and wheat, and longs in energies also caused pain. The Partnership’s short metals positions were positive, however, with silver and copper being some of the top performers.

Three months ended March 31, 2022:

The Partnership started the year down, as gains from long energies, long agricultural and short bonds were broadly offset by losses from long credit and equity positions. The Partnership entered the new year with net long positions in equities and credit, which struggled against a bearish market. On the equity side, the rotation from growth to value compounded losses for long positions in S&P 500 and NASDAQ indices, and the Partnership posted losses in the Australian SPI 200 as well. Gains were seen in short FTSE China A50 index positions. Losses were also incurred from long credit positions, most notably in US 5-year investment-grade and European high-yield indices. Currency trading was mixed, just dipping into the red in aggregate. The US dollar rose in a broadly risk-off environment, which hurt the Partnership’s long positions against the US dollar such as the Colombian peso and UK sterling, while a long in the Brazilian real and a short in the Korean won fared best. In the fixed income markets, benchmark US 10-year Treasuries rose around 30bp, and yields generally rose at all maturities, benefiting the Partnership’s short positioning across the curve, with top performers being in the US, from overnight-rates out to 10y. Long positions in German 2-year and Japanese 10-year bonds struggled, however, and generated losses. In the commodities market, the price of oil went up, and Brent futures reached seven-year highs of $90 a barrel. This increase had a positive result for the Partnership’s long positions in the oil complex, most notably heating and gas oil. Longs in agricultural commodities were also beneficial, particularly soybeans and soyoil. Precious metals generated losses, however, with gold failing to find a clear direction in the New Year.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2023. As of June 30, 2023, the Partnership’s average quarter-end capitalization was $93,437,350.

Quarter-Ended June 30, 2023
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,361,322.44	1.46%	$1,464,825.56	$1,257,819.31
Bonds	$1,467,596.10	1.57%	$2,368,646.06	$566,546.13
Credit	$3,701,030.64	3.96%	$6,013,854.07	$1,388,207.20
Currencies	$5,401,476.97	5.78%	$6,690,934.16	$4,112,019.77
Energies	$737,979.76	0.79%	$914,208.13	$561,751.38
Interest rates	$645,107.55	0.69%	$1,095,323.61	$194,891.49
Metals	$1,068,986.17	1.14%	$1,289,859.50	$848,112.84
Stock indices	$3,456,184.08	3.70%	$4,064,685.25	$2,847,682.91
Total*	$17,839,683.69	19.09%	$23,902,336.34	$11,777,031.03

*	Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2023. Average capitalization is the Partnership’s average quarter-end capitalization for the six months ended June 30, 2023.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2023, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Italy, Germany, Australia, and the Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2023, the Partnership’s primary currency exposures were in the U.S. Dollar versus the British Pound, Chinese Renminbi, Brazilian Real, Swiss Franc and Mexican Peso.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries. As of June 30, 2023, the Partnership’s primary exposures were in the Taiwan MSCI, Tokyo Stock Exchange, Korean Kospi, Nikkei and Russell 2000 indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2023, the Partnership’s primary metals market exposures were in Nickel, Aluminum, Zinc and Palladium.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, Cocoa, Soybeans and Coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2023.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2023, the main exposures were in Crude Oil, US Natural Gas, Gas Oil and Heating Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2023.

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals, agricultural and volatility. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

ITEM 4.	Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Errors in Models and Data are often extremely difficult to detect, and, in the case of Models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events may go undetected for long periods of time and some may never be detected. When a System Event is detected, a review and analysis of the circumstances that may have caused a reported System Event will be completed and is overseen by an escalation committee made up of appropriate senior personnel. Following this review, the Trading Advisor, in its sole discretion, may choose not to address or fix such System Event, and the third party software will lead to System Events known to the Trading Advisor that it chooses, in its sole discretion, not to address or fix. The degradation or impact caused by these System Events can compound over time. When a System Event is detected, the Trading Advisor generally will not, as part of the review of circumstances leading to the System Event, perform a materiality analysis on the potential impact of a System Event. The Trading Advisor believes that the testing and monitoring performed on Models and the controls adopted to ensure processes are undertaken with care, will enable the Trading Advisor to identify and address those System Events that a prudent person managing a quantitative, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events, but there is no guarantee of the success of such processes. Investors should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic investment manager such as the Trading Advisor.

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

Effects of Health Crises and Other Catastrophic Events. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, that result in disrupted markets and/or interrupt the expected course of events, and public response to or fear of such crises or events, may have an adverse effect on the operations of and, where applicable, investments made by the Partnership and the Trading Company. For example, any preventative or protective actions taken by governments in response to such crises or events may result in periods of regional, national or international business disruption. Such actions may significantly disrupt the operations of the Partnership, the Trading Company, the General Partner and the other service providers to the Partnership. Further, the occurrence and duration of such crises or events could adversely affect economies and financial markets either in specific countries or worldwide. The impact of such crises or events could lead to negative consequences for the Partnership, including, without limitation, significant reduction in the Net Asset Value of the Partnership, reduced liquidity of the Partnership’s investments, restrictions on the ability of the Partnership to value its investments and the potential suspension of the calculation of Net Asset Value and the suspension of issues and/or redemptions of Interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of April 2023, May 2023 and June 2023, the Partnership sold Class A Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $250,000, $100,000 and $120,000, respectively. On the first business day of April 2023, May 2023 and June 2023, the Partnership sold Class A Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of April 2023, May 2023 and June 2023, the Partnership sold Class B Series 1 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $40,000 and $0, respectively. On the first business day of January 2023, February 2023 and March 2023, the Partnership sold Class B Series 2 Units, exclusive of non-cash
transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.
(b)    Not applicable.
(c)    Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end

Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash

transfers, during the three months ended June 2023:

	Class A-1 Units	Class A-2 Units	Class B-1 Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2023	$250,909	—	$236,201	—
May 2023	$441,555	—	$138,189	—
June 2023	$1,746,521	—	$47,575	—
TOTAL	$2,438,985	—	$421,965	—
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, the neither the General Partner nor its directors or officers adopted or terminated any Rule

10b5-1

trading arrangement or

non-Rule

10b5-1

trading arrangement (as such terms are defined in Item 408 of Regulation

S-K

of the Securities Act of 1933, as amended).

5
0

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2023.

Man-AHL Diversified I L.P.

(Registrant)

By: Man Investments (USA) Corp.

General Partner

By: /s/ Doug Hamilton

President and Principal Executive Officer

By: /s/ Christopher Guarnotta

Principal Financial Officer

52