Form 10-Q
period 2023-09-30
MAN AHL DIVERSIFIED I LP
filed 2023-11-13
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At September 30, 2023 (unaudited) and December 31, 2022
(b)
For the three month periods ended September 30, 2023 and 2022 (unaudited) and for the nine month periods ended September 30, 2023 and 2022 (unaudited)
(c)
For the nine month periods ended September 30, 2023 and 2022 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023
	(Unaudited)		December 31, 2022
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$94,206,120		$96,568,945
Due from Man-AHL Diversified Trading Company L.P.	70,534		152,440
Total assets	$94,276,654		$96,721,385
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$70,534		$152,440
Management fees payable	231,392		237,511
Servicing fees payable	77,440		79,472
Accrued expenses and other liabilities	246,528		277,215
Total liabilities	625,894		746,638
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at September 30, 2023 and December 31, 2022)	952,866		940,620
Limited Partners - Class A Series 1 (12,056.74 and 12,422.56 units outstanding as at September 30, 2023 and December 31, 2022, respectively)	61,641,911		62,695,988
Limited Partners - Class A Series 2 (717.49 units outstanding as at September 30, 2023 and December 31, 2022)	4,399,624		4,302,440
Limited Partners - Class B Series 1 (5,214.03 and 5,555.22 units outstanding as at September 30, 2023 and December 31, 2022, respectively)	26,656,359		28,035,699
Total partners' capital	93,650,760		95,974,747
Total liabilities and partners' capital	$94,276,654		$96,721,385
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,112.65	*	$5,046.95	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,131.93	*	$5,996.48	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,112.43	*	$5,046.72	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,140,759	$470,484	$3,266,706	$652,108
Other income	4,731	—	4,731	1,221
Brokerage commissions	(35,086)	(23,399)	(91,354)	(73,954)
Interest expense - brokers	(27,765)	(12,885)	(79,427)	(63,119)
Administration fees	(15,575)	(18,239)	(47,511)	(54,383)
Professional fees	(32,669)	(33,013)	(97,970)	(102,909)
Shareholder expenses	(1,322)	(17,262)	(9,170)	(53,809)
Other expenses	(7,235)	(10,070)	(19,563)	(24,503)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	1,025,838	355,616	2,926,442	280,652
PARTNERSHIP EXPENSES:
Management fees	684,770	745,739	2,104,326	2,189,292
Servicing fees	229,156	249,541	704,141	732,986
Professional fees	62,448	46,991	191,566	140,973
Other expenses	98,044	68,236	248,650	179,499
Total partnership expenses	1,074,418	1,110,507	3,248,683	3,242,750
Net investment income/(loss)	(48,580)	(754,891)	(322,241)	(2,962,098)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	87,277	(2,601,501)	(2,599,393)	15,862,896
Net change in unrealized trading appreciation/(depreciation) on securities	10,493	(42,586)	(3,840)	(112,332)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	(1,763,265)	8,684,940	4,177,671	9,027,651
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(1,665,495)	6,040,853	1,574,438	24,778,215
NET INCOME/(LOSS)	$(1,714,075)	$5,285,962	$1,252,197	$21,816,117
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(91.76)	$276.39	$67.71	$1,106.57
CLASS A Series 2	$(89.68)	$285.66	$135.45	$1,337.74
CLASS B Series 1	$(98.55)	$270.68	$56.36	$1,101.93
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	12,276.17	12,692.81	12,540.29	12,841.09
CLASS A Series 2	717.49	749.67	717.49	873.15
CLASS B Series 1	5,310.31	5,776.49	5,426.62	5,842.94

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	12,422.56	$940,620	186.37	$4,302,440	717.49	$28,035,699	5,555.22	$95,974,747	18,881.64
Subscriptions	1,195,000	238.63	—	—	—	—	75,000	15.34	1,270,000	253.97
Redemptions	(3,085,993)	(604.45)	—	—	—	—	(1,760,191)	(356.53)	(4,846,184)	(960.98)
Net income/(loss)	836,916	—	12,246	—	97,184	—	305,851	—	1,252,197	—
PARTNERS’ CAPITAL
September 30, 2023	$61,641,911	12,056.74	$952,866	186.37	$4,399,624	717.49	$26,656,359	5,214.03	$93,650,760	18,174.63
PARTNERS’ CAPITAL
January 1, 2022	$56,257,765	12,777.64	$820,573	186.37	$4,962,742	960.65	$26,133,499	5,935.87	$88,174,579	19,860.53
Subscriptions	1,500,000	292.91	—	—	—	—	312,800	62.29	1,812,800	355.20
Redemptions	(2,433,125)	(465.21)	—		(1,456,766)	(243.16)	(1,259,481)	(247.88)	(5,149,372)	(956.25)
Net income/(loss)	14,005,071	—	204,490	—	1,168,040	—	6,438,516	—	21,816,117	—
PARTNERS’ CAPITAL
September 30, 2022	$69,329,711	12,605.34	$1,025,063	186.37	$4,674,016	717.49	$31,625,334	5,750.28	$106,654,124	19,259.48

* Amounts have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,252,197	$21,816,117
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(319,252)	(825,266)
Sales of investments in Man-AHL Diversified Trading Company L.P.	7,264,863	7,064,563
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(4,500,880)	(25,058,867)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(6,119)	47,301
Increase/(decrease) in servicing fees payable	(2,032)	15,747
Increase/(decrease) in accrued expenses and other liabilities	(30,687)	(5,145)
Net cash provided by/(used in) operating activities	3,658,090	3,054,450
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,270,000	1,812,800
Payments on redemptions (net of change in redemptions payable)	(4,928,090)	(4,867,250)
Net cash provided by/(used in) financing activities	(3,658,090)	(3,054,450)
NET INCREASE/(DECREASE) IN CASH	—	—
CASH - Beginning of period	—	—
CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2023, and the results of its operations for the three and nine month periods ended September 30, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

As at September 30, 2023 and December 31, 2022, the Partnership owned 3,322.54 and 3,571.81 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2023 and December 31, 2022 was 48.33% and 51.38%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2023 and December 31, 2022, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2023 and 2022, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As of September 30, 2023 and 2022, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended September 30, 2023 and 2022.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2023 and 2022. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2023 and 2022.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023			For the three months ended September 30, 2022
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,203.71	$6,221.61	$5,203.48	$5,229.50	$6,174.57	$5,229.28
Income/(loss) from investment operations:
Net investment income/(loss)	(3.38)	14.83	(3.38)	(39.69)	(25.85)	(39.84)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(87.68)	(104.51)	(87.67)	310.22	365.64	310.35
Total income/(loss) from investment operations	(91.06)	(89.68)	(91.05)	270.53	339.79	270.51
Ending net asset value	$5,112.65	$6,131.93	$5,112.43	$5,500.03	$6,514.36	$5,499.79
Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.18%	3.93%	5.20%	4.90%	3.83%	4.92%
Total expenses	5.18%	3.93%	5.20%	4.90%	3.83%	4.92%
Net investment income/(loss)	(0.27)%	0.98%	(0.27)%	(3.05)%	(1.68)%	(3.06)%
Total return[2]:
Total return before incentive fees	(1.75)%	(1.44)%	(1.75)%	5.17%	5.50%	5.17%
Total return after incentive fees	(1.75)%	(1.44)%	(1.75)%	5.17%	5.50%	5.17%

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64
Income/(loss) from investment operations:
Net investment income/(loss)	(19.46)	33.29	(19.04)	(152.61)	(127.46)	(152.85)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	85.16	102.16	84.75	1,249.81	1,475.80	1,250.00
Total income/(loss) from investment operations	65.70	135.45	65.71	1,097.20	1,348.34	1,097.15
Ending net asset value	$5,112.65	$6,131.93	$5,112.43	$5,500.03	$6,514.36	$5,499.79
Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.13%	3.86%	5.14%	5.01%	3.86%	5.02%
Total expenses	5.13%	3.86%	5.14%	5.01%	3.86%	5.02%
Net investment income/(loss)	(0.52)%	0.74%	(0.50)%	(4.11)%	(2.93)%	(4.12)%
Total return[2]:
Total return before incentive fees	1.30%	2.26%	1.30%	24.92%	26.10%	24.92%
Total return after incentive fees	1.30%	2.26%	1.30%	24.92%	26.10%	24.92%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2023, through November 13, 2023, the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $300,000 and limited partner redemptions of $78,442.

The General Partner has evaluated the impact of subsequent events on the Partnership through November 13, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At September 30, 2023 (unaudited) and December 31, 2022
(b)
For the three month periods ended September 30, 2023 and 2022 (unaudited) and for the nine month periods ended September 30, 2023 and 2022 (unaudited)
(c)
For the nine month periods ended September 30, 2023 and 2022 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023
	(Unaudited)		December 31, 2022
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$6,977,569		$4,581,933
Net unrealized trading appreciation on open forward contracts	2,345,797		—
Net unrealized trading appreciation on open swap agreements	—		96,691
Net premiums paid on credit default swap agreements	2,746,067		933,040
Due from brokers	39,308,348		32,548,335
Total equity in trading accounts	51,377,781		38,159,999
Cash and cash equivalents	14,453,416		1,644,483
Investment in securities, at fair value (cost $131,266,341 and $153,517,088 at September 30, 2023 and December 31, 2022, respectively)	131,287,654		153,545,594
Total assets	$197,118,851		$193,350,076
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$479,428		$4,847,514
Net unrealized trading depreciation on open swap agreements	282,501		32,479
Net premiums received on credit default swap agreements	934,509		—
Due to brokers	65,000		—
Redemptions payable to Man-AHL Diversified I L.P.	70,534		152,440
Accrued expenses and other liabilities	358,835		358,319
Total liabilities	2,190,807		5,390,752
PARTNERS' CAPITAL:
Limited Partners (6,874.89 and 6,952.08 units outstanding as at September 30, 2023 and December 31, 2022, respectively)	194,928,044		187,959,324
Total partners’ capital	194,928,044		187,959,324
Total liabilities and partners' capital	$197,118,851		$193,350,076
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$28,353.62	*	$27,036.43	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2023 (Unaudited)			December 31, 2022
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$(609,465)	(0.3)		$791,699	0.4
Currencies	99,514	0.1		(2,395)	(0.0)	*
Energy	446,731	0.2		(135,013)	(0.1)
Indices	(411,082)	(0.2)		(639,802)	(0.3)
Interest Rates	—	—		1,736	0.0	*
Metals	—	—		1,049,240	0.6
Total futures contracts - long	(474,302)	(0.2)		1,065,465	0.6
FUTURES CONTRACTS - Short:
Agricultural	1,313,670	0.7		(47,452)	(0.0)	*
Energy	278,370	0.1		492,469	0.3
Indices	17,629	0.0	*	415,935	0.2
Interest Rates	5,012,722	2.6		2,651,866	1.4
Metals	829,480	0.4		3,650	0.0	*
Total futures contracts - short	7,451,871	3.8		3,516,468	1.9
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$6,977,569	3.6		$4,581,933	2.5
FORWARD CONTRACTS - Long:
Australian dollars	$(370,084)	(0.2)		$353,020	0.2
Brazilian real	(970,560)	(0.5)		(203,217)	(0.1)
Mexican peso	(298,722)	(0.2)		1,078,891	0.6
New Zealand dollars	249,953	0.1		(18,417)	(0.0)	*
South African rand	(574,915)	(0.3)		141,562	0.1
South Korean won	(350,722)	(0.2)		503,483	0.3
U.K. pound	(582,689)	(0.3)		(161,510)	(0.1)
Other	(8,242,685)	(4.2)		4,725,008	2.4
Total long forward contracts vs US Dollar	(11,140,424)	(5.8)		6,418,820	3.4
FORWARD CONTRACTS - Short:
Australian dollars	1,633,870	0.8		(1,062,676)	(0.6)
Brazilian real	325,318	0.2		(118,003)	(0.1)
Mexican peso	(51,429)	(0.0)	*	(154,635)	(0.1)
New Zealand dollars	(169,359)	(0.1)		(6,654)	(0.0)	*
South African rand	(43,629)	(0.0)	*	(193,270)	(0.1)
South Korean won	1,334,601	0.7		(1,664,169)	(0.9)
U.K. pound	240,420	0.1		(2,907)	(0.0)	*
Other	11,931,167	6.1		(6,137,521)	(3.2)
Total short forward contracts vs US Dollar	15,200,959	7.8		(9,339,835)	(5.0)
Forward contracts - Cross currencies	(1,714,738)	(0.9)		(1,702,831)	(0.9)
Forward contracts - Metal non US Dollar	(479,428)	(0.2)		(223,668)	(0.1)
	(2,194,166)	(1.1)		(1,926,499)	(1.0)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$1,866,369	0.9		$(4,847,514)	(2.6)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2023 (Unaudited)			December 31, 2022
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received -$934,509 and $nil, as of September 30, 2023 and December 31, 2022, respectively)		$(16,527)	(0.0)	*	$—	—
Total swap agreements - long		(16,527)	(0.0)	*	—	—
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $2,746,067 and $933,040, and upfront premiums received $nil and $nil, as of September 30, 2023 and December 31, 2022, respectively)		(265,974)	(0.1)		64,212	0.0	*
Total swap agreements - short		(265,974)	(0.1)		64,212	0.0	*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(282,501)	(0.1)		$64,212	0.0	*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$8,561,437	4.4		$(201,369)	(0.1)
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/26/23	40,000,000	$—	—		$39,905,086	21.2
United States Treasury Bill 0% 05/18/23	35,000,000	—	—		34,412,237	18.4
United States Treasury Bill 0% 01/19/23	40,000,000	—	—		39,935,666	21.2
United States Treasury Bill 0% 05/25/23	40,000,000	—	—		39,292,605	20.9
United States Treasury Bill 0% 10/26/23	40,000,000	39,859,236	20.4		—	—
United States Treasury Bill 0% 11/09/23	35,000,000	34,804,656	17.9		—	—
United States Treasury Bill 0% 11/16/23	57,000,000	56,623,762	29.1		—	—
Total U.S. government securities - long		131,287,654	67.4		153,545,594	81.7
TOTAL INVESTMENT IN SECURITIES (COST $131,266,341 and $153,517,088 at September 30, 2023 and December 31, 2022, respectively)		$131,287,654	67.4		$153,545,594	81.7

* A zero balance may reflect amounts rounding to less than 0.05%

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest income	$2,352,724	$900,334	$6,616,562	$1,234,525
Other income	9,785	—	9,785	2,155
Total investment income	2,362,509	900,334	6,626,347	1,236,680
EXPENSES
Brokerage commissions	72,352	44,768	185,320	135,935
Interest expense - brokers	57,268	24,624	160,937	114,991
Administration fees	32,118	34,867	96,131	100,299
Professional fees	67,374	63,114	198,304	189,342
Shareholder expenses	2,727	33,000	18,272	99,000
Other expenses	14,919	19,269	39,626	45,334
Total expenses	246,758	219,642	698,590	684,901
Net investment income/(loss)	2,115,751	680,692	5,927,757	551,779
NET REALIZED GAINS/LOSSES AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	191,030	(4,954,435)	(5,176,867)	28,802,697
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(196,561)	(17,757)	(379,932)	(112,612)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	21,640	(81,426)	(7,193)	(206,591)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	(3,405,103)	16,711,782	8,762,806	16,947,643
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(3,388,994)	11,658,164	3,198,814	45,431,137
NET INCOME/(LOSS)	$(1,273,243)	$12,338,856	$9,126,571	$45,982,916
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(182.73)	$1,746.11	$1,295.44	$6,545.50
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,967.99	7,066.49	7,045.15	7,025.12

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Limited Partners		General Partner		Total
	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS' CAPITAL - January 1, 2023	$187,959,324	6,952.08	$—	—	$187,959,324	6,952.08
Subscriptions	6,667,565	244.50	—	—	6,667,565	244.50
Redemptions	(8,825,416)	(321.69)	—	—	(8,825,416)	(321.69)
Net income/(loss)	9,126,571	—	—	—	9,126,571	—
PARTNERS' CAPITAL - September 30, 2023	$194,928,044	6,874.89	$—	—	$194,928,044	6,874.89
PARTNERS' CAPITAL - January 1, 2022	$155,269,603	6,877.47	$—	—	$155,269,603	6,877.47
Subscriptions	12,651,852	494.87	—	—	12,651,852	494.87
Redemptions	(8,125,415)	(308.93)	—	—	(8,125,415)	(308.93)
Net income/(loss)	45,982,916	—	—	—	45,982,916	—
PARTNERS' CAPITAL - September 30, 2022	$205,778,956	7,063.41	$—	—	$205,778,956	7,063.41

* Amounts have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$9,126,571	$45,982,916
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	(213,035,109)	(302,982,576)
Amortization of premium/accretion of discount on securities	(5,057,665)	(1,054,354)
Sales of investments in securities	240,343,521	269,961,920
Net change in unrealized trading (appreciation)/depreciation on investments in securities	7,193	206,591
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(8,762,806)	(16,947,643)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(623,316)	(2,529,508)
(Increase)/decrease in net premiums paid on credit default swap agreements	(1,813,027)	16,821,009
Increase/(decrease) in net premiums received on credit default swap agreements	934,509	(9,735,522)
Increase/(decrease) in due to brokers	65,000	4,226,539
Increase/(decrease) in accrued expenses and other liabilities	516	68,445
Net cash provided by/(used in) operating activities	21,185,387	4,017,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	6,667,565	12,651,852
Payments on redemptions (net of change in redemptions payable)	(8,907,322)	(7,607,695)
Net cash provided by/(used in) financing activities	(2,239,757)	5,044,157
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,945,630	9,061,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	34,192,818	25,743,967
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$53,138,448	$34,805,941
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$160,937	$114,991

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2023, and the results of its operations for the three and nine month periods ended September 30, 2023 and 2022. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Due from Brokers — Due from brokers may consist of balances due from Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

	September 30, 2023	December 31, 2022	September 30, 2022
As at September 30, 2023, December 31, 2022 and September 30, 2022, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$14,453,416	$1,644,483	$25,050,603
Due from brokers	38,685,032	32,548,335	9,755,338
Total cash, cash equivalents and restricted cash	$53,138,448	$34,192,818	$34,805,941

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of September 30, 2023. The amount included in due to brokers on the Statements of Financial Condition is $65,000 and $0 as of September 30, 2023 and December 31, 2022, respectively.

Revenue recognition — Income and expenses are recognized on an accrual basis in the period in which they are incurred.

Realized gains and losses from periodic payments and settlements and unrealized changes in fair values are included in realized gains/(losses) and change in unrealized appreciation/(depreciation) on contracts/agreements, respectively, in the Statements of Operations. All trading activities are accounted for on a trade-date basis. The cost of securities sold is accounted for on a first in first out basis.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2023 and December 31, 2022, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2023, the Trading Company held foreign cash balances of $95 with a cost of $97, which are included in cash and cash equivalents. As of December 31, 2022, the Trading Company held foreign cash balances totaling $364,848 with a cost of $352,306, which are included in cash and cash equivalents. As of September 30, 2023 and December 31, 2022, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2023 and 2022. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2023 and 2022.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2023 and December 31, 2022.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2023 and 2022.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2023 and December 31, 2022, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of September 30, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$131,287,654	$—	$131,287,654	$—
Futures contracts	8,810,190	8,810,190	—	—
Forward contracts	25,825,405	—	25,825,405	—
Swap agreements*	50,229	—	50,229	—
Total Assets	165,973,478	8,810,190	157,163,288	—
Liabilities
Futures contracts	(1,832,621)	(1,832,621)	—	—
Forward contracts	(23,959,036)	—	(23,959,036)	—
Swap agreements*	(332,730)	—	(332,730)	—
Total Liabilities	(26,124,387)	(1,832,621)	(24,291,766)	—
Net Fair Value	$139,849,091	$6,977,569	$132,871,522	$—

	Fair Value Measurements
Investments	As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$153,545,594	$—	$153,545,594	$—
Futures contracts	5,759,519	5,759,519	—	—
Forward contracts	17,186,700	—	17,186,700	—
Swap agreements*	96,691	—	96,691	—
Total Assets	176,588,504	5,759,519	170,828,985	—
Liabilities
Futures contracts	(1,177,586)	(1,177,586)	—	—
Forward contracts	(22,034,214)	—	(22,034,214)	—
Swap agreements*	(32,479)	—	(32,479)	—
Total Liabilities	(23,244,279)	(1,177,586)	(22,066,693)	—
Net Fair Value	$153,344,225	$4,581,933	$148,762,292	$—

* The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2023 or 2022 based on the levels assigned at December 31, 2022 or 2021.
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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As of the period ended September 30, 2023, the Trading Company does not hold any open interest rate swap agreements.

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

These periodic payments received or made under swap agreements by the Trading Company are included in net realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. When the swap is terminated, the Trading Company will record a realized gain/(loss) equal to the difference between the proceeds from (or cost of) closing the transaction and the Trading Company’s basis in the contract, if any.

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

As of September 30, 2023 and December 31, 2022, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2023		December 31, 2022
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$—	$—	$42,871	$115,000,000
101-250	—	—	—	—
251-350	—	—	—	—
351-450	—	—	—	—
450+	(52,556)	10,000,000	21,341	20,000,000
Total	$(52,556)	$10,000,000	$64,212	$135,000,000

	September 30, 2023		December 31, 2022
	Greater than 5 years		Greater than 5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(203,694)	$150,000,000	$—	$—
101-250	—	—	—	—
251-350	—	—	—	—
351-450	16,769	20,000,000	—	—
450+	(26,493)	5,000,000	—	—
Total	$(213,418)	$175,000,000	$—	$—

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2023 and December 31, 2022, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and nine months ended September 30, 2023 and 2022, the Trading Company traded the following derivative contracts:

	For the three months ended September 30,		For the nine months ended September 30,
Number of contracts traded/settled	2023	2022	2023	2022
Exchange-traded futures contracts	35,973	22,450	87,622	66,799
Forward contracts	38,013	25,539	98,361	72,776
Swap agreements	413	412	1,042	1,224

As of September 30, 2023 and December 31, 2022, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	September 30, 2023	December 31, 2022
Exchange-traded futures contracts	$1,141,793,937	$620,511,782
Forward contracts	$4,157,913,137	$1,861,553,131
Swap agreements	$250,000,000	$135,000,000

The trading activity of open future, forward and swap contracts as of September 30, 2023 and 2022 is indicative of the trading activity throughout the three and nine month periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed on the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2023 and December 31, 2022, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2023 and December 31, 2022, may differ from the net liability amounts recorded as of September 30, 2023 and December 31, 2022, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2023 and December 31, 2022, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	September 30, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$25,385,151	Gross unrealized trading depreciation on open forward contracts	$(23,039,354)
Metals		440,254		(919,682)
Total open forward contracts		25,825,405		(23,959,036)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,346,668	Gross unrealized trading depreciation on open futures contracts	(642,463)
Currencies		99,514		—
Energy		1,009,240		(284,139)
Indices		400,523		(793,976)
Interest rates		5,110,740		(98,018)
Metals		843,505		(14,025)
Total open futures contracts		8,810,190		(1,832,621)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	50,229	Gross unrealized trading depreciation on open swap agreements	(332,730)
Total open swap agreements		50,229		(332,730)
Total Derivatives		$34,685,824		$(26,124,387)

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$17,050,115	Gross unrealized trading depreciation on open forward contracts	$(21,673,961)
Metals		136,585		(360,253)
Total open forward contracts		17,186,700		(22,034,214)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	859,862	Gross unrealized trading depreciation on open futures contracts	(115,615)
Currencies		—		(2,395)
Energy		615,290		(257,834)
Indices		536,912		(760,779)
Interest rates		2,694,565		(40,963)
Metals		1,052,890		—
Total open futures contracts		5,759,519		(1,177,586)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	96,691	Gross unrealized trading depreciation on open swap agreements	(32,479)
Total open swap agreements		96,691		(32,479)
Total Derivatives		$23,042,910		$(23,244,279)

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$(44,276)	$1,643,404	$5,347,360	$7,358,251
Metals	56,836	(487,068)	134,472	2,258,376
Net realized trading gains/(losses) on closed contracts/agreements	$12,560	$1,156,336	$5,481,832	$9,616,627
Currencies	$(1,204,920)	$7,906,788	$6,969,643	$7,405,048
Metals	(878,476)	775,652	(255,760)	(246,490)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(2,083,396)	$8,682,440	$6,713,883	$7,158,558
Futures contracts
Agricultural	$2,543,607	$(2,529,744)	$3,689,336	$736,565
Currencies	(3,719)	508,502	(173,552)	848,576
Energy	3,435,105	(4,446,260)	(802,085)	11,342,323
Indices	(6,333,257)	(1,994,832)	(6,673,249)	(9,589,307)
Interest rates	4,063,141	3,823,286	(2,131,851)	17,801,960
Metals	(4,056,127)	1,923,992	(6,301,304)	70,982
Net realized trading gains/(losses) on closed contracts/agreements	$(351,250)	$(2,715,056)	$(12,392,705)	$21,211,099
Agricultural	$(793,974)	$(355,739)	$(40,042)	$(642,686)
Currencies	100,463	291	101,909	206,081
Energy	946,452	1,896,238	367,645	113,341
Indices	(1,955,364)	1,675,007	(169,586)	1,709,292
Interest rates	591,138	5,184,206	2,359,120	7,296,810
Metals	644,137	(219,514)	(223,410)	1,590,301
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(467,148)	$8,180,489	$2,395,636	$10,273,139
Swap agreements
Credit default swaps	$663,081	$(3,061,668)	$1,742,556	$(1,690,062)
Net realized trading gains/(losses) on closed contracts/agreements	$663,081	$(3,061,668)	$1,742,556	$(1,690,062)
Credit default swaps	$(854,559)	$(151,147)	$(346,713)	$(484,054)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(854,559)	$(151,147)	$(346,713)	$(484,054)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2023 and December 31, 2022, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$4,626,053	$(452,166)	$4,173,887	$—	$—	$4,173,887
Goldman Sachs	1,933,242	(510,656)	1,422,586	—	—	1,422,586
JPMorgan Chase	2,250,895	(869,799)	1,381,096	—	—	1,381,096
Total open futures contracts	$8,810,190	$(1,832,621)	$6,977,569	$—	$—	$6,977,569
Open forward contracts
Citigroup	$1,619,839	$(1,367,107)	$252,732	$—	$—	$252,732
HSBC	14,872,177	(13,591,877)	1,280,300	—	—	1,280,300
JPMorgan Chase	440,254	(440,254)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	8,893,135	(8,080,370)	812,765	—	—	812,765
Total open forward contracts	$25,825,405	$(23,479,608)	$2,345,797	$—	$—	$2,345,797
Open swap agreements
Barclays	$2,977	$(2,977)	$—	$—	$—	$—
Goldman Sachs	19,623	(19,623)	—	—	—	—
JPMorgan Chase	27,629	(27,629)	—	—	—	—
Total open swap agreements	$50,229	$(50,229)	$—	$—	$—	$—
As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,281,547	$(320,820)	$1,960,727	$—	$—	$1,960,727
Goldman Sachs	1,354,065	(417,312)	936,753	—	—	936,753
JPMorgan Chase	2,123,907	(439,454)	1,684,453	—	—	1,684,453
Total open futures contracts	$5,759,519	$(1,177,586)	$4,581,933	$—	$—	$4,581,933
Open forward contracts
Citigroup	$3,410,867	$(3,410,867)	$—	$—	$—	$—
HSBC	5,456,419	(5,456,419)	—	—	—	—
JPMorgan Chase	136,585	(136,585)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	8,182,829	(8,182,829)	—	—	—	—
Total open forward contracts	$17,186,700	$(17,186,700)	$—	$—	$—	$—
Open swap agreements
Goldman Sachs	$96,691	$—	$96,691	$—	$—	$96,691
Total open swap agreements	$96,691	$—	$96,691	$—	$—	$96,691

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$452,166	$(452,166)	$—	$—	$—	$—
Goldman Sachs	510,656	(510,656)	—	—	—	—
JPMorgan Chase	869,799	(869,799)	—	—	—	—
Total open futures contracts	$1,832,621	$(1,832,621)	$—	$—	$—	$—
Open forward contracts
Citigroup	$1,367,107	$(1,367,107)	$—	$—	$—	$—
HSBC	13,591,877	(13,591,877)	—	—	—	—
JPMorgan Chase	919,682	(440,254)	479,428	—	(479,428)	—
Natwest f/k/a Royal Bank of Scotland	8,080,370	(8,080,370)	—	—	—	—
Total open forward contracts	$23,959,036	$(23,479,608)	$479,428	$—	$(479,428)	$—
Open swap agreements
Barclays	$60,451	$(2,977)	$57,474	$—	$(57,474)	$—
Goldman Sachs	193,229	(19,623)	173,606	—	(173,606)	—
JPMorgan Chase	79,050	(27,629)	51,421	—	(51,421)	—
Total open swap agreements	$332,730	$(50,229)	$282,501	$—	$(282,501)	$—
As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$320,820	$(320,820)	$—	$—	$—	$—
Goldman Sachs	417,312	(417,312)	—	—	—	—
JPMorgan Chase	439,454	(439,454)	—	—	—	—
Total open futures contracts	$1,177,586	$(1,177,586)	$—	$—	$—	$—
Open forward contracts
Citigroup	$4,326,434	$(3,410,867)	$915,567	$—	$(915,567)	$—
HSBC	7,470,117	(5,456,419)	2,013,698	—	(2,013,698)	—
JPMorgan Chase	360,253	(136,585)	223,668	—	(223,668)	—
Natwest f/k/a Royal Bank of Scotland	9,877,410	(8,182,829)	1,694,581	—	(1,694,581)	—
Total open forward contracts	$22,034,214	$(17,186,700)	$4,847,514	$—	$(4,847,514)	$—
Open swap agreements
Barclays	$19,449	$—	$19,449	$—	$(19,449)	$—
JPMorgan Chase	13,030	—	13,030	—	(13,030)	—
Total open swap agreements	$32,479	$—	$32,479	$—	$(32,479)	$—

Only the amount of the collateral up to the net amount of liabilities presented on the Statements of Financial Condition is disclosed above. The table below lists additional amounts of collateral pledged:

Additional Collateral Pledged
As of September 30, 2023
Open futures contracts
Bank of America Merrill Lynch	$7,720,733
Open futures contracts and swap agreements
Goldman Sachs	$8,935,140
Open forward contracts
Citigroup	$842,458
HSBC	$4,844,710
Natwest f/k/a Royal Bank of Scotland	$3,679,453
Open futures, forward and swap agreements
JPMorgan Chase	$8,676,428
Open swap agreements
Barclays	$3,224,181
Total additional collateral pledged	$37,923,103
As of December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$3,217,051
Open futures contracts and swap agreements
Goldman Sachs	$8,559,755
Open forward contracts
Citigroup	$1,255,091
HSBC	$3,141,084
Natwest f/k/a Royal Bank of Scotland	$3,056,874
Open futures, forward and swap agreements
JPMorgan Chase	$5,753,382
Open swap agreements
Barclays	$2,685,105
Total additional collateral pledged	$27,668,342

6. FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Per unit operating performance:
Beginning net asset value	$28,520.44	$27,397.28	$27,036.43	$22,576.55
Income/(loss) from investment operations:
Net investment income/(loss)	303.99	96.42	844.83	78.97
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	(470.81)	1,639.39	472.36	6,477.57
Total income/(loss) from investment operations	(166.82)	1,735.81	1,317.19	6,556.54
Ending net asset value	$28,353.62	$29,133.09	$28,353.62	$29,133.09
Ratios to average partners' capital[1]:
Expenses	0.51%	0.45%	0.48%	0.51%
Net investment income/(loss)	4.36%	1.41%	4.11%	0.41%
Total return[2]	(0.58)%	6.34%	4.87%	29.04%

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

In preparing the Trading Company’s Statement of Cash Flows for the quarter ended September 30, 2023, the Trading Company made appropriate revisions to its Statements of Cash Flows for comparable prior periods presented. Such changes are reflected for the year ended December 31, 2022 and quarter ended September 30, 2022, included in these financial statements, and will also be reflected in the historical periods included in the Trading Company’s subsequent quarterly and annual financial statements during 2023.

The impact to the Statements of Cash Flows previously filed in Quarterly Report on Form 10-Q and Annual Report on Form 10-K is as follows:

	For the year ended December 31, 2022
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	$(12,920,373)	$—	$12,920,373
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	1,644,483	1,644,483	—
Cash and cash equivalents - restricted	—	32,548,335	32,548,335
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the year	1,644,483	34,192,818	32,548,335
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the year	$6,116,005	$25,743,967	$19,627,962

	For the nine months ended September 30, 2022
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	$13,890,441	$4,017,817	$(9,872,624)
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	25,050,603	25,050,603	—
Cash and cash equivalents - restricted	—	9,755,338	9,755,338
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the period	25,050,603	34,805,941	9,755,338
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the period	$6,116,005	$25,743,967	$19,627,962

9. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2023 through November 13, 2023, the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $750,000.50, and limited partner redemptions of $2,455,739.06.

The General Partner has evaluated the impact of subsequent events on the Trading Company through November 13, 2023, the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 28, 2023 except an immaterial presentation change as noted within Footnote 8 of the Trading Company's Financial Statements.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2023. The Partnership’s capitalization was $ 93,650,760 as of September 30, 2023. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,781,468.76	1.90%
Bonds	$2,678,522.77	2.86%
Credit	$2,727,841.55	2.91%
Currencies	$5,854,883.32	6.25%
Energy	$1,942,880.84	2.07%
Interest rates	$958,335.11	1.02%
Metals	$1,936,692.28	2.07%
Stock indices	$3,274,069.12	3.50%
Total	$21,154,693.75	22.59%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2023:

30-September-23
Ending Equity	$93,650,760

Nine months ended September 30, 2023:

Net assets decreased $2,323,987 for the nine months ended September 30, 2023. This decrease was attributable to subscriptions in the amount of $ 1,270,000, redemptions in the amount of $4,846,184 and a net gain from operations of $ 1,252,197.

Management Fees of $ 2,104,326 and servicing fees of $ 704,141 were paid or accrued, and interest of $3,266,706 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2023.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2023 were $ 785,211.

Three months ended September 30, 2023:

Net assets decreased $ 2,780,826 for the three months ended September 30, 2023. This decrease was attributable to subscriptions in the amount of $ 60,000, redemptions in the amount of $1,126,751 and a net loss from operations of $ 1,714,075.

Management Fees of $ 684,770 and servicing fees of $ 229,156 were paid or accrued, and interest of $1,140,759 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2023.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2023 were $280,144.

July was positive for the Partnership’s risk assets, with key US indices delivering their fifth successive positive month. The Partnership posted negative returns net of fees with losses in FX, fixed-income and metals and gains from energies, stocks, and credit. Currencies detracted the most in July. Shorts in the Japanese yen against US dollar, Australian dollar and Euro crosses were the main culprits as the currency advanced. In general, long US dollar crosses such as those against the Swiss franc and South Korean won caused pain, while short crosses against commodity currencies such as the Mexican and Colombian pesos generated gains. Fixed income trading also generated losses in aggregate. Long in the Italian 10yr bond detracted the most while shorts in US and Canadian instruments, on the other hand, attributed positively. Commodity markets were more mixed. Metals trading generated losses, with

Aluminum in particular bouncing off a multi-month low. Trading in agricultural was flat, with gains from long cocoa positions offsetting losses from short corn. Energies represented the sole bright spot as longs in the crude complex generated gains for the Partnership. Risk-on sentiment provided a tailwind to the Partnership’s long credit positions, most notably in investment-grade European names. Equities nudged into the black with gains from longs in the S&P500, Italian and Taiwanese indices overcoming losses from shorts in the Hang Seng and H-Shares index.

In August, the Partnership generated a negative return net of fees with losses from trading in equities, credit, and commodities, and gains from currencies. The Partnership registered a loss trading the S&P 500 index. Additionally, shorts in the MSCI Singapore and MSCI EM indices generated losses. Long credit positions in Europe across both investment grade and high-yield names, implemented via short CDS indices, also lost out. Commodity trading proved difficult, being most acutely observed in metals where silver positioning whipsawed, while US natural gas prices were also volatile. By contrast, gains were made in agricultural through cocoa longs and wheat shorts. Trading in fixed income was flat, although this masks considerable intra-month volatility. Dominantly short positioning was beneficial in the first half of the month, most notably in long-dated US treasuries which, despite losing out in the last week, remained beneficial overall. Positioning in Italian 10-year government bond futures, on the other hand, was long at the start of the month, and was wrongfooted by stubbornly resilient inflation data in Europe. Currency trading was beneficial, particularly from pairs featuring a long US dollar position. The Australian dollar, specifically, fell relative to the US dollar, generating gains for the Partnership; however, a long position in the Brazilian real lost.

In September, the Partnership generated a positive return net of fees, driven by fixed income and energy positions. The Partnership’s short positions in fixed income, particularly in longer-dated US bonds and Italian bonds were profitable. A short in 3-month Sonia was the sole detractor. Commodity gains were dominated by long oil positions, both Brent and WTI crude. Metals was slightly lower as losses in aluminum and zinc shorts outweighed gains short nickel positions. Within agricultural, long sugar positions generated a gain while long cocoa lost out. Overall, trading in currencies finished in the black, but attributions were mixed. The Partnership saw gains in the Partnership’s short Swiss Franc position against the US dollar and offsetting losses from long positions in Sterling against the Japanese Yen and the Australian and US Dollars. Trading in both equities and credit dipped into the red. Longs in the Taiwan MSCI index lost out against prevailing bearishness, while shorts in the MSCI EM and Hang Seng indices gained. Long credit positions generated losses.

Three months ended June 30, 2023:

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

In May, the Partnership generated a positive return net of fees with gains generated across all asset classes. The Partnership’s FX trading turned in the strongest performance over the month, most notably long US Dollar crosses as markets perceived possibly more rate rises from the Fed. The Chinese renminbi and Norwegian krone were standouts, while a trade in the Euro against the US dollar lost out as the position flipped from long to short. Within the Partnership’s commodities trading, all three sub-components were beneficial. Prices across the soy complex fell, benefitting the Partnership’s short positioning, while a long sugar position lost out as prices fell. Energies notched up a small gain in aggregate, benefitting from a US natural gas short. Within metals, long precious positions detracted from the Partnership’s returns. Trading in fixed income was also profitable for the Partnership, most notably from shorts in 3m Sonia and UK Gilts. European bonds, on the other hand, rallied sharply, leading to losses from a short Italian government bond position. Equities trading also added to the Partnership’s positive returns. Long positions in the Nikkei were the most profitable, and the Partnership’s position in the Taiwan MSCI outperformed expectations. The Partnership’s credit trading was flat for May.

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

In February, the Partnership generated a positive return, net of fees, with positive attributions from fixed income and FX, and losses from commodities, stocks and credit. Expectations that the U.S. Federal Reserve (the “Fed”) might have more scope to raise rates contributed to a broad sell-off in fixed income instruments, particularly at the short end of the curve. This benefitted the aggregate short positioning in the Partnership, but the greatest beneficiaries were US instruments at the 3m, 2y, and 5-year points. A long position in the UK 10yr gilts, on the other hand, generated a loss. Trading in currencies generated a positive return on the month. The Partnership produced a gain from long US Dollar currency crosses as the US dollar rose on greater expectations of further rate rises from the Fed. Top performers were the Swiss franc and Israeli shekel. Short dollar positions against the Euro and Singapore dollar, on the other hand, lost out. Returns from equities dipped into the red, led by long positions in the Australian SPI 200 and MSCI Emerging Markets indices. Trading in credit fared similarly, with losses in US CDS indices overcoming smaller gains in European indices. Losses in commodities were driven by metals, most notably longs in precious metals, and particularly gold which turned tail, losing 5% in February after three successive winning months. Losses from generally short positions in the oil complex led to an overall negative return in energies. Gains were generated in agricultural trading, however, led by a short in wheat whose price fell for the fifth straight month amid news of changes in Russian and Ukrainian supply, as well as improved forecasts for the US crop.

In March, losses were driven by fixed income, equities, and credit positions. A decline of 61bp on 13th of March for US 2-year Treasury yields was the largest decline in over 40 years, was against the prevailing price trend, and was detrimental to a short in the instrument and indeed all other tenors of US treasuries traded by the Partnership. Canadian bonds and the US 5yr treasury generated losses in fixed income trading as all markets were contributed negatively on the month. A long position in the FTSE 100 as well as a short in the Australian SPI 200 detracted the most from an equity standpoint. Risk-on positions in CDS indices also were hurt among the seeming flight-to-safety, with European and US investment grade companies most clearly in the crosshairs. Commodities trading was relatively unscathed by the crisis in financial markets. A silver position generated a loss as it flipped from short to long as precious metals seemingly benefitted from a flight-to-quality effect. Prices of EUA carbon emissions, on the other hand, fell along with risk assets, generating losses for the Partnership’s long position. Sugar trading was beneficial, however, as prices hit a 10-year high, possibly driven in part by declining crop yields resulting from poor weather and a ban on pesticides. Currency trading was mixed, dipping into the red overall. Short positions in safe-haven currencies such as the Swiss franc and Japanese yen generated losses in the flight-to-quality episode. Winning trades exhibited less of a clear pattern; long Euro against the Norwegian krone as well as a long Chilean peso against the US dollar generated a modest gain.

Periods Ended September 30, 2022:

30-September-22
Ending Equity	$106,654,124

Nine months ended September 30, 2022:

Net assets increased $18,479,545 for the nine months ended September 30, 2022. This increase was attributable to subscriptions in the amount of $1,812,800, redemptions in the amount of $(5,149,372) and a net gain from operations of $21,816,117

Management fees of $2,189,292 and servicing fees of $732,986 were paid or accrued, and interest of $652,108 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended September 30, 2022.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2022 were $693,149.

Three months ended September 30, 2022:

Net assets increased $5,496,481 for the three months ended September 30, 2022. This increase was attributable to subscriptions in the amount of $1,763,800, redemptions in the amount of $(1,553,281) and a net gain from operations of $5,285,962.

Management Fees of $745,739 and servicing fees of $249,541 were paid or accrued, and interest of $470,484 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2022.

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

The Partnership ended September with positive returns net of fees, with gains from fixed income, currency and equities, and a loss from commodities. In fixed income trading, the Partnership’s short positioning across the maturity spectrum brought in positive returns, with gains in interest-rates - SOFR and SONIA - and US Treasury bond futures contracts across the curve. The top performing bond futures position was a short in 10-year Gilts. Losses were incurred from a long Japanese 10yr Bond position. In currency trading, a number of the Partnership’s short positions against the US dollar were beneficial, most notably in the South Korean won and the Euro. Losses were incurred from a long in the Brazilian real, however, as the currency retreated from gains in July and August. Trading in equities was profitable in aggregate. Shorts in the MSCI EM and Asian indices were star performers, with the Korean Kospi, for example, falling almost 13%. A short in the VIX index generated offsetting losses. The Partnership’s mixed positioning in credit trading generated a loss, particularly in higher yielding indices. Commodities also generated a loss for the Partnership overall amidst a backdrop of falling commodity prices and a strengthening US dollar. Energies trading dipped into the red, driven predominantly by a long US natural gas position. Losses in agricultural were driven by longs in coffee and soybeans. Metals positioning, however, had been net short since early summer and is now uniformly short. Top gainers this month were gold and aluminum while silver detracted.

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

Three months ended March 31, 2022:

The Partnership started the year down, as gains from long energies, long agricultural, and short bonds were broadly offset by losses from long credit and equity positions. The Partnership entered the new year with net long positions in equities and credit, which struggled against a bearish market. On the equity side, the rotation from growth to value compounded losses for long positions in S&P 500 and NASDAQ indices, and the Partnership posted losses in the Australian SPI 200 as well. Gains were seen in short FTSE China A50 index positions. Losses were also incurred from long credit positions, most notably in US 5-year investment-grade and European high-yield indices. Currency trading was mixed, just dipping into the red in aggregate. The US dollar rose in a broadly risk-off environment, which hurt the Partnership’s long positions against the US dollar such as the Colombian peso and UK sterling, while a long in the Brazilian real and a short in the Korean won fared best. In the fixed income markets, benchmark US 10-year Treasuries rose around 30bp, and yields generally rose at all maturities, benefiting the Partnership’s short positioning across the curve, with top performers being in the US, from overnight-rates out to 10y. Long positions in German 2-year and Japanese 10-year bonds struggled, however, and generated losses. In the commodities market, the price of oil went up, and Brent futures reached seven-year highs of $90 a barrel. This increase had a positive result for the Partnership’s long positions in the oil complex, most notably heating and gas oil. Longs in agricultural commodities were also beneficial, particularly soybeans and soyoil. Precious metals generated losses, however, with gold failing to find a clear direction in the New Year.

In February, the Partnership ultimately finished up with gains from commodities and fixed income being slightly offset by losses in FX. Against the backdrop of warfare between Russia and Ukraine, commodity prices almost uniformly drove higher. The oil complex saw gains for the Partnership, alongside soybean and corn positions. Metals performance was more nuanced with longs in gold and aluminum beneficial but a similar position in silver detracted. The Partnership entered February short most fixed income instruments across maturities. This proved beneficial overall; the top performer was in 10-year Italian government bonds, while a long position in 2-year German bonds lost out. The Partnership’s losses in equities were driven by shorts in the Singapore MSCI and longs in the S&P TSX 60 indices, which were not offset by gains made in short positions in China’s H-shares index. The Partnership’s credit positions were positive; a position in European 5-year iTraxx CDS index was the top performer, flipping from short to long protection mid-month, and benefiting from risk-off sentiment. FX trading saw losses overall on volatile FX rates. Several pairs saw losses, with shorts in the New Zealand dollar and Euro against the US dollar faring worst, although longs in commodity currencies such as the Brazilian real, also against the US dollar, performed well.

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

For regulatory purposes, exchange initial margin requirements have been used by the Partnership as the measure of its Value at Risk. For trading and internal risk monitoring purposes, a different approach based on simulated market movements is used. Initial margin requirements include a credit risk factor and a maintenance margin factor and thus overstate the maximum one-day loss reflected by the maintenance margin requirement by the amount of the credit risk factor used in setting initial margin requirements. Maintenance margin requirements are set by dealers, exchanges and OTC counterparties to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers, exchanges and OTC counterparties using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2023. As of September 30, 2023, the Partnership’s average quarter-end capitalization was $92,048,329.

Quarter-Ended September 30, 2023
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,501,371.21	1.63%	$1,781,468.76	$1,257,819.31
Bonds	$1,871,238.32	2.03%	$2,678,522.77	$566,546.13
Credit	$3,376,634.27	3.67%	$6,013,854.07	$1,388,207.20
Currencies	$5,552,612.42	6.03%	$6,690,934.16	$4,112,019.77
Energies	$1,139,613.45	1.24%	$1,942,880.84	$561,751.38
Interest rates	$749,516.74	0.81%	$1,095,323.61	$194,891.49
Metals	$1,358,221.54	1.48%	$1,936,692.28	$848,112.84
Stock indices	$3,395,479.09	3.69%	$4,064,685.25	$2,847,682.91
Total*	$18,944,687.04	20.58%	$26,204,361.74	$11,777,031.03

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2023. Average capitalization is the Partnership’s average quarter-end capitalization for the nine months ended September 30, 2023.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2023, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, the United States, Italy, Australia, and France. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2023, the Partnership’s primary currency exposures were in the U.S. Dollar versus the South Korean Won, Swiss Franc, Euro and Australian Dollar, as well as in the Australian Dollar versus the Japanese Yen.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of September 30, 2023, the Partnership’s primary exposures were in the Hang Seng Index, H-shares Index, FTSE100 China A50 Index, MSCI Emerging Market Index and Tokyo Stock Exchange. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2023, the Partnership’s primary metals market exposures were in Gold, Copper, Silver and Nickel.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, Cocoa, Coffee and Wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2023.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2023, the main exposures were in Crude Oil, US Natural Gas, Gas Oil and Heating Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2023.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. On the first business day of July 2023, August 2023 and September 2023, the Partnership sold Class A Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $25,000 and $0, respectively. On the first business day of July 2023, August 2023 and September 2023, the Partnership sold Class A Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. On the first business day of July 2023, August 2023 and September 2023, the Partnership sold Class B Series 1 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $35,000, respectively. On the first business day of July 2023, August 2023 and September 2023, the Partnership sold Class B Series 2 Units, exclusive of non-cash transfers, to existing and new Limited Partners in the amount of $0, $0 and $0, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.
(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2023:

	Class A-1 Units	Class A-2 Units	Class B-1 Units	Class B-2 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2023	$—	$—	$304,628	$—
August 2023	$154,424	$—	$597,165	$—
September 2023	$70,534	$—	$—	$—
TOTAL	$224,958	$—	$901,793	$—

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2023.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer