Form 10-K
period 2023-12-31
MAN AHL DIVERSIFIED I LP
filed 2024-03-22
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2023

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2023 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

PART I

Item 1. Business

(a)
General development of business

Man-AHL Diversified I L.P., a Delaware limited partnership (the “Partnership”), was organized in September 1997 under the Delaware Revised Uniform Limited Partnership Act and commenced trading operations on April 3, 1998, for the purpose of engaging in the speculative trading of physical commodities, futures and forward contracts and related instruments. The Partnership was formerly named AHL Diversified (USA) L.P., but was renamed in February 2002. The Partnership is a “feeder” fund in a “master-feeder” structure, whereby the Partnership invests substantially all of its assets in Man AHL-Diversified Trading Company L.P. (the “Trading Company”). AHL Partners LLP (the “Trading Advisor”), a United Kingdom limited liability partnership, is the Partnership’s and the Trading Company’s trading advisor. The Trading Advisor also serves as the Partnership’s commodity pool operator. Man Investments (USA) Corp. (the “General Partner”), a Delaware corporation, is the Partnership’s general partner. The Trading Advisor is an affiliate of the General Partner. Man Investments Limited, a United Kingdom private limited company, that is part of Man Group plc (“Man Group”), is the managing member of the Trading Advisor, and Man Investments Holdings Inc., a Delaware corporation that is part of Man Group, is the sole shareholder of the General Partner.

On January 28, 2008, the Partnership filed a registration statement under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The registration statement, which was subsequently amended, became effective on or about March 28, 2008. The Partnership offers two classes of units of limited partnership interest in the Partnership (“Units”): Class A Units are generally offered; Class B Units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two Classes of Units are identical to each other except that Class B Units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. On April 1, 2009, the Partnership added two new series of Units: Class A Series 2 Units (“Class A-2”) and Class B Series 2 Units (“Class B-2”). Except as described in section (c) below, Class A-2 and Class B-2 units are identical to Class A and B units, respectfully. Previously offered Class B-2 units are no longer offered by the Partnership, and units have been redeemed as of November 30, 2018.

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

The investment objective of the AHL Diversified Program is to deliver capital growth for commensurate levels of volatility over the medium term, independent of the movement of the stock and bond markets, through the speculative trading, directly and indirectly, of futures, options and forward contracts, swaps and other financial derivatives both on and off exchange. The AHL Diversified Program trades globally in several market sectors, including without limitation, currencies, bonds, energies, stock indices, interest rates, credit, metals, agricultural and volatility. In the future, the AHL Diversified Program may, to a limited extent, invest in stocks.

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

The Partnership will pay the Trading Advisor an incentive fee equal to 20% of the Net New Appreciation (as defined in the Limited Partnership Agreement), if any, achieved by the Partnership as of the end of such calendar month. Trading Advisor will be entitled to retain all incentive fees previously paid to it even if subsequent losses are incurred. However, no subsequent incentive fees will be paid to the Trading Advisor until the Trading Advisor has again achieved Net New Appreciation for the Partnership. Net New Appreciation achieved during a calendar month means the excess, if any, of (a) the Net Asset Value of the Partnership as of the end of a calendar month (without reduction for any incentive fees accrued or paid to the Trading Advisor for the calendar month or for any redemptions or distributions effected during or as of the end of such calendar month and without increase for any additional capital contributions effected during or as of the end of such calendar month) over (b) the Net Asset Value of the Partnership as of the end of the most recent prior calendar month for which an incentive fee was accrued or paid to the Trading Advisor, with clause (b) reduced by the amount of the incentive fee accrued or paid for such prior calendar month and also reduced by any redemptions or distributions, and increased by any contributions, effected as of or subsequent to the end of such prior calendar month through the first day of the calendar month referred to in clause (a), above.

Man Investments Inc., an affiliate of the General Partner and Trading Advisor, is the lead placement agent for the Partnership (the “Placement Agent”). In connection with various services provided by the Placement Agent to the Partnership related to the offer and sale of interests in the Partnership and the ongoing servicing of its investors, the Partnership will pay the Placement Agent a servicing fee equal to, in respect to Class A-1 Units and Class B-1 Units, 1/12th of 1% of the month-end Net Asset Value of such Units (approximately 1% annually), and in respect of Class A-2 Units, 1/12th of 0.75% of the month-end Net Asset Value of such Units (approximately 0.75% annually). The Placement Agent may pass all or a portion of the servicing fee on to certain other selling and services agents. In addition, Class A-1 and Class B-1 Units purchased through a Selling Agent may be subject to the payment of an additional upfront selling commission of up to 3% of the purchase price of such Units.

The Partnership’s organizational and initial offering fees and expenses were paid by the Partnership and have been completely amortized. The Partnership pays all of its expenses incurred in the ordinary course of its business. The Partnership also pays its extraordinary expenses, if any.

The Trading Company utilizes multiple brokers in the performance of its trading activities. J.P. Morgan Securities LLC, BofA Securities, Inc. and Barclays Capital Inc. serve as the Trading Company’s futures brokers; Natwest Markets plc, HSBC Bank PLC, Citibank, N.A. London Branch and BNP Paribas serve as the Trading Company’s foreign exchange prime brokers; J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc. act as the clearing members for centrally cleared credit default swap index transactions engaged in by the Trading Company; and the Trading Company conducts certain OTC interest rate swap trading through

J.P. Morgan Chase Bank N.A. (collectively, the “Brokers”). The Partnership is charged brokerage commissions at institutional rates, inclusive of all applicable National Futures Association (the “NFA”), exchange, clearing and other transaction fees. In connection with trading spot and forward contracts in the interbank foreign currency markets, the Partnership pays clearing fees of between $3.25 and $4.00 per transaction as well as dealer profits, which cannot be quantified, embedded in dealer quotes.

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

Errors in Models and Data are often extremely difficult to detect, and, in the case of Models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications. Regardless of how difficult their detection appears in retrospect, some System Events may go undetected for long periods of time and some may never be detected. When a System Event is detected, a review and analysis of the circumstances that may have caused a reported System Event will be completed and is overseen by an escalation committee made up of appropriate senior personnel. Following this review, the Trading Advisor in its sole discretion may choose not to address or fix such System Event, and the third party software will lead to System Events known to the Trading Advisor that it chooses, in its sole discretion, not to address or fix. The degradation or impact caused by these System Events can compound over time. When a System Event is detected, the Trading Advisor generally will not, as part of the review of circumstances leading to the System Event, perform a materiality analysis on the potential impact of a System Event. The Trading Advisor believes that the testing and monitoring performed on Models and the controls adopted to ensure processes are undertaken with care will enable the Trading Advisor to identify and address those System Events that a prudent person managing a quantitative, systematic and computerized investment program would identify and address by correcting the underlying issue(s) giving rise to the System Events, but there is no guarantee of the success of such processes. Investors should assume that System Events and their ensuing risks and impact are an inherent part of investing with a process-driven, systematic investment manager such as the Trading Advisor. Accordingly, the Trading Advisor does not expect to disclose discovered System Events to the Partnership or to its investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy. The General Partner has written plans, procedures and policies that govern the Partnership’s general information security program. The General Partner has a Risk and Control Self-Assessment (“RCSA”) framework to help identify, measure, monitor and report important operational risks faced by the General Partner. Man Group has a Cyber Incident Response Plan (“CIRP”) which dictates how the Partnership reviews and responds to security alerts, events and incidents. Pursuant to the written incident response plan, in the event of a cybersecurity incident, the security team first identifies the incident, triages, and responds. The General Partner’s compliance team is also notified of the cybersecurity incident and, in conjunction with the legal team, assists in incident remediation and determining the materiality. As applicable, RCSAs are filed with the General Partner’s operational risk team in order to keep the General Partner informed on cyber risks. Ultimately, an aggregate response to a cyber incident is reported to Man Group’s risk committees, creating awareness and consideration of the top risks and overall levels of risk exposure.

The operational risk team also has service provider monitoring in place in order to oversee and identify cybersecurity threats associated with the Partnership’s use of third-party service providers. Prior to onboarding, the Partnership conducts due diligence for key new third-party services providers. This involves a diligence questionnaire sent by a cybersecurity training company that is then reviewed by the Partnership. The training company also assess the Partnership’s security status during onboarding for services providers and, for critical suppliers, at regular intervals throughout the life of the supplier’s contract.

The Audit and Risk Committee (“ARCom”) of the board of directors of the General Partner’s parent entity, (the “Board”) is responsible for risk governance and management frameworks, determining risk strategy and ensuring that risk is monitored and controlled effectively. The risk management framework requires that the Partnership operates within acceptable risk tolerances, while risk governance provides a foundation for potential oversight in an evolving cyber environment. The ARCom meets quarterly to discuss cybersecurity risks and events and reports its findings to the Board. The chief information security officer presents to the ARCom quarterly, including providing incident reports for potentially material security incidents, and all Board members have the opportunity to ask questions. The full Board also discusses cybersecurity risks and events quarterly.

The General Partner uses both internal and external auditors for cybersecurity services. The General Partner maintains an Information Security Steering Committee chaired by Man Group’s chief information security officer (“CISO”) and which contains, among other members, Man Group’s chief technology officer (“CTO”). The CISO is a Certified Information Systems Security Professional (“CISSP”) and has over a decade of experience in the fields of technology and security. The General Partner utilizes a Security Operations Center (“SOC”) model and annual reports to prevent, detect, and respond to cybersecurity incidents. The General Partner has regular cybersecurity audits conducted by KPMG. Further, the General Partner contracts third parties to perform quarterly phishing testing, annual penetration tests, and a bi-annual red team exercise. These exercises consist of virtual simulations of cybersecurity incidents in order to test the effectiveness of the General Partner’s cybersecurity protection program. The exercises also help prepare the General Partner and Partnership to sufficiently respond in the instance of cybersecurity incidents. The General Partner also has a dedicated compliance function that focuses on the General Partner’s international operations in order to comply with international cybersecurity laws. The General Partner uses these processes as well as the RCSA and CIRP to stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Employees are required to complete annual cybersecurity training. The training is updated periodically in order to stay up to date with current laws and was last updated in the fourth quarter of 2023. The General Partner models risks, including security risks, and allocates risk capital accordingly, and does not carry cyber insurance.

In the past, the Partnership has experienced actual and attempted cybersecurity events and incidents. While prior incidents have not materially affected the General Partner’s or the Partnership’s business strategy, results of operations or financial condition, and although the General Partner’s processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect the General Partner’s or the Partnership’s business strategy, results of operations or financial condition. To date, the General Partner has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the General Partner, the Partnership, the General Partner’s business strategy, the Partnership’s results of operation or the Partnership’s financial conditions.

Breaches in Information Technology Security. The General Partner and the Trading Advisor maintain information technology systems, consisting of infrastructure, applications and communications networks to support the Partnership as well as its own business activities. These systems could be subject to security breaches such as ‘cyber-crime’ resulting in theft, a disruption in the Trading Advisor’s ability to close out positions and the disclosure or corruption of sensitive and confidential information. Security breaches may also result in misappropriation of assets and could create significant financial and/or legal exposure for the Partnership. The General Partner and the Trading Advisor seek to mitigate attacks on their own systems but will not be able to control directly the risks to third-party systems to which it may connect. Any breach in security of the General Partner’s or the Trading Advisor’s systems could have a material adverse effect on the General Partner or the Trading Advisor and may cause the Partnership to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market Information.

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 days’ written notice to the General Partner at their Net Asset Value as of the last business day of each calendar month; provided, however, that each Limited Partner must maintain a minimum investment of $25,000 and $10,000, respectively of Class A Units and Class B Units, in the Partnership following any redemption initiated by such Limited Partner in order to remain invested in the Partnership.

(b)
Holders.

As of December 31, 2023, there were 248 holders of Class A-1 Units, 27 holders of Class A-2 Units and 268 holders of Class B-1 Units.

(c)
Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. There were no underwriting discounts or commissions in connection with the sales of the Units described below. The following table summarizes the amount subscribed during the three months ended December 31, 2023:

Date of Subscription:	Class A-1 Amount Subscribed:	Class A-2 Amount Subscribed:	Class B-1 Amount Subscribed:
(last business day)
October 2023	$—	$—	$—
November 2023	$300,000	$—	$—
December 2023	$—	$—	$—
Total	$300,000	$—	$—
(f)
Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount redeemed during the three months ended December 31, 2023:

Date of Redemption:	Class A-1 Amount Redeemed:	Class A-2 Amount Redeemed:	Class B-1 Amount Redeemed:
(last business day)
October 2023	$—	$—	$82,117
November 2023	$899,781	$160,095	$27,000
December 2023	$378,427	$—	$230,345
Total	$1,278,208	$160,095	$339,462

Each of the amounts redeemed from the Partnership as of the last business day of October 2023, November 2023, and December 2023 was determined based on redemption requests received from Limited Partners in respect of the redeemed Units.

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2023, 2022, 2021, 2020 and 2019 and total assets of the Partnership at December 31, 2023, 2022, 2021, 2020 and 2019.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Revenue:*
Net realized gains/(losses) and change in unrealized appreciation/depreciation	$(3,848,216)	$16,528,604	$12,312,822	$9,655,632	$13,208,515
Interest income	4,448,208	1,367,524	59,757	510,991	1,856,022
Other Income	4,731	61,035	—	4,845	102,311
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	2,764,467	2,925,061	2,741,440	2,603,364	2,811,368
Servicing fees	925,054	979,160	918,065	871,180	941,605
Brokerage commissions	132,715	105,501	143,451	138,727	190,659
Administrative expenses	979,247	814,919	939,538	869,967	915,339
Net income/(loss)	$(4,196,760)	$13,132,522	$7,630,085	$5,688,230	$10,307,877
Total assets	$88,042,527	$96,721,385	$88,987,086	$86,720,650	$92,358,800
Total Partnership capital	$86,724,037	$95,974,747	$88,174,579	$84,817,626	$90,128,836
Net Asset Value per outstanding unit — Class A — Series 1***	$4,816.17	$5,046.95	$4,402.83	$4,040.79	$3,773.02
Net Asset Value per outstanding unit — Class A — Series 2***	$5,794.47	$5,996.48	$5,166.02	$4,682.16	$4,317.43
Net Asset Value per outstanding unit — Class B — Series 1***	$4,815.96	$5,046.72	$4,402.64	$4,040.61	$3,772.86
Net Income/Loss per unit Class A — Series 1^	$(225.77)	$658.74	$372.99	$237.00	387.36
Net Income/Loss per unit Class A — Series 2^	$(206.95)	$955.09	$477.27	$395.07	511.82
Net Income/Loss per unit Class B — Series 1^	$(230.20)	$673.19	$369.12	$253.32	394.51

* Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from the trading of futures, foreign exchange, forward currency contracts and treasury bills.

** Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

*** Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

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

During its operations through December 31, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2023. The Partnership’s capitalization was $86,724,037 as of December 31, 2023. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2023
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agricultural	$1,609,504.84	1.86%
Bonds	$1,415,356.52	1.63%
Credit	$5,157,940.78	5.95%
Currencies	$3,085,581.31	3.56%
Energy	$1,722,428.08	1.99%
Interest rates	$916,646.79	1.06%
Metals	$961,056.62	1.11%
Stock indices	$6,113,061.34	7.05%
Total*	$20,981,576.28	24.19%

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

	2023	2022
	31-Dec-23	31-Dec-22
Ending Equity	$86,724,037	$95,974,747

2023

Partner's capital decreased $9,250,710 for the year ended December 31, 2023. This decrease was attributable to subscriptions in the amount of $ 1,570,000 , redemptions in the amount of $ 6,623,950 and net loss from operations of $4,196,760.

For the year ended December 31, 2023, the Partnership accrued or paid total expenses of $4,801,483, including $925,054 in servicing fees, $ 2,764,467 in General Partner administrative fees and Trading Advisor management fees, and $1,111,962 in other expenses. Interest of $4,448,208 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances.

The Net Asset Value of a Class A-1 Unit decreased by $230.78 to $4,816.17. The Net Asset Value of a Class B-1 Unit decreased by $230.76 to $4,815.96. The Net Asset Value of a Class A-2 Unit decreased by $202.01 to $5,794.47 .

The Partnership’s equity trading in January was positive, due to gains from the Australian SPI 200 index. Nasdaq rose 11% after a -33% return in 2022, which did not benefit the Partnership’s short position. Losses were incurred via short in the Korean Kospi. In February, the Partnership’s equity trading was down due to long positions in the Australian SPI 200 and MSCI Emerging Markets indices. The trend continued in March as a long position in the FTSE 100 as well as a short in the Australian SPI 200 detracted from an equity standpoint. In April, the Partnership’s long positions were generally profitable, along with its short positioning in the VIX volatility index, with long positions in MSCI Taiwan and India’s Nifty index generating offsetting losses. In May, the Partnership’s equity trading was profitable, with the Nikkei as the most profitable, and the Partnership’s position in the Taiwan MSCI also performing well. In June, front-end positions had the best returns, including SONIA and SOFR rates. Taiwan’s MSCI performed well, along with longs in Japanese stock indices, while losses were incurred in trading the Hang Seng and H-Shares Index. In July, equity trading incurred gains from longs in the S&P500, Italian and Taiwanese indices, overcoming losses from shorts in the Hang Seng and H-Shares Index. The Partnership’s equity trading registered a loss in August, with shorts in the MSCI Singapore and MSCI EM indices generated a share of such losses. In September, the Taiwan MSCI index suffered a loss, while shorts in the MSCI EM and Hang Seng indices gained. The Partnership began October net short equities, generating gains from a short in the Korean Kospi index. A short in the Korean Kospi benefitted when the index fell. In November, gains from the Partnership’s short position in FTSE China A50 were offset by losses in its positions in the Korean Kospi and MSCI EM index. The Partnership ended the year in December with a net long positioning in stocks, bringing in gains as globally stocks finished the year strong.

In January, several of the Partnership’s short positions, such as Italian and Australian government bond futures, flipped to long, incurring losses in the process. In February, the aggregate short position benefitted, though the greatest beneficiaries were US instruments at the 3m, 2y, and 5-year points. Canadian bonds and the US 5 year treasury generated losses in fixed income trading in March, as all markets were contributed negatively. In April, the Partnership’s small and varied positions in bonds detracted over the month as well. Losses continued into May as European bonds rallied sharply, leading to losses from a short Italian government bond position. The Partnership incurred positive returns in June with fixed income trading turning in the best performance over the month from shorts. US Treasuries out to the 10-year point performed best, though there were offsetting losses trading French and German bonds. In July, fixed income trading generated losses. Longs in the Italian 10 year bond detracted the most, while shorts in US and Canadian instruments attributed positively. Trading in fixed income was flat in August. Primarily short positions were beneficial in the first half of August, most notably in long-dated US treasuries which remained beneficial overall. Positioning in Italian 10-year government future bonds was long at the start of the month and was hurt by the inflation data in Europe. In September, the Partnership’s short positions in fixed income, particularly in longer-dated US bonds and Italian bonds were profitable. A short in 3-month Sonia was the sole detractor. In October, the Partnership’s bond exposure was short and stable, with Australian bonds topping the table. Short positions in European bonds from Italy and Germany contributed losses. In November, the Partnership’s short positioning in bonds generated losses as market moves went against positioning. Losses were greatest across tenors in US futures, though there were also losses from shorts in Australia and Italy. In December, the Partnership’s aggregate positioning in bonds moved from flat to long as the month progressed, rewarding the Partnership as yields compressed. Italian bonds performed best, while Australian and long-dated US instruments were slower to move from short to long and incurred small losses.

In January, the US dollar continued to fall from its peak in November 2022. This trend was picked up through long positions in commodity currencies, primarily the Mexican and Chilean pesos. Short positions in the Colombian peso and Israeli shekel against the US dollar generated losses. Trading in currencies generated a positive return for the month of February. However, a long position in the UK 10 year gilts generated a loss. The Partnership produced a gain from long US dollar currency crosses as the US dollar rose. Top performers in February included the Swiss franc and the Israeli shekel. Short dollar positions against the Euro and Singapore dollar generated losses. Currency trading in March was mixed, with an overall net loss. Short positions in safe-haven currencies, including the Swiss franc and Japanese yen, generated losses. A long Euro against the Norwegian krone, as well as a long Chilean peso against the US dollar generated modest gains. In April, the Partnership’s FX trading saw profitable short positions in the Japanese yen against the Euro and British pound and losses from its mixed positions in the Swiss franc and Canadian dollar against the US dollar. The Partnership’s FX trading turned in the strongest performance over the month of May, most notably long US dollar crosses as markets perceived possibly more rate rises from the Fed. The Chinese renminbi and Norwegian krone were standouts, while a trade in the Euro against the US dollar lost out as the position flipped from long to short. Trading in fixed income was also profitable for the Partnership, most notably from shorts in 3m Sonia and UK Gilts. In June, there was a positive return. Currency trading maintained strong, as the Partnership’s long position in the Mexican Peso against the US dollar proved profitable. Longs in the British pound against the Japanese yen also generated gains. Losses were incurred in trades on the Australian dollar. However, in July, currencies detracted the most. Shorts in the Japanese yen against US dollar, Australian dollar and Euro crosses were the main culprits as the currency advanced. In general, long US dollar crosses such as those against the Swiss franc and South Korean won generated losses, while short crosses against commodity currencies such as the Mexican and Colombian pesos generated gains. In August, currency trading was beneficial, particularly from pairs featuring a long US dollar position. The Australian dollar fell relative to the US dollar, generating gains for the Partnership. A long position in the Brazilian real generated losses. The Partnership saw a mix of gains and losses in the month of September, with gains from a short Swiss franc position against the US dollar and offsetting losses from long positions in the Sterling against the Japanese Yen, the Australian dollar and US dollar. In October, the Partnership’s broad long US dollar position against a wide basket of currencies, including the Israeli Shekel, the Canadian Dollar and the Japanese Yen was profitable. Long positions in emerging market currencies such as the Mexican and Colombian Pesos detracted from the Partnership’s gains. November saw losses in the Partnership’s net long US dollar position against currencies such as the South Korean won, Swiss franc, and Japanese yen. Short positions in the US dollar against commodity currencies, for example, the Brazilian real and Mexican peso, provided small offsetting gains. The year ended with a slight downturn in currencies, with losses driven by pairs with long US dollar crosses. This affected the Japanese yen in particular. Longer positions in commodity currencies, such as the Colombian pesos, against the US dollar were profitable.

In January, the Partnership generated a positive return with gains in commodities. Profits in commodity trading originated mostly from energy and metals, specifically China’s long copper and gold positions. The price of natural gas fell on both sides of the Atlantic, and profited the Partnership. Short positions in coffee and platinum generated small losses. In February, the Partnership suffered losses from commodities. Losses in commodities were driven by metals, most notably longs in precious metals, and gold. Losses from generally short positions in the oil complex led to an overall negative return in energies. Gains were generated in agricultural trading, led by a short in wheat. In March, a silver position generated a loss as it flipped from short to long. Prices of EUA carbon emissions fell, along with risk assets, generating losses for the Partnership’s long position. Sugar trading was beneficia, as prices hit a 10-year high. Trading in commodities was mixed in April. Agricultural, in particular a long position in sugar, were the standout, while volatile oil prices were detrimental to the Partnership’s positions in oil. Trading in metals was positive, with profits generated from a short zinc position, while a long in copper detracted. In May, all sub-components of the Partnership’s commodities trading were beneficial. Prices across the soy complex fell, benefitting the Partnership’s short positioning, while a long sugar position lost out as prices fell. Energies notched up a small gain in aggregate, benefitting from a US natural gas short. Within metals, long precious positions detracted from the Partnership’s returns. In June, the Partnership suffered losses, primarily due to energies. Metals and agricultural trading also experienced difficulties, with copper and soybean prices in particular suffering significant reversals. Gains were accrued from a cocoa long. Commodity markets were mixed in July. Metals trading generated losses, with Aluminum in particular bouncing off a multi-month low. Trading in agricultural was flat, with gains from long cocoa positions offsetting losses from short corn. Energies represented the sole gain as longs in the crude complex generated gains for the Partnership. Commodity trading was difficult in August, as observed in metals, where silver positioning whipsawed, and US natural gas prices were volatile. However, gains were made in agricultural through cocoa longs and wheat shorts. By September, commodity gains were dominated by long oil positions, both Brent and WTI crude. Metals was slightly lower, as losses in aluminum and zinc shorts outweighed gains short nickel positions. Within agricultural, long sugar positions generated a gain while long cocoa lost out. Commodities trading was difficult in all sub-sectors in October. Oil was volatile, leading to losses from long positions. Gold spiked, reversing its multi-month downward trend. In the aggregate, there were losses in agricultural commodities, but the standout positive performer was a long in cocoa. In November, short US natural gas positions profited along with the Partnership’s long position in cocoa, though offsetting losses came from a short position in copper. Commodities trading finished the year in December with losses. Metals were the worst performer, with silver being the worst individual performer. Trading in agricultural was broadly flat.

Credit spreads narrowed over the month of January, benefitting short protection CDS positions in US investment-grade and European higher-yielding indices. There were no offsetting profitable fixed income positions in January. The Partnership generated a positive return with gains from credit. Fixed income prices rallied in January on expectations that central banks may ease their rate-hiking plans. In February, trading in credit suffered losses in US CDS indices overcoming smaller gains in European indices. Risk-on positions in CDS indices were hurt in March, with European and US investment-grade companies in the crosshairs. A decline of 61bp on 13th of March for US 2-year Treasury yields was the largest decline in over 40 years and was detrimental to a short in the instrument and indeed all other tenors of US treasuries traded by the Partnership. Credit trading was slightly positive for the Partnership in April. In May, the Partnership generated a positive return net of fees with gains generated across all asset classes. However, the Partnership’s credit trading was flat for May. In June, the credit trading generated a positive return. Credit spreads tightened, resulting in small gains for the Partnership’s long credit positions. In July, long credit positions in Europe across both investment grade and high-yield names, implemented via short CDS indices, generated losses. July was positive for the Partnership’s risk assets, with key US indices delivering their fifth successive positive month. Long credit positions generated losses in August and September. Credit positions flipped from long to short as October progressed, leading to a loss in aggregate, with European investment-grade and crossover indices suffering most. In November, the Partnership’s credit position migrated from short to long early in the month, and generated net gains, primarily in European investment grade and high-yield indices. The Partnership’s long credit positioning in December generated gains.

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

Commodities were the bright spot for the Partnership in January. Long soyabeans and corn were the top contributors to the Partnership’s gains, as well as crude oil, which Crude oil also rose over 7% on the month, benefitting the Partnership’s long positions. Similarly, in February, long commodity positions were top performers for the Partnership as crude oil rose almost 20% and sugar rose 10% on the month, and the Partnership’s copper position was the top performer in the entire portfolio rising 15%. These gains were more than enough to offset the Partnership’s losses from a short position in natural gas. Reversing course from February, the Partnership’s commodities trading ended March down. The Partnership’s long positions, most notably in agricultural commodities such as cocoa and sugar, and metals such as nickel, posted the largest losses, while small offsetting gains were made in individual markets such as lean hogs and palladium. In April, long commodity positions continued to make hay as economic optimism lifted and talk of inflation in earnings calls increased, although long positions in coffee and gold made losses. In May, long positions in crude and the oil complex were broadly gainful, as was a long position in carbon emissions whose year-to-date gain as of May was just shy of 60%. In metals the story was similarly positive. In addition to copper, long positions in silver, aluminum and gold were profitable. The main detractor in the commodities complex was a long in wheat, which retraced half of April’s 20% gain. Commodity performance was mixed in June. Long positions in agricultural and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally. Nowhere was this more apparent than in gas markets on both sides of the Atlantic. Indeed, the long in US natural gas ended the month as the top performer across the Partnership. In July, the price of natural gas continued its recent upward trajectory on tight supply and increasing demand. The prices of natural gas in the US and in the UK/EU extended their rise, spurred in part by forecasts of above normal temperatures in central USA regions, and generated the greatest returns for the Partnership. Long coffee positions were also beneficial, with prices at seven-year highs amid extreme weather in Brazil, the world’s biggest coffee exporter. Prices of sugar and corn, on the other hand, were rangebound and led to losses. August saw marked dispersion across the commodity spectrum. Natural gas prices continued to rally; in the US, one reason cited was a low inventory forecast for the beginning of the winter heating season by the Energy Information Administration, while in Europe there was news that Russia was pumping less gas to the continent. Whatever the reason, profits resulted for the Partnership’s long positions. The oil complex, on the other hand, deviated from its previously strong 2021 performance, declining on concerns of slowing demand in China and the rise of the Covid-19 Delta variant, and incurred losses. In commodities, a long sugar position generated a gain on reports of a frost in Brazil, the world’s top producer, while a long copper position generated a loss. In September, commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month. Commodities trading finished October with losses from all three sub-sectors. Trading in oil dipped into the red amidst mixed positioning as the price of the complex broadly rose. Carbon emissions prices were also volatile, resulting in losses, and short positions in silver also lost out on rangebound prices. Small gains were made from positions in live cattle, zinc and Dutch natural gas. In November, within the commodities complex, trading in metals and energies generated losses while agricultural was flat. Short positions in gold and silver were caught off guard by the low CPI print. Positioning in energy markets was mixed over the month with the largest detractor being US natural gas. Within agricultural returns were mixed with gains coming from short wheat and long soybeans positions. Prices across the soy complex rose in December as demand from a re-opening of China, the world’s largest buyer, was coupled with dry conditions in supplier countries in South America. The Partnership saw gains in soymeal and soybeans as a result, but losses from soyoil. Energy trading lost out overall as gains from short European gas positions were more than offset by losses in gasoline, gas oil, and carbon emissions.

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

Commodities were the bright spot for the Partnership in January. Long soyabeans and corn were the top contributors to the Partnership’s gains, as well as crude oil, which rose over 7% on the month, benefitting the Partnership’s long positions. Similarly in February, commodity positions were top performers for the Partnership as crude oil rose almost 20% and sugar rose 10% on the month, and the Partnership’s copper position was the top performer in the entire portfolio rising 15%, offsetting losses from a short position in natural gas. Reversing course from February, the Partnership’s commodities trading ended March down as the Partnership’s long positions, most notably in agricultural commodities such as cocoa and sugar, and metals such as nickel, posted the largest losses, while small offsetting gains were made in individual markets such as lean hogs and palladium. In April, long commodity positions continued their gains, although long positions in coffee and gold made losses. May similarly saw gains in long positions in crude and oil, carbon emissions, metals such as copper, silver, aluminum and gold. The main detractor in the commodities complex was a long in wheat, which retraced half of April’s 20% gain. In June, commodity performance was mixed, as long positions in agricultural and metals suffered, particularly soybean, copper and precious metals holdings. Prices in the energy complex, on the other hand, continued their ongoing rally, and a long in US natural gas ended the month as the top performer across the Partnership. July’s top performer overall was the Partnership’s positions in natural gas, and long coffee positions also provide gains to offset losses in sugar and corn. August again saw profits in the Partnership’s long positions in natural gas, though the positions in the oil complex incurred losses. That same month, the Partnership’s sugar position generated a gain, while a long copper position generated a loss. In September, commodities was the only asset class to maintain its recent direction of travel, and once again it was the energies sub-component that generated the greatest attention. Trading in US natural gas generated the greatest gains for the Partnership as prices rose to seven-year highs, propelled by surging demand. A long copper position generated a loss as prices fell 6% on the month. October continued to see gains in commodities trading, where energies generated a positive return, mainly through shorts in German power and longs in the oil complex with WTI crude, for example, rising 11%. Long positions in US natural gas lost out as prices fell by 7% after September’s 34% rise. Trading in agricultural commodities scraped into the black while metals trading was detrimental in aggregate, particularly from gold and silver. In November, the Partnership’s long positions across the crude complex saw losses, as well as its long gold position, while a gain was made from a long coffee position. Long commodity positions also generated gains in aggregate in December, led by positions in energy and corn. A short silver position was loss-generating as the price of the precious metal remained rangebound.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2023. During 2023, the Partnership’s average quarter-end capitalization was $91,812,216.

Fiscal Year 2023
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,528,404.62	1.66%	$1,781,468.76	$1,257,819.31
Bonds	$1,757,267.87	1.91%	$2,678,522.77	$566,546.13
Credit	$3,821,960.90	4.16%	$6,013,854.07	$1,388,207.20
Currencies	$4,935,854.64	5.38%	$6,690,934.16	$3,085,581.31
Energies	$1,285,317.11	1.40%	$1,942,880.84	$561,751.38
Interest rates	$791,299.25	0.86%	$1,095,323.61	$194,891.49
Metals	$1,258,930.31	1.37%	$1,936,692.28	$848,112.84
Stock indices	$4,074,874.66	4.44%	$6,113,061.34	$2,847,682.91
Total*	$19,453,909.35	21.19%	$28,252,737.83	$10,750,592.57

*Total amount does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2023.

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2022. During 2022, the Partnership’s average quarter-end capitalization was $100,642,208.

Fiscal Year 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,149,591.48	1.14%	$1,387,414.32	$913,762.10
Bonds	$1,481,895.81	1.47%	$1,674,003.88	$1,246,134.21
Credit	$1,857,626.11	1.85%	$2,708,704.22	$259,657.98
Currencies	$3,803,800.65	3.78%	$4,110,314.09	$3,639,073.84
Energies	$717,139.80	0.71%	$971,086.61	$419,487.57
Interest rates	$661,827.12	0.66%	$825,376.49	$549,801.13
Metals	$1,264,997.96	1.26%	$1,699,458.96	$1,001,553.61
Stock indices	$2,361,455.73	2.35%	$3,042,599.42	$1,552,332.30
Total*	$13,298,334.65	13.21%	$16,418,957.99	$9,581,802.74

*Total amount does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2022.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2023, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Italy, Germany, Japan, the UK, and France. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2023, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Mexican Peso, Japanese Yen, UK Sterling, Brazilian Real and Colombian Peso.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of December 31, 2023, the Partnership’s primary exposures were in the Korean Kospi Index, Australian SPI 200 Index, Taiwan MSCI Index, FTSE100 China A50 Index, and Nikkei Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2023, the Partnership’s primary metals market exposures were in Gold, Nickel, Copper and Platinum.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, Corn, Wheat and Soyaoil accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2023.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2023, the main exposures were in US Natural Gas, European Natural Gas, European Electricity and Carbon Emissions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2023.

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

Diversification is also a key feature of AHL’s risk management, as well as its investment, process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals and agricultural. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are listed following this report as Exhibit 13.1 and are incorporated by reference into this Item 8.

Auditor PCAOB ID Number: 34

Auditor Name: Deloitte & Touche LLP

Auditor Location: United States

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2023 and 2022. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2023	2023	2023	2023
Income*	1,181,502	1,145,490	1,093,677	1,032,270
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	(5,422,654)	(1,665,495)	8,474,319	(5,234,386)
Expenses**	(1,207,805)	(1,194,070)	(1,227,941)	(1,171,667)
Net Income/(Loss)	(5,448,957)	(1,714,075)	8,340,055	(5,373,783)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1	(299.78)	(91.76)	439.36	(283.05)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2	(346.29)	(89.68)	542.86	(317.73)
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1	(296.49)	(98.55)	439.30	(280.75)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2022	2022	2022	2022
Income*	775,230	470,484	138,664	44,181
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	(8,249,611)	6,040,853	6,774,185	11,963,177
Expenses**	(1,209,214)	(1,225,375)	(1,239,815)	(1,150,237)
Net Income/(Loss)	(8,683,595)	5,285,962	5,673,034	10,857,121
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1	(453.60)	276.39	285.60	541.95
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2	(517.88)	285.66	357.16	654.10
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1	(451.64)	270.68	286.72	540.80

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2023, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

(a)
Not applicable.
(b)
During the year ended December 31, 2023, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Mr. Gregory (“Greg”) Bond is the president and principal executive officer of the General Partner, and Mr. Mark Bilancieri is principal financial officer of the General Partner for purposes of the management of the Partnership. Their biographies are set forth below.

Greg Bond, born December 1971, is currently CEO of Man Numeric, an affiliate of the General Partner, Head of the Americas for Man Group and a special advisor to Man Group’s multi-strategy funds. Previously, Greg was director of research at Man Numeric, responsible for research initiatives, including the day-to-day management of Man Numeric’s strategic alpha research team. Before becoming director of research, he was a portfolio manager for various hedge fund strategies at Numeric as well as being co-head of its hedge fund group, having joined in 2003. Greg holds a Bachelor of Arts degree in economics and in biology from Yale University and a Master of Business Administration degree from Harvard Business School.

Mark Bilancieri, born November 1987, is currently Head of Middle Office Accounting at Man Numeric, an affiliate of the General Partner, responsible for overseeing the shadow accounting, net asset value, and reconciliations of the operations team. Mark joined Man Numeric in 2019. Before that, he was at MFS Investment Management. Mark holds a Bachelor of Science degree from Bryant University and a Master of Business Administration from Northeastern University.

(c)
Identification of Certain Significant Employees

None.

(d)
Family Relationships

None.

(e)
Business Experience

See Item 10 (a, b) above.

(f)
Involvement in Certain Legal Proceedings

None.

(g)
Promoters and Control Persons

Not applicable.

(h)
Code of Ethics

The Partnership has no employees, officers or directors and is controlled by the General Partner. The General Partner has adopted a Global Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of this Global Code of Ethics may be obtained at no charge by written request to Man Investments (USA) Corp, 1345 Avenue of the Americas, Floor 21, New York, NY, 10105 or by calling: (212) 649-6600 (ask for the Chief Legal Officer).

(i)
Audit Committee Financial Expert

Because the Partnership has no employees or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Mr. Mark Bilancieri, principal financial officer for the General Partner, serves as the Partnership’s “audit committee financial expert.” Mr. Bilancieri is not independent of the management of the General Partner. The General Partner is not required to have, and does not have, independent directors.

(j)
Insider Trading Policy

Not Applicable.

Item 11. Executive Compensation.

The Partnership itself has no officers, directors or employees. None of the principals, officers or employees of the General Partner receive compensation from the Partnership. The General Partner invests all or substantially all of the Partnership’s assets in the Trading Company. The Trading Advisor makes all trading decisions for the Trading Company. The General Partner receives a monthly general partner administrative fee from the Partnership in an amount equal to 0.0833% of the month-end Net Asset Value of the Partnership (approximately a 1% annually) applicable to Class A-1 and B-1 only. The Partnership pays the Trading Advisor, an affiliate of the General Partner, a monthly management fee in an amount equal to 0.1667% of the Partnership’s month-end Net Asset Value (approximately 2% annually) and 20% of any Net New Appreciation, described above under Item 1, achieved by the Partnership as of the end of each calendar month. The Trading Advisor may pay a portion of its management fees to the General Partner.

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

(c)
Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2023, the General Partner’s interest in the Partnership was valued at $897,609 which constituted 1.04% of total partners’ capital.

As of December 31, 2023 no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $2,764,467 for the year ended December 31, 2023. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2023. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $925,054 in servicing fees for the year ended December 31, 2023. The General Partner’s interest in the Partnership incurred net loss of $43,011 for the year ended December 31, 2023.

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

Item 14. Principal Accounting Fees and Services.

(1)
Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the year ended December 31, 2023 was approximately $290,000. The aggregate fees for professional services provided by Ernst & Young Ltd., and other member firms of the global Ernst and Young organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the year ended December 31, 2022 was approximately $293,300.

(2)
Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization for the year ended December 31, 2023. There were no fees for assurance and related services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for the year ended December 31, 2022.

(3)
Tax Fees

There were no fees for tax compliance, advice and planning services rendered by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization for the year ended December 31, 2023. The aggregate fees for services rendered by Ernst & Young Ltd and other member firms of the global Ernst & Young Ltd organization for tax compliance, advice and planning services for the year ended December 31, 2023 was approximately $335,397. The aggregate fees for services rendered by Ernst & Young Ltd. and other member firms of the global Ernst and Young organization for tax compliance, advice and planning services for the years ended December 31, 2022 was approximately $279,536.

(4)
All Other Fees

None.

(5)
Pre-Approval Policies

Neither the Partnership nor the General Partner has an audit committee to pre-approve accountant and auditor fees and services. In lieu of an audit committee, the principals of the General Partner pre-approve all billings prior to the commencement of services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements required by this Item are included herewith as Exhibit 13.1.

(a)(2) Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of President, Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2024.

Signature	Title with General Partner	Date

/s/Gregory Bond	President, Principal Executive Officer	March 22, 2024
Gregory Bond

/s/ Mark Bilancieri	Principal Financial Officer	March 22, 2024
Mark Bilancieri

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 22, 2024

By	/s/ Gregory Bond
Gregory Bond
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Partners of Man-AHL Diversified I L.P.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of financial condition of Man-AHL Diversified I L.P. (the “Partnership”), as of December 31, 2023, the related statements of operations and cash flows for the year then ended, the statement of changes in partners’ capital, and the financial highlights for the year then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, the changes in its partners’ capital, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and transfer agent. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

New York, United States

March 22, 2024
We have served as the auditor of one or more Man Group Investment Companies since 2023.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor from 2012 to 2022.

Grand Cayman, Cayman Islands

March 28, 2023

MAN-AHL DIVERSIFIED I L.P. Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified I L.P. for the year ended in December 31, 2023 is accurate and complete.

David Barber
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified I L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2023 AND 2022

	December 31, 2023		December 31, 2022
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$87,383,755		$96,568,945
Due from Man-AHL Diversified Trading Company L.P.	608,772		152,440
Cash	50,000		-
Total assets	$88,042,527		$96,721,385

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$608,772		$152,440
Subscriptions received in advance	50,000		-
Management fees payable	215,707		237,511
Servicing fees payable	72,183		79,472
Accrued expenses and other liabilities	371,828		277,215
Total liabilities	1,318,490		746,638

PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at December 31, 2023 and December 31, 2022)	897,609		940,620
Limited Partners - Class A Series 1 (11,847.00 and 12,422.56 units outstanding as at December 31, 2023 and December 31, 2022, respectively)	57,057,130		62,695,988
Limited Partners - Class A Series 2 (689.34 and 717.49 units outstanding as at December 31, 2023 and December 31, 2022, respectively)	3,994,356		4,302,440
Limited Partners - Class B Series 1 (5,144.34 and 5,555.22 units outstanding as at December 31, 2023 and December 31, 2022, respectively)	24,774,942		28,035,699
Total partners' capital	86,724,037		95,974,747
Total liabilities and partners' capital	$88,042,527		$96,721,385
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,816.17	*	$5,046.95	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,794.47	*	$5,996.48	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,815.96	*	$5,046.72	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	2023	2022	2021
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$4,448,208	$1,367,524	$59,757
Other income	4,731	61,035	-
Brokerage commissions	(132,715)	(105,501)	(143,451)
Interest expense - brokers	(133,337)	(80,267)	(165,117)
Administration fees	(62,778)	(65,999)	(55,932)
Professional fees	(150,669)	(135,625)	(163,720)
Shareholder expenses	(10,493)	(70,915)	(84,036)
Other expenses	(25,633)	(32,296)	(42,935)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	3,937,314	937,956	(595,434)
PARTNERSHIP EXPENSES:
Management fees	2,764,467	2,925,061	2,741,440
Servicing fees	925,054	979,160	918,065
Professional fees	283,075	194,687	187,964
Other expenses	313,262	235,130	239,834
Total partnership expenses	4,285,858	4,334,038	4,087,303
Net investment loss	(348,544)	(3,396,082)	(4,682,737)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(5,493,165)	16,919,249	20,383,345
Net change in unrealized trading appreciation/(depreciation) on securities	44,214	8,941	(2,128)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	1,600,735	(399,586)	(8,068,395)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(3,848,216)	16,528,604	12,312,822
NET INCOME/(LOSS)	$(4,196,760)	$13,132,522	$7,630,085
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$(225.77)	$658.74	$372.99
CLASS A Series 2	$(206.95)	$955.09	$477.27
CLASS B Series 1	$(230.20)	$673.19	$369.12
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	12,458.35	12,811.15	13,252.85
CLASS A Series 2	715.10	833.91	959.47
CLASS B Series 1	5,369.67	5,788.65	6,038.58

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS’ CAPITAL January 1, 2023	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881
Subscriptions	1,495,000	297	-	-	-	-	75,000	15	1,570,000	312
Redemptions	(4,364,201)	(873)	-	-	(160,095)	(28)	(2,099,654)	(426)	(6,623,950)	(1,327)
Net income/(loss)	(2,769,657)	-	(43,011)	-	(147,989)	-	(1,236,103)	-	(4,196,760)	-
PARTNERS’ CAPITAL December 31, 2023	$57,057,130	11,847	$897,609	186	$3,994,356	689	$24,774,942	5,144	$86,724,037	17,866

PARTNERS’ CAPITAL January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861
Subscriptions	1,950,000	378	-	-	-	-	402,800	80	2,352,800	458
Redemptions	(3,830,914)	(733)	-	-	(1,456,766)	(244)	(2,397,474)	(461)	(7,685,154)	(1,438)
Net income/(loss)	8,319,137	-	120,047	-	796,464	-	3,896,874	-	13,132,522	-
PARTNERS’ CAPITAL December 31, 2022	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881

PARTNERS’ CAPITAL January 1, 2021	$54,834,087	13,570	$753,098	186	$4,542,124	970	$24,688,317	6,110	$84,817,626	20,836
Subscriptions	1,464,930	315	-	-	115,000	20	376,400	84	1,956,330	419
Redemptions	(4,916,950)	(1,107)	-	-	(152,315)	(29)	(1,160,197)	(258)	(6,229,462)	(1,394)
Net income/(loss)	4,875,698	-	67,475	-	457,933	-	2,228,979	-	7,630,085	-
PARTNERS’ CAPITAL December 31, 2021	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861

* Amounts and units have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,196,760)	$13,132,522	$7,630,085
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(1,570,000)	(825,266)	(560,162)
Sales of investments in Man-AHL Diversified Trading Company L.P.	10,387,956	10,557,527	10,011,114
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment (income)/loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(89,098)	(17,466,560)	(11,717,388)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(21,804)	19,925	5,342
Increase/(decrease) in servicing fees payable	(7,289)	6,595	1,812
Increase/(decrease) in accrued expenses and other liabilities	94,613	(14,042)	(13,825)
Net cash provided by/(used in) operating activities	4,597,618	5,410,701	5,356,978
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance) *	1,620,000	2,352,800	1,956,330
Payments on redemptions (net of change in redemptions payable)	(6,167,618)	(7,763,501)	(7,313,308)
Net cash provided by/(used in) financing activities	(4,547,618)	(5,410,701)	(5,356,978)
NET INCREASE/(DECREASE) IN CASH	50,000	-	-
CASH - Beginning of year	-	-	-
CASH - End of year	$50,000	$-	$-

* Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2023, 2022 and 2021 of $19,200, $1,000 and $7,370, respectively.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As at December 31, 2023 and 2022, the Partnership owned 3,232.95 and 3,571.81 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at December 31, 2023 and 2022 was 48.91% and 51.38%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at December 31, 2023 and 2022, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2023, 2022 and 2021, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As at December 31, 2023, 2022 and 2021, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2023, 2022 and 2021.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2023, 2022 and 2021. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2023, 2022 and 2021.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Class A	Class A	Class B	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64	$4,040.79	$4,682.16	$4,040.61
Income/(loss) from investment operations:
Net investment income/(loss)	(21.71)	49.12	(21.30)	(176.72)	(135.89)	(177.01)	(232.93)	(204.03)	(232.59)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(209.07)	(251.13)	(209.46)	820.84	966.35	821.09	594.97	687.89	594.62
Total income/(loss) from investment operations	(230.78)	(202.01)	(230.76)	644.12	830.46	644.08	362.04	483.86	362.03
Ending net asset value	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64
Ratios to average limited partners' capital [1]:
Expenses other than incentive fees	5.21%	3.96%	5.21%	5.00%	3.84%	5.01%	5.24%	3.95%	5.23%
Total expenses	5.21%	3.96%	5.21%	5.00%	3.84%	5.01%	5.24%	3.95%	5.23%
Net investment income/(loss)	(0.43)%	0.82%	(0.43)%	(3.54)%	(2.32)%	(3.55)%	(5.17)%	(3.88)%	(5.16)%
Total return:
Total return before incentive fees	(4.57)%	(3.37)%	(4.57)%	14.63%	16.08%	14.63%	8.96%	10.33%	8.96%
Total return after incentive fees	(4.57)%	(3.37)%	(4.57)%	14.63%	16.08%	14.63%	8.96%	10.33%	8.96%

1 Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

6.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2023, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $115,000 and limited partner redemptions of $4,345,202.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Partners of Man AHL-Diversified Trading Company, L.P.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of financial condition of Man AHL-Diversified Trading Company, L.P. (the “Trading Company”), including the condensed schedule of investment, as of December 31, 2023, the related statements of operations and cash flows for the year then ended, the statement of changes in partners’ capital, the financial highlights for the year then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trading Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, the changes in its partners’ capital, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trading Company's management. Our responsibility is to express an opinion on the Trading Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trading Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trading Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trading Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and brokers. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

New York, United States

March 22, 2024
We have served as the auditor of one or more Man Group Investment Companies since 2023.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investment, as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company at December 31, 2022, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trading Company's management. Our responsibility is to express an opinion on the Trading Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trading Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trading Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trading Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young Ltd.

We have served as the Trading Company’s auditor from 2012 to 2022.

Grand Cayman, Cayman Islands

March 28, 2023

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified Trading Company L.P. for the year ended in December 31, 2023 is accurate and complete.

David Barber
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2023 AND 2022

	December 31, 2023		December 31, 2022
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$4,805,557		$4,581,933
Net unrealized trading appreciation on open forward contracts	4,942		—
Net unrealized trading appreciation on open swap agreements	2,834,692		96,691
Net premiums paid on credit default swap agreements	6,103,173		933,040
Due from brokers	32,998,664		32,548,335
Total equity in trading accounts	46,747,028		38,159,999
Cash and cash equivalents	5,557,533		1,644,483
Investments in securities, at fair value (cost $134,645,916 and $153,517,088 as at December 31, 2023 and December 31, 2022, respectively)	134,766,295		153,545,594
Interest receivable	26,648		—
Total assets	$187,097,504		$193,350,076

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$5,347,531		$4,847,514
Net unrealized trading depreciation on open swap agreements	-		32,479
Redemptions payable to Man-AHL Diversified I L.P.	608,772		152,440
Redemptions payable to Man-AHL Diversified II L.P.	2,047,191		—
Accrued expenses and other liabilities	418,761		358,319
Total liabilities	8,422,255		5,390,752

PARTNERS' CAPITAL:
Limited Partners (6,610.48 and 6,952.08 units outstanding as at December 31, 2023 and December 31, 2022, respectively)	178,675,249		187,959,324
Total partners’ capital	178,675,249		187,959,324
Total liabilities and partners' capital	$187,097,504		$193,350,076
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$27,029.09	*	$27,036.43	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2023			December 31, 2022
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$429,862	0.2		$791,699	0.4
Currencies	-	-		(2,395)	(0.0)	*
Energy	(182,858)	(0.1)		(135,013)	(0.1)
Indices	2,001,034	1.1		(639,802)	(0.3)
Interest Rates	2,373,956	1.4		1,736	0.0	*
Metals	(19,155)	(0.0)	*	1,049,240	0.6
Total futures contracts - long	4,602,839	2.6		1,065,465	0.6
FUTURES CONTRACTS - Short:
Agricultural	506,994	0.3		(47,452)	(0.0)	*
Currencies	(1,390)	(0.0)	*	-	-
Energy	160,854	0.1		492,469	0.3
Indices	(379,772)	(0.3)		415,935	0.2
Interest Rates	(64,988)	(0.0)	*	2,651,866	1.4
Metals	(18,980)	(0.0)	*	3,650	0.0	*
Total futures contracts - short	202,718	0.1		3,516,468	1.9
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$4,805,557	2.7		$4,581,933	2.5
FORWARD CONTRACTS - Long:
Australian dollar	$114,785	0.1		$353,020	0.2
Brazilian real	340,160	0.2		(203,217)	(0.1)
Mexican peso	522,543	0.3		1,078,891	0.6
New Zealand dollar	193,904	0.1		(18,417)	(0.0)	*
South African rand	148,523	0.1		141,562	0.1
South Korean won	(5,829)	(0.0)	*	503,483	0.3
U.K. pound	241,695	0.1		(161,510)	(0.1)
Other	3,873,926	2.1		4,725,008	2.4
Total long forward contracts vs US Dollar	5,429,707	3.0		6,418,820	3.4
FORWARD CONTRACTS - Short:
Australian dollar	(202,155)	(0.1)		(1,062,676)	(0.6)
Brazilian real	(144,905)	(0.1)		(118,003)	(0.1)
Mexican peso	(55,726)	(0.0)	*	(154,635)	(0.1)
New Zealand dollar	(35,206)	(0.0)	*	(6,654)	(0.0)	*
South African rand	(119,151)	(0.1)		(193,270)	(0.1)
South Korean won	(288,486)	(0.2)		(1,664,169)	(0.9)
U.K. pound	(50,656)	(0.0)	*	(2,907)	(0.0)	*
Other	(8,594,571)	(4.8)		(6,137,521)	(3.2)
Total short forward contracts vs US Dollar	(9,490,856)	(5.3)		(9,339,835)	(5.0)
Forward contracts - Cross currencies - appreciation	1,845,000	1.0
Forward contracts - Cross currencies - depreciation	(2,378,667)	(1.3)		(1,702,831)	(0.9)
Forward contracts - Metal non US Dollar	(747,773)	(0.4)		(223,668)	(0.1)
	(1,281,440)	(0.7)		(1,926,499)	(1.0)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$(5,342,589)	(3.0)		$(4,847,514)	(2.6)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2023		December 31, 2022
	Principal	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $6,103,173 and $933,040, and upfront premiums received $nil, as at December 31, 2023 and December 31, 2022, respectively)		2,834,692	1.6	64,212	0.0*
Total swap agreements - short		2,834,692	1.6	64,212	0.0*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$2,834,692	1.6	$64,212	0.0*
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN CONTRACTS /AGREEMENTS		$2,297,660	1.3	$(201,369)	(0.1)
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 01/26/23	40,000,000	$—	—	$39,905,086	21.2
United States Treasury Bill 0% 05/18/23	35,000,000	—	—	34,412,237	18.4
United States Treasury Bill 0% 01/19/23	40,000,000	—	—	39,935,666	21.2
United States Treasury Bill 0% 05/25/23	40,000,000	—	—	39,292,605	20.9
United States Treasury Bill 0% 04/18/24	32,000,000	31,508,554	17.6	—	—
United States Treasury Bill 0% 04/11/24	35,000,000	34,497,749	19.3	—	—
United States Treasury Bill 0% 05/02/24	40,000,000	39,306,988	22.0	—	—
United States Treasury Bill 0% 05/09/24	30,000,000	29,453,004	16.5	—	—
Total U.S. government securities - long		134,766,295	75.4	153,545,594	81.7
TOTAL INVESTMENTS IN SECURITIES (COST $134,645,916 and $153,517,088 as at December 31, 2023 and December 31, 2022, respectively)		$134,766,295	75.4	$153,545,594	81.7

* A zero balance may reflect amounts rounding to less than 0.05%

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	2023	2022	2021
INVESTMENT INCOME:
Interest income	$9,051,778	$2,615,800	$93,648
Other income	9,785	118,486	-
Total investment income	$9,061,563	$2,734,286	$93,648
EXPENSES
Brokerage commissions	270,533	196,793	226,962
Interest expense - brokers	272,007	148,064	262,181
Administration fees	127,601	122,784	87,584
Professional fees	306,918	252,456	257,404
Shareholder expenses	20,999	132,000	132,000
Other expenses	52,138	60,352	67,649
Total expenses	1,050,196	912,449	1,033,780
Net investment income/(loss)	8,011,367	1,821,837	(940,132)
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(10,671,835)	30,719,489	28,645,606
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	175,413	147,591	(209,954)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	91,873	27,318	(4,045)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	2,499,029	(1,351,004)	(11,595,698)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(7,905,520)	29,543,394	16,835,909
NET INCOME/(LOSS)	$105,847	$31,365,231	$15,895,777
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)	$15.10	$4,464.36	$2,456.69
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	7,007.66	7,025.70	6,470.39

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	Limited Partners		General Partner		Total
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS' CAPITAL - January 1, 2023	$187,959,324	6,952	$-	-	$187,959,324	6,952
Subscriptions	11,869,000	435	-	-	11,869,000	435
Redemptions	(21,258,922)	(777)	-	-	(21,258,922)	(777)
Net income/(loss)	105,847	-	-	-	105,847	-
PARTNERS' CAPITAL - December 31, 2023	$178,675,249	6,610	$-	-	$178,675,249	6,610

PARTNERS' CAPITAL - January 1, 2022	$155,269,603	6,877	$-	-	$155,269,603	6,877
Subscriptions	13,481,992	526	-	-	13,481,992	526
Redemptions	(12,157,502)	(451)	-	-	(12,157,502)	(451)
Net income/(loss)	31,365,231	-	-	-	31,365,231	-
PARTNERS' CAPITAL - December 31, 2022	$187,959,324	6,952	$-	-	$187,959,324	6,952

PARTNERS' CAPITAL - January 1, 2021	$122,104,210	6,160	$-	-	$122,104,210	6,160
Subscriptions	26,940,884	1,151	-	-	26,940,884	1,151
Redemptions	(9,671,268)	(434)	-	-	(9,671,268)	(434)
Net income/(loss)	15,895,777	-	-	-	15,895,777	-
PARTNERS' CAPITAL - December 31, 2021	$155,269,603	6,877	$-	-	$155,269,603	6,877

* Amounts and units have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$105,847	$31,365,231	$15,895,777
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(346,639,016)	(391,242,848)	(229,954,243)
Amortization of premium/accretion of discount on securities	(6,833,334)	(2,194,171)	(51,681)
Sales/maturities of investments in securities	372,343,522	359,912,776	189,999,296
Net change in unrealized trading (appreciation)/depreciation on investments in securities	(91,873)	(27,318)	4,045
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(2,499,029)	1,351,004	11,595,698
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(34,589)	-	-
(Increase)/decrease in interest receivable	(26,648)	-	-
(Increase)/decrease in net premiums paid on credit default swap agreements	(5,170,133)	18,538,004	(15,052,292)
Increase/(decrease) in net premiums received on credit default swap agreements	-	(9,735,522)	9,735,522
Increase/(decrease) in due to brokers	-	(688,536)	567,971
Increase/(decrease) in accrued expenses and other liabilities	60,442	47,336	(5,035)
Net cash provided by/(used in) operating activities	11,215,189	7,325,956	(17,264,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	11,869,000	13,481,992	26,940,884
Payments on redemptions (net of change in redemptions payable)	(18,755,399)	(12,359,097)	(10,631,866)
Net cash provided by/(used in) financing activities	(6,886,399)	1,122,895	16,309,018
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND
RESTRICTED CASH	4,328,790	8,448,851	(955,924)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of year	34,192,818	25,743,967	26,699,891
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of year	$38,521,608	$34,192,818	$25,743,967
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the year	$272,007	$148,064	$262,181

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

Due from Brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). In general, the Brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Amounts due from brokers include local and foreign currency balances and balances posted as collateral. The amount of collateral held and included in due from brokers in the Statements of Financial Condition is described in the table below.

	December 31, 2023	December 31, 2022	December 31, 2021
As at December 31, 2023, 2022 and 2021, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$5,557,533	$1,644,483	$6,116,005
Due from brokers	32,964,075	32,548,335	19,627,962
Total cash, cash equivalents and restricted cash	$38,521,608	$34,192,818	$25,743,967

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at December 31, 2023 or December 31, 2022. The amount included in due to brokers in the Statements of Financial Condition is $0 as at December 31, 2023 and December 31, 2022, respectively.

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

Premiums and discounts on debt securities are amortized using the effective interest method and included within interest income in the Statements of Operations.

Derivative Contracts — In the normal course of business, the Trading Company enters into derivative contracts (“derivatives”) for trading purposes. Derivatives traded by the Trading Company include futures and forward contracts and swap agreements. The Trading Company records derivatives at fair value. Futures contracts, which are traded on a national exchange, are valued at the close price as of the valuation day, or if no sale occurred on such day, at the close price on the most recent date on which a sale occurred. Forward contracts, which are not traded on a national exchange, are valued at fair value using independent pricing services, which mainly use market observable inputs in their valuations. Swaps are contractual agreements between two parties to exchange streams of payments over time based on specified notional amounts. The Trading Company’s swap agreements may consist of interest rate swaps and credit default swaps. Swap agreements are valued at fair value using independent pricing services. Upfront premiums paid or received by the Trading Company upon entering a credit default swap agreement are treated as part of the cost/proceeds of the credit default swap agreement and are reflected as part of net premiums paid or received in the Statements of Financial Condition. Upon termination of a credit default swap transaction, the amount included in the cost is reversed and becomes part of realized gain or loss.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at December 31, 2023 and 2022, the Trading Company maintains cash balances with The Bank of New York Mellon. As at December 31, 2023, the Trading Company held foreign cash balances totaling $565,304 with a cost of $565,257, which are included in cash and cash equivalents. As at December 31, 2022, the Trading Company held foreign cash balances totaling $364,848 with a cost of $352,306, which are included in cash and cash equivalents. As at December 31, 2023 and 2022, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2023, 2022 and 2021. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2023, 2022, 2021.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

3.
LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2023, 2022 and 2021.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2023, 2022 and 2021.

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

4.
FAIR VALUE MEASUREMENTS

The Trading Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date under current market conditions. The fair value of the Trading Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented in the Statements of Financial Condition.

The inputs used to determine the fair value of the Trading Company’s investments are summarized in the three broad levels listed below:

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at December 31, 2023 and December 31, 2022, the Trading Company did not have any positions categorized as Level 3 investments in

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

the fair value hierarchy. The following is a summary categorization as at December 31, 2023 and December 31, 2022, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As at December 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$134,766,295	$-	$134,766,295	$-
Futures contracts	6,588,848	6,588,848	-	-
Forward contracts	12,154,169	-	12,154,169	-
Swap agreements*	2,834,692	-	2,834,692	-
Total Assets	156,344,004	6,588,848	149,755,156	-
Liabilities
Futures contracts	(1,783,291)	(1,783,291)	-	-
Forward contracts	(17,496,758)	-	(17,496,758)	-
Swap agreements*	-	-	-	-
Total Liabilities	(19,280,049)	(1,783,291)	(17,496,758)	-
Net Fair Value	$137,063,955	$4,805,557	$132,258,398	$-

	Fair Value Measurements
Investments	As at December 31, 2022	Level 1	Level 2	Level 3
Assets
Treasury bills	$153,545,594	$-	$153,545,594	$-
Futures contracts	5,759,519	5,759,519	-	-
Forward contracts	17,186,700	-	17,186,700	-
Swap agreements*	96,691	-	96,691	-
Total Assets	176,588,504	5,759,519	170,828,985	-
Liabilities
Futures contracts	(1,177,586)	(1,177,586)	-	-
Forward contracts	(22,034,214)	-	(22,034,214)	-
Swap agreements*	(32,479)	-	(32,479)	-
Total Liabilities	(23,244,279)	(1,177,586)	(22,066,693)	-
Net Fair Value	$153,344,225	$4,581,933	$148,762,292	$-

* The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at December 31, 2023 or 2022 based on the levels assigned at December 31, 2022 or 2021. The Trading Company did not hold any Level 3 investments as at or during the years ended December 31, 2023 or 2022.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at December 31, 2023, the Trading Company does not hold any open interest rate swap agreements.

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

Swap transactions involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the Statements of Financial Condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty or the clearing organization to the agreements may default on its obligation to perform or disagree as to the meaning of the contractual terms in the agreements, and that there may be unfavorable changes in interest rates and/or market values associated with these transactions.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As at December 31, 2023 and December 31, 2022, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2023		December 31, 2022
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$1,139,271	$250,375,000	$42,871	$115,000,000
101-250	-	-	-	-
251-350	989,885	27,593,750	-	-
351-450	705,536	30,000,000	-	-
450+	-	-	21,341	20,000,000
Total	$2,834,692	$307,968,750	$64,212	$135,000,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at December 31, 2023 and December 31, 2022, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the years ended December 31, 2023 and 2022, the Trading Company traded the following derivative contracts:

	For the years ended December 31,
Number of contracts traded/settled	2023	2022
Exchange-traded futures contracts	127,080	86,215
Forward contracts	134,343	98,141
Swap agreements	1,448	1,544

As at December 31, 2023 and 2022, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	December 31, 2023	December 31, 2022
Exchange-traded futures contracts	$896,912,015	$620,511,782
Commodity forward	$82	$—
Forward contracts	$1,892,070,290	$1,861,553,131
Swap agreements	$307,968,750	$135,000,000

The trading activity of open future, forward and swap contracts as at December 31, 2023 and 2022 is indicative of the trading activity throughout the respective years.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at December 31, 2023 and December 31, 2022, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at December 31, 2023 and December 31, 2022, may differ from the net liability amounts recorded as at December 31, 2023 and December 31, 2022, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at December 31, 2023 and December 31, 2022, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	December 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$11,931,505		$(16,526,321)
Metals		222,664		(970,437)
Total open forward contracts		12,154,169		(17,496,758)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		1,136,325		(199,469)
Currencies		-		(1,390)
Energy		553,822		(575,826)
Indices		2,360,232		(738,970)
Interest rates		2,381,264		(72,296)
Metals		157,205		(195,340)
Total open futures contracts		6,588,848		(1,783,291)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		2,834,692		-
Total open swap agreements		2,834,692		-
Total Derivatives		$21,577,709		$(19,280,049)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	December 31, 2022
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$17,050,115		$(21,673,961)
Metals		136,585		(360,253)
Total open forward contracts		17,186,700		(22,034,214)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		859,862		(115,615)
Currencies		-		(2,395)
Energy		615,290		(257,834)
Indices		536,912		(760,779)
Interest rates		2,694,565		(40,963)
Metals		1,052,890		-
Total open futures contracts		5,759,519		(1,177,586)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		96,691		(32,479)
Total open swap agreements		96,691		(32,479)
Total Derivatives		$23,042,910		$(23,244,279)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the years ended December 31,
	2023	2022	2021
Location of gain or loss recognized in income on derivatives	Gain/(Loss) on derivatives	Gain/(Loss) on derivatives	Gain/(Loss) on derivatives
Forward contracts
Currencies	$6,039,316	$12,079,076	$(4,247,442)
Metals	379	1,499,558	4,353,712
Net realized trading gains/(losses) on closed contracts/agreements	$6,039,695	$13,578,634	$106,270
Currencies	$29,030	$(4,443,276)	$(3,823,365)
Metals	(524,105)	(503,349)	(379,421)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$(495,075)	$(4,946,625)	$(4,202,786)
Futures contracts
Agricultural	$3,564,410	$(13,444)	$5,217,653
Currencies	(263,258)	809,209	(12,042)
Energy	(1,709,232)	8,264,010	19,674,172
Indices	(8,118,236)	(9,024,854)	4,483,689
Interest rates	(3,225,929)	21,837,907	(3,368,160)
Metals	(8,534,994)	(2,131,470)	(2,329,220)
Net realized trading gains/(losses) on closed contracts/agreements	$(18,287,239)	$19,741,358	$23,666,092
Agricultural	$192,609	$537,312	$(1,737,601)
Currencies	1,005	53,156	(93,730)
Energy	(379,460)	(13,675)	(218,122)
Indices	1,845,129	(1,056,145)	(292,879)
Interest rates	(344,634)	2,959,348	(620,270)
Metals	(1,091,025)	1,461,845	(1,235,985)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$223,624	$3,941,841	$(4,198,587)
Swap agreements
Credit default swaps	$1,484,470	$(2,314,861)	$1,666,271
Interest rate swaps	-	-	3,326,873
Net realized trading gains/(losses) on closed contracts/agreements	$1,484,470	$(2,314,861)	$4,993,144
Credit default swaps	$2,770,480	$(346,220)	$132,641
Interest rate swaps	-	-	(3,326,966)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$2,770,480	$(346,220)	$(3,194,325)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at December 31, 2023 and December 31, 2022, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

		Gross Amount	Net Amounts of Assets presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Offset in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,618,591	$(872,180)	$746,411	$-	$-	$746,411
Goldman Sachs	1,205,697	(568,651)	637,046	-	-	637,046
JPMorgan Chase	3,764,560	(342,460)	3,422,100	-	-	3,422,100
Total open futures contracts	$6,588,848	$(1,783,291)	$4,805,557	$-	$-	$4,805,557
Open forward contracts
BNP Paribas	$51,888	$(46,946)	$4,942	$-	$-	$4,942
Citigroup	3,183,511	(3,183,511)	-	-	-	-
HSBC	5,946,934	(5,946,934)	-	-	-	-
JPMorgan Chase	222,664	(222,664)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	2,749,172	(2,749,172)	-	-	-	-
Total open forward contracts	$12,154,169	$(12,149,227)	$4,942	$-	$-	$4,942
Open swap agreements
Barclays	$506,078	$-	$506,078	$-	$-	$506,078
Goldman Sachs	1,623,078	-	1,623,078	-	-	1,623,078
JPMorgan Chase	705,536	-	705,536	-	-	705,536
Total open swap agreements	$2,834,692	$-	$2,834,692	$-	$-	$2,834,692
As at December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$2,281,547	$(320,820)	$1,960,727	$-	$-	$1,960,727
Goldman Sachs	1,354,065	(417,312)	936,753	-	-	936,753
JPMorgan Chase	2,123,907	(439,454)	1,684,453	-	-	1,684,453
Total open futures contracts	$5,759,519	$(1,177,586)	$4,581,933	$-	$-	$4,581,933
Open forward contracts
Citigroup	$3,410,867	$(3,410,867)	$-	$-	$-	$-
HSBC	5,456,419	(5,456,419)	-	-	-	-
JPMorgan Chase	136,585	(136,585)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	8,182,829	(8,182,829)	-	-	-	-
Total open forward contracts	$17,186,700	$(17,186,700)	$-	$-	$-	$-
Open swap agreements
Goldman Sachs	$96,691	$-	$96,691	$-	$-	$96,691
Total open swap agreements	$96,691	$-	$96,691	$-	$-	$96,691

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

		Gross Amount	Net Amounts of Liabilities Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Offset in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$872,180	$(872,180)	$-	$-	$-	$-
Goldman Sachs	568,651	(568,651)	-	-	-	-
JPMorgan Chase	342,460	(342,460)	-	-	-	-
Total open futures contracts	$1,783,291	$(1,783,291)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$46,946	$(46,946)	$-	$-	$-	$-
Citigroup	3,945,510	(3,183,511)	761,999	-	(761,999)	-
HSBC	8,724,341	(5,946,934)	2,777,407	-	(2,777,407)	-
JPMorgan Chase	970,437	(222,664)	747,773	-	(747,773)	-
Natwest f/k/a Royal Bank of Scotland	3,809,524	(2,749,172)	1,060,352	-	(1,060,352)	-
Total open forward contracts	$17,496,758	$(12,149,227)	$5,347,531	$-	$(5,347,531)	$-
As at December 31, 2022
Open futures contracts
Bank of America Merrill Lynch	$320,820	$(320,820)	$-	$-	$-	$-
Goldman Sachs	417,312	(417,312)	-	-	-	-
JPMorgan Chase	439,454	(439,454)	-	-	-	-
Total open futures contracts	$1,177,586	$(1,177,586)	$-	$-	$-	$-
Open forward contracts
Citigroup	$4,326,434	$(3,410,867)	$915,567	$-	$(915,567)	$-
HSBC	7,470,117	(5,456,419)	2,013,698	-	(2,013,698)	-
JPMorgan Chase	360,253	(136,585)	223,668	-	(223,668)	-
Natwest f/k/a Royal Bank of Scotland	9,877,410	(8,182,829)	1,694,581	-	(1,694,581)	-
Total open forward contracts	$22,034,214	$(17,186,700)	$4,847,514	$-	$(4,847,514)	$-
Open swap agreements
Barclays	$19,449	$-	$19,449	$-	$(19,449)	$-
JPMorgan Chase	13,030	-	13,030	-	(13,030)	-
Total open swap agreements	$32,479	$-	$32,479	$-	$(32,479)	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Only the amount of the collateral up to the net amount of liabilities presented in the Statements of Financial Condition is disclosed above. The table below lists additional amounts of collateral pledged:

	As at	As at
	December 31, 2023	December 31, 2022
Additional collateral pledged
Open futures contracts
Bank of America Merrill Lynch	$5,801,301	$3,217,051
Open futures contracts and swap agreements
Goldman Sachs	7,637,073	8,559,755
Open forward contracts
BNP Paribas	200,000	-
Citigroup	941,260	1,255,091
HSBC	2,338,930	3,141,084
Natwest f/k/a Royal Bank of Scotland	1,859,705	3,056,874
Open futures, forward and swap agreements
JPMorgan Chase	7,162,250	5,753,382
Open swap agreements
Barclays	1,676,025	2,685,105
Total additional collateral pledged	$27,616,544	$27,668,342

6.
FINANCIAL GUARANTEES

The Trading Company enters into administrative and other professional service contracts that contain a variety of indemnifications. The Trading Company’s maximum exposure under these arrangements is not known; however, the Trading Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Per unit operating performance:
Beginning net asset value	$27,036.43	$22,576.55	$19,823.33
Income/(loss) from investment operations:
Net investment income/(loss)	1,150.57	260.77	(146.33)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	(1,157.91)	4,199.11	2,899.55
Total income/(loss) from investment operations	(7.34)	4,459.88	2,753.22
Ending net asset value	$27,029.09	$27,036.43	$22,576.55
Ratios to average partners' capital:
Expenses	0.55%	0.50%	0.71%
Net investment income/(loss)	4.20%	0.99%	(0.65)%
Total return	(0.03)%	19.75%	13.89%

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

The Trading Company reconsidered the guidance included in Accounting Standards Update (“ASU”) 2016-18 Statement of Cash Flows and determined that certain amounts included in Due from brokers in the Statements of Financial Condition met the definition of restricted cash for purposes of presentation and reconciliation in the Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 “Materiality” and 108 “Considering the Effects of Prior Year

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Trading Company concluded that these errors were immaterial, individually and in the aggregate, to the Statements of Cash Flows as presented in the Trading Company’s annual financial statements previously filed in the Trading Company’s 2022 and 2021 Annual Reports on Form 10-K. There was no impact to the Statements of Financial Condition, Condensed Schedule of Investments, Statements of Operations or Statements of Changes in Partners’ Capital for any period presented.

In preparing the Trading Company’s Statement of Cash Flows for the year ended December 31, 2023, the Trading Company made appropriate revisions to its Statements of Cash Flows for comparable prior periods presented.

The impact to the Statements of Cash Flows previously filed in Annual Reports on Form 10-K is as follows:

	For the year ended December 31, 2022
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	$(12,920,373)	$-	$12,920,373
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	1,644,483	1,644,483	-
Cash and cash equivalents - restricted	-	32,548,335	32,548,335
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the year	1,644,483	34,192,818	32,548,335
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the year	$6,116,005	$25,743,967	$19,627,962

	For the year ended December 31, 2021
Financial statement location	Prior to revision	Post revision	Impact
Statement of Cash Flows - Changes in operating assets and liabilities:
Due from brokers	$(4,435,930)	$-	$4,435,930
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) consists of:
Cash and cash equivalents - unrestricted	6,116,005	6,116,005	-
Cash and cash equivalents - restricted	-	19,627,962	19,627,962
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the end of the year	6,116,005	25,743,967	19,627,962
Statement of Cash Flows - Cash and cash equivalents (including restricted cash) at the beginning of the year	$11,507,859	$26,699,891	$15,192,032

9.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2023, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,440,000, and limited partner redemptions of $6,001,387.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.