Form 10-Q
period 2024-03-31
MAN AHL DIVERSIFIED I LP
filed 2024-05-13
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At March 31, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended March 31, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024
	(Unaudited)		December 31, 2023
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$92,409,378		$87,383,755
Due from Man-AHL Diversified Trading Company L.P.	1,261,929		608,772
Cash	—		50,000
Total assets	$93,671,307		$88,042,527
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,261,929		$608,772
Subscriptions received in advance	—		50,000
Management fees payable	230,761		215,707
Servicing fees payable	77,151		72,183
Accrued expenses and other liabilities	268,369		371,828
Total liabilities	1,838,210		1,318,490
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at March 31, 2024 and December 31, 2023)	1,013,188		897,609
Limited Partners - Class A Series 1 (11,149.10 and 11,847.00 units outstanding as at March 31, 2024 and December 31, 2023, respectively)	60,610,043		57,057,130
Limited Partners - Class A Series 2 (478.32 and 689.34 units outstanding as at March 31, 2024 and December 31, 2023, respectively)	3,138,286		3,994,356
Limited Partners - Class B Series 1 (4,979.98 and 5,144.34 units outstanding as at March 31, 2024 and December 31, 2023, respectively)	27,071,580		24,774,942
Total partners' capital	91,833,097		86,724,037
Total liabilities and partners' capital	$93,671,307		$88,042,527
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,436.32	*	$4,816.17	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,561.11	*	$5,794.47	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,436.08	*	$4,815.96	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2024	2023
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,080,601	$1,032,270
Other income	16,935	—
Brokerage commissions	(36,690)	(26,993)
Interest expense - brokers	(55,900)	(26,050)
Administration fees	(18,573)	(16,286)
Professional fees	(40,942)	(31,367)
Shareholder expenses	(16,032)	(6,498)
Other expenses	(6,057)	(6,249)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	923,342	918,827
PARTNERSHIP EXPENSES:
Management fees	659,149	708,229
Servicing fees	220,511	236,969
Professional fees	61,000	58,548
Other expenses	53,629	54,478
Total partnership expenses	994,289	1,058,224
Net investment income/(loss)	(70,947)	(139,397)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	5,103,444	(5,739,277)
Net change in unrealized trading appreciation/(depreciation) on securities	36,911	(3,960)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	5,576,250	508,851
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	10,716,605	(5,234,386)
NET INCOME/(LOSS)	$10,645,658	$(5,373,783)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$606.03	$(283.05)
CLASS A Series 2	$720.20	$(317.73)
CLASS B Series 1	$614.20	$(280.75)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	11,680.77	12,682.27
CLASS A Series 2	622.46	717.49
CLASS B Series 1	5,077.30	5,542.49

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS’ CAPITAL
January 1, 2024	$57,057,130	$11,847	$897,609	$186	$3,994,356	$689	$24,774,942	$5,144	$86,724,037	$17,867
Subscriptions	165,000	33	—	—	—	—	—	—	165,000	33
Redemptions	(3,575,413)	(731)	—	—	(1,304,367)	(211)	(821,818)	(164)	(5,701,598)	(1,106)
Net income/(loss)	6,963,326	—	115,579	—	448,297	—	3,118,456	—	10,645,658	—
PARTNERS’ CAPITAL
March 31, 2024	$60,610,043	$11,149	$1,013,188	$186	$3,138,286	$478	$27,071,580	$4,980	$91,833,097	$16,794
PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	$12,423	$940,620	$186	$4,302,440	$717	$28,035,699	$5,555	$95,974,747	$18,882
Subscriptions	700,000	137	—	—	—	—	—	—	700,000	137
Redemptions	(422,050)	(85)	—	—	—	—	(436,434)	(89)	(858,484)	(174)
Net income/(loss)	(3,537,135)	—	(52,627)	—	(227,968)	—	(1,556,053)	—	(5,373,783)	—
PARTNERS’ CAPITAL
March 31, 2023	$59,436,803	$12,475	$887,993	$186	$4,074,472	$717	$26,043,212	$5,466	$90,442,480	$18,845

* Amounts have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,645,658	$(5,373,783)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(165,000)	—
Sales of investments in Man-AHL Diversified Trading Company L.P.	6,126,167	860,965
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(11,639,947)	4,315,559
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	15,054	(12,956)
Increase/(decrease) in servicing fees payable	4,968	(4,335)
Increase/(decrease) in accrued expenses and other liabilities	(103,459)	82,810
Net cash provided by/(used in) operating activities	4,883,441	(131,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance)	115,000	700,000
Payments on redemptions (net of change in redemptions payable)	(5,048,441)	(568,260)
Net cash provided by/(used in) financing activities	(4,933,441)	131,740
NET INCREASE/(DECREASE) IN CASH	(50,000)	—
CASH - Beginning of period	50,000	—
CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2024, and the results of its operations for the three month periods ended March 31, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

As at March 31, 2024 and December 31, 2023, the Partnership owned 2,996.24 and 3,232.95 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at March 31, 2024 and December 31, 2023 was 48.20% and 48.91%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of March 31, 2024 and December 31, 2023, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three month periods ended March 31, 2024 and 2023, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As of March 31, 2024 and 2023, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended March 31, 2024 and 2023.

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

Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2024 and 2023. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2024 and 2023.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72
Income/(loss) from investment operations:
Net investment income/(loss)	(4.77)	14.37	(4.76)	(8.01)	9.12	(8.03)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	624.92	752.27	624.88	(274.37)	(326.85)	(274.32)
Total income/(loss) from investment operations	620.15	766.64	620.12	(282.38)	(317.73)	(282.35)
Ending net asset value	$5,436.32	$6,561.11	$5,436.08	$4,764.57	$5,678.75	$4,764.37
Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.36%	4.00%	5.35%	4.95%	3.70%	4.96%
Total expenses	5.36%	4.00%	5.35%	4.95%	3.70%	4.96%
Net investment income/(loss)	(0.38)%	0.94%	(0.38)%	(0.64)%	0.61%	(0.64)%
Total return[2]:
Total return before incentive fees	12.88%	13.23%	12.88%	(5.60)%	(5.30)%	(5.59)%
Total return after incentive fees	12.88%	13.23%	12.88%	(5.60)%	(5.30)%	(5.59)%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2024, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $250,000 and limited partner redemptions of $1,374,156.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At March 31, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended March 31, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024
	(Unaudited)		December 31, 2023
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$8,433,926		$4,805,557
Net unrealized trading appreciation on open forward contracts	5,601,971		4,942
Net unrealized trading appreciation on open swap agreements	1,258,190		2,834,692
Net premiums paid on credit default swap agreements	9,590,084		6,103,173
Due from brokers	39,831,420		32,998,664
Total equity in trading accounts	64,715,591		46,747,028
Cash and cash equivalents	12,429,320		5,557,533
Investment in securities, at fair value (cost $121,530,895 and $134,645,916 at March 31, 2024 and December 31, 2023, respectively)	121,574,511		134,766,295
Interest receivable	51,153		26,648
Total assets	$198,770,575		$187,097,504
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$783,490		$5,347,531
Net premiums received on credit default swap agreements	1,074,729		—
Due to brokers	66		—
Redemptions payable to Man-AHL Diversified I L.P.	1,261,929		608,772
Redemptions payable to Man-AHL Diversified II L.P.	3,551,250		2,047,191
Accrued expenses and other liabilities	388,621		418,761
Total liabilities	7,060,085		8,422,255
PARTNERS' CAPITAL:
Limited Partners (6,215.95 and 6,610.48 units outstanding as at March 31, 2024 and December 31, 2023, respectively)	191,710,490		178,675,249
Total partners’ capital	191,710,490		178,675,249
Total liabilities and partners' capital	$198,770,575		$187,097,504
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$30,841.73	*	$27,029.09	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2024 (Unaudited)			December 31, 2023
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$1,055,055	0.6		$429,862	0.2
Currencies	34,893	0.0	*	—	—
Energy	1,060,963	0.5		(182,858)	(0.1)
Indices	4,515,646	2.4		2,001,034	1.1
Interest Rates	224,865	0.1		2,373,956	1.4
Metals	938,615	0.5		(19,155)	(0.0)	*
Total futures contracts - long	7,830,037	4.1		4,602,839	2.6
FUTURES CONTRACTS - Short:
Agricultural	(866,717)	(0.5)		506,994	0.3
Currencies	—	—		(1,390)	(0.0)	*
Energy	1,036,177	0.5		160,854	0.1
Indices	20,744	0.0	*	(379,772)	(0.3)
Interest Rates	452,545	0.3		(64,988)	(0.0)	*
Metals	(38,860)	(0.0)	*	(18,980)	(0.0)	*
Total futures contracts - short	603,889	0.3		202,718	0.1
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$8,433,926	4.4		$4,805,557	2.7
FORWARD CONTRACTS - Long:
Australian dollars	$(9,181)	(0.0)	*	$114,785	0.1
Brazilian real	(187,819)	(0.1)		340,160	0.2
Mexican peso	1,350,850	0.7		522,543	0.3
New Zealand dollars	(434,000)	(0.2)		193,904	0.1
South African rand	(53,934)	(0.0)	*	148,523	0.1
South Korean won	(272,343)	(0.1)		(5,829)	(0.0)	*
U.K. pound	(526,566)	(0.4)		241,695	0.1
Other	(2,511,201)	(1.3)		3,873,926	2.1
Total long forward contracts vs US Dollar	(2,644,194)	(1.4)		5,429,707	3.0
FORWARD CONTRACTS - Short:
Australian dollars	96,339	0.1		(202,155)	(0.1)
Brazilian real	20,149	0.0	*	(144,905)	(0.1)
Mexican peso	(51,635)	(0.0)	*	(55,726)	(0.0)	*
New Zealand dollars	442,596	0.1		(35,206)	(0.0)	*
South African rand	(36,452)	(0.0)	*	(119,151)	(0.1)
South Korean won	915,626	0.5		(288,486)	(0.2)
U.K. pound	213,644	0.1		(50,656)	(0.0)	*
Other	6,146,437	3.2		(8,594,571)	(4.8)
Total short forward contracts vs US Dollar	7,746,704	4.0		(9,490,856)	(5.3)
Forward contracts - Cross currencies - appreciation	1,971,940	1.1		1,845,000	1.0
Forward contracts - Cross currencies - depreciation	(1,472,479)	(0.8)		(2,378,667)	(1.3)
Forward contracts - Metal non US Dollar	(783,490)	(0.4)		(747,773)	(0.4)
	(284,029)	(0.1)		(1,281,440)	(0.7)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$4,818,481	2.5		$(5,342,589)	(3.0)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2024 (Unaudited)			December 31, 2023
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $1,074,729 and $nil, as of March 31, 2024 and December 31, 2023, respectively)		$(37,627)	(0.0)	*	$—	—
Total swap agreements - long		(37,627)	(0.0)		—	—
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $9,590,084 and $6,103,173, and upfront premiums received $nil and $nil, as of March 31, 2024 and December 31, 2023, respectively)		1,295,817	0.7		2,834,692	1.6
Total swap agreements - short		1,295,817	0.7		2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$1,258,190	0.7		$2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$14,510,597	7.6		$2,297,660	1.3
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 04/18/24	32,000,000	$31,920,412	16.6		$31,508,554	17.6
United States Treasury Bill 0% 04/11/24	30,000,000	29,956,490	15.6		34,497,749	19.3
United States Treasury Bill 0% 05/02/24	30,000,000	29,864,072	15.6		39,306,988	22.0
United States Treasury Bill 0% 05/09/24	30,000,000	29,833,537	15.6		29,453,004	16.5
Total U.S. government securities - long		121,574,511	63.4		134,766,295	75.4
TOTAL INVESTMENT IN SECURITIES (COST $121,530,895 and $134,645,916 at March 31, 2024 and December 31, 2023, respectively)		$121,574,511	63.4		$134,766,295	75.4

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2024	2023
INVESTMENT INCOME:
Interest income	$2,245,584	$2,053,406
Other income	35,402	—
Total investment income	2,280,986	2,053,406
EXPENSES
Brokerage commissions	76,395	53,782
Interest expense - brokers	116,328	51,817
Administration fees	38,608	32,389
Professional fees	85,283	62,371
Shareholder expenses	33,325	12,818
Other expenses	12,573	12,424
Total expenses	362,512	225,601
Net investment income/(loss)	1,918,474	1,827,805
NET REALIZED GAINS/LOSSES AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	10,853,096	(11,539,606)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(459,512)	(92,404)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	(76,763)	(7,873)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	12,212,937	1,109,647
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	22,529,758	(10,530,236)
NET INCOME/(LOSS)	$24,448,232	$(8,702,431)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$3,715.24	$(1,227.84)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,580.52	7,087.60

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Limited Partners		General Partner		Total
	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	$6,610	$—	—	$178,675,249	$6,610
Subscriptions	1,439,999	52	—	—	1,439,999	52
Redemptions	(12,852,990)	(447)	—	—	(12,852,990)	(447)
Net income/(loss)	24,448,232	—	—	—	24,448,232	—
PARTNERS' CAPITAL - March 31, 2024	$191,710,490	$6,216	$—	—	$191,710,490	$6,216
PARTNERS' CAPITAL - January 1, 2023	$187,959,324	$6,952	$—	—	$187,959,324	$6,952
Subscriptions	4,876,168	178	—	—	4,876,168	178
Redemptions	(1,951,631)	(73)	—	—	(1,951,631)	(73)
Net income/(loss)	(8,702,431)	—	—	—	(8,702,431)	—
PARTNERS' CAPITAL - March 31, 2023	$182,181,430	$7,057	$—	—	$182,181,430	$7,057

* Amounts have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$24,448,232	$(8,702,431)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	—	(73,477,588)
Amortization of premium/accretion of discount on securities	(1,694,291)	(1,617,856)
Sales/maturities of investments in securities	14,809,312	84,950,084
Net change in unrealized trading (appreciation)/depreciation on investments in securities	76,763	7,873
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(12,212,937)	(1,109,647)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	4,865	(530,661)
(Increase)/decrease in interest receivable	(24,505)	—
(Increase)/decrease in net premiums paid on credit default swap agreements	(3,486,911)	(57,196)
Increase/(decrease) in net premiums received on credit default swap agreements	1,074,729	—
Increase/(decrease) in due to brokers	66	704,756
Increase/(decrease) in accrued expenses and other liabilities	(30,140)	36,524
Net cash provided by/(used in) operating activities	22,965,183	203,858
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,439,999	4,876,168
Payments on redemptions (net of change in redemptions payable)	(10,695,774)	(1,045,170)
Net cash provided by/(used in) financing activities	(9,255,775)	3,830,998
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,709,408	4,034,856
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	38,521,608	34,192,818
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$52,231,016	$38,227,674
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$116,328	$51,817

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2024, and the results of its operations for the three month periods ended March 31, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

	March 31, 2024	December 31, 2023	March 31, 2023
As at March 31, 2024, December 31, 2023 and March 31, 2023, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$12,429,320	$5,557,533	$12,083,459
Due from brokers	39,801,696	32,964,075	26,144,215
Total cash, cash equivalents and restricted cash	$52,231,016	$38,521,608	$38,227,674

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of March 31, 2024. The amount included in due to brokers in the Statements of Financial Condition is $66 and $0 as of March 31, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of March 31, 2024 and December 31, 2023, the Trading Company maintains cash balances with The Bank of New York Mellon. As of March 31, 2024, the Trading Company held foreign cash balances of $11,589 with a cost of $11,581, which are included in cash and cash equivalents. As of December 31, 2023, the Trading Company held foreign cash balances totaling $565,304 with a cost of $565,257, which are included in cash and cash equivalents. As of March 31, 2024 and December 31, 2023, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2024 and 2023. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended March 31, 2024 and 2023.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2024 and December 31, 2023.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2024 and 2023.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2024 and December 31, 2023, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of March 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$121,574,511	$—	$121,574,511	$—
Futures contracts	10,769,162	10,769,162	—	—
Forward contracts	11,709,837	—	11,709,837	—
Swap agreements*	1,295,817	—	1,295,817	—
Total Assets	145,349,327	10,769,162	134,580,165	—
Liabilities
Futures contracts	(2,335,236)	(2,335,236)	—	—
Forward contracts	(6,891,356)	—	(6,891,356)	—
Swap agreements*	(37,627)	—	(37,627)	—
Total Liabilities	(9,264,219)	(2,335,236)	(6,928,983)	—
Net Fair Value	$136,085,108	$8,433,926	$127,651,182	$—

	Fair Value Measurements
Investments	As of December 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$134,766,295	$—	$134,766,295	$—
Futures contracts	6,588,848	6,588,848	—	—
Forward contracts	12,154,169	—	12,154,169	—
Swap agreements*	2,834,692	—	2,834,692	—
Total Assets	156,344,004	6,588,848	149,755,156	—
Liabilities
Futures contracts	(1,783,291)	(1,783,291)	—	—
Forward contracts	(17,496,758)	—	(17,496,758)	—
Total Liabilities	(19,280,049)	(1,783,291)	(17,496,758)	—
Net Fair Value	$137,063,955	$4,805,557	$132,258,398	$—

* The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2024 or 2023 based on the levels assigned at December 31, 2023 or 2022.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As of the period ended March 31, 2024, the Trading Company does not hold any open interest rate swap agreements.

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

As of March 31, 2024 and December 31, 2023, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2024		December 31, 2023
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$66,238	$220,000,000	$1,139,271	$250,375,000
101-250	—	—	—	—
251-350	1,229,579	70,000,000	989,885	27,593,750
351-450	—	—	705,536	30,000,000
450+	—	—	—	—
Total	$1,295,817	$290,000,000	$2,834,692	$307,968,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of March 31, 2024 and December 31, 2023, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three months ended March 31, 2024 and 2023, the Trading Company traded the following derivative contracts:

	For the three months ended March 31,
Number of contracts traded/settled	2024	2023
Exchange-traded futures contracts	26,436	23,256
Forward contracts	61,688	28,563
Swap agreements	180	404

As of March 31, 2024 and December 31, 2023, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	March 31, 2024	December 31, 2023
Exchange-traded futures contracts	$2,093,742,089	$896,912,015
Commodity forward	$136	$82
Forward contracts	$2,922,894,192	$1,892,070,290
Swap agreements	$314,456,000	$307,968,750

The trading activity of open future, forward and swap contracts as of March 31, 2024 and December 31, 2023 is indicative of the trading activity throughout the three month periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a

“trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2024 and December 31, 2023, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of March 31, 2024 and December 31, 2023, may differ from the net liability amounts recorded as of March 31, 2024 and December 31, 2023, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2024 and December 31, 2023, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	March 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$11,660,701	Gross unrealized trading depreciation on open forward contracts	$(6,058,730)
Metals		49,136		(832,626)
Total open forward contracts		11,709,837		(6,891,356)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,183,541	Gross unrealized trading depreciation on open futures contracts	(995,203)
Currencies		34,893		—
Energy		2,296,157		(199,017)
Indices		4,618,814		(82,424)
Interest rates		1,673,712		(996,302)
Metals		962,045		(62,290)
Total open futures contracts		10,769,162		(2,335,236)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	1,295,817	Gross unrealized trading depreciation on open swap agreements	(37,627)
Total open swap agreements		1,295,817		(37,627)
Total Derivatives		$23,774,816		$(9,264,219)

	December 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$11,931,505	Gross unrealized trading depreciation on open forward contracts	$(16,526,321)
Metals		222,664		(970,437)
Total open forward contracts		12,154,169		(17,496,758)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,136,325	Gross unrealized trading depreciation on open futures contracts	(199,469)
Currencies		—		(1,390)
Energy		553,822		(575,826)
Indices		2,360,232		(738,970)
Interest rates		2,381,264		(72,296)
Metals		157,205		(195,340)
Total open futures contracts		6,588,848		(1,783,291)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	2,834,692	Gross unrealized trading depreciation on open swap agreements	—
Total open swap agreements		2,834,692		—
Total Derivatives		$21,577,709		$(19,280,049)

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended March 31,
	2024	2023
	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives
Forward contracts
Currencies	$(4,935,700)	$(2,059,133)
Metals	(839,213)	(171,775)
Net realized trading gains/(losses) on closed contracts/agreements	$(5,774,913)	$(2,230,908)
Currencies	$10,196,787	$5,387,377
Metals	(35,717)	(159,695)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$10,161,070	$5,227,682
Futures contracts
Agricultural	$5,093,160	$624,904
Currencies	(23,581)	(65,238)
Energy	1,181,751	(526,843)
Indices	9,903,101	(2,565,282)
Interest rates	(1,332,661)	(5,373,234)
Metals	(2,043,040)	(628,820)
Net realized trading gains/(losses) on closed contracts/agreements	$12,778,730	$(8,534,513)
Agricultural	$(748,518)	$278,936
Currencies	36,283	2,273
Energy	2,119,144	(241,231)
Indices	2,915,128	43,538
Interest rates	(1,631,558)	(3,116,018)
Metals	937,890	(1,141,307)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$3,628,369	$(4,173,809)
Swap agreements
Credit default swaps	$3,602,257	$(834,509)
Net realized trading gains/(losses) on closed contracts/agreements	$3,602,257	$(834,509)
Credit default swaps	$(1,576,502)	$55,774
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(1,576,502)	$55,774

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of March 31, 2024 and December 31, 2023, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$4,244,171	$(1,403,632)	$2,840,539	$—	$—	$2,840,539
Goldman Sachs	2,542,670	(353,435)	2,189,235	—	—	2,189,235
JPMorgan Chase	3,982,321	(578,169)	3,404,152	—	—	3,404,152
Total open futures contracts	$10,769,162	$(2,335,236)	$8,433,926	$—	$—	$8,433,926
Open forward contracts
BNP Paribas	$50,204	$(35,476)	$14,728	$—	$—	$14,728
Citigroup	3,120,374	(1,297,658)	1,822,716	—	—	1,822,716
HSBC	6,152,870	(3,196,690)	2,956,180	—	—	2,956,180
JPMorgan Chase	49,136	(49,136)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	2,337,253	(1,528,906)	808,347	—	—	808,347
Total open forward contracts	$11,709,837	$(6,107,866)	$5,601,971	$—	$—	$5,601,971
Open swap agreements
Barclays	$39,456	$—	$39,456	$—	$—	$39,456
Goldman Sachs	60,905	—	60,905	—	—	60,905
JPMorgan Chase	1,195,456	(37,627)	1,157,829	—	—	1,157,829
Total open swap agreements	$1,295,817	$(37,627)	$1,258,190	$—	$—	$1,258,190
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,618,591	$(872,180)	$746,411	$—	$—	$746,411
Goldman Sachs	1,205,697	(568,651)	637,046	—	—	637,046
JPMorgan Chase	3,764,560	(342,460)	3,422,100	—	—	3,422,100
Total open futures contracts	$6,588,848	$(1,783,291)	$4,805,557	$—	$—	$4,805,557
Open forward contracts
BNP Paribas	$51,888	$(46,946)	$4,942	$—	$—	$4,942
Citigroup	3,183,511	(3,183,511)	—	—	—	—
HSBC	5,946,934	(5,946,934)	—	—	—	—
JPMorgan Chase	222,664	(222,664)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	2,749,172	(2,749,172)	—	—	—	—
Total open forward contracts	$12,154,169	$(12,149,227)	$4,942	$—	$—	$4,942
Open swap agreements
Barclays	$506,078	$—	$506,078	$—	$—	$506,078
Goldman Sachs	1,623,078	—	1,623,078	—	—	1,623,078
JPMorgan Chase	705,536	—	705,536	—	—	705,536
Total open swap agreements	$2,834,692	$—	$2,834,692	$—	$—	$2,834,692

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,403,632	$(1,403,632)	$—	$—	$—	$—
Goldman Sachs	353,435	(353,435)	—	—	—	—
JPMorgan Chase	578,169	(578,169)	—	—	—	—
Total open futures contracts	$2,335,236	$(2,335,236)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$35,476	$(35,476)	$—	$—	$—	$—
Citigroup	1,297,658	(1,297,658)	—	—	—	—
HSBC	3,196,690	(3,196,690)	—	—	—	—
JPMorgan Chase	832,626	(49,136)	783,490	—	(783,490)	—
Natwest f/k/a Royal Bank of Scotland	1,528,906	(1,528,906)	—	—	—	—
Total open forward contracts	$6,891,356	$(6,107,866)	$783,490	$—	$(783,490)	$—
Open swap agreements
JPMorgan Chase	$37,627	$(37,627)	$—	$—	$—	$—
Total open swap agreements	$37,627	$(37,627)	$—	$—	$—	$—
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$872,180	$(872,180)	$—	$—	$—	$—
Goldman Sachs	568,651	(568,651)	—	—	—	—
JPMorgan Chase	342,460	(342,460)	—	—	—	—
Total open futures contracts	$1,783,291	$(1,783,291)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$46,946	$(46,946)	$—	$—	$—	$—
Citigroup	3,945,510	(3,183,511)	761,999	—	(761,999)	—
HSBC	8,724,341	(5,946,934)	2,777,407	—	(2,777,407)	—
JPMorgan Chase	970,437	(222,664)	747,773	—	(747,773)	—
Natwest f/k/a Royal Bank of Scotland	3,809,524	(2,749,172)	1,060,352	—	(1,060,352)	—
Total open forward contracts	$17,496,758	$(12,149,227)	$5,347,531	$—	$(5,347,531)	$—

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Per unit operating performance:
Beginning net asset value	$27,029.09	$27,036.43
Income/(loss) from investment operations:
Net investment income/(loss)	294.26	259.37
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	3,518.38	(1,480.22)
Total income/(loss) from investment operations	3,812.64	(1,220.85)
Ending net asset value	$30,841.73	$25,815.58
Ratios to average partners' capital[1]:
Expenses	0.79%	0.47%
Net investment income/(loss)	4.16%	3.84%
Total return[2]	14.11%	(4.52)%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2024, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,660,001, and limited partner redemptions of $2,202,168.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 22, 2024.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2024. The Partnership’s capitalization was $ 91,833,097 as of March 31, 2024. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$2,302,355.83	2.51%
Bonds	$2,658,046.50	2.89%
Credit	$4,724,360.04	5.14%
Currencies	$7,605,838.17	8.28%
Energy	$3,081,343.23	3.36%
Interest rates	$2,305,862.39	2.51%
Metals	$2,079,511.89	2.26%
Stock indices	$7,095,757.58	7.73%
Total*	$31,853,075.63	34.69%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended March 31, 2024:

31-March-24
Ending Equity	$91,833,097

Three months ended March 31, 2024:

Net assets increased $ 5,109,060 for the three months ended March 31, 2024. This increase was attributable to subscriptions in the amount of $ 165,000, redemptions in the amount of $5,701,598 and a net gain from operations of $ 10,645,658.

Management Fees of $ 659,149 and servicing fees of $ 220,511 were paid or accrued, and interest of $1,080,601 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2024.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2024 were $ 288,823.

The Partnership ended January in the red net of fees, with gains from equity trading offset by losses in credit, commodities, FX and fixed income. Long positions in the Nikkei and Tokyo Stock Exchange Index were top performers for the Partnership, though a long position in the Korean Kospi generated offsetting losses. In currency trading, shorts in both the Japanese Yen and South Korean Won against the US dollar were also profitable, though losses were seen in other positions, notably a long in the New Zealand dollar against the US dollar. Commodity trading, while largely flat, had some of the Partnership’s worst performing positions, including shorts in natural gas, gold and copper. In fixed income, the Partnership’s net long exposure accounted for most of the Partnership’s losses for the month.

In February, the Partnership returned positive net of fees, with gains across asset classes led by equities and commodities. The Partnership’s long positions in equities did well with boosts from the S&P500 and Taiwanese indices. Losses were incurred from shorts in the Hang Seng and Chinese equities. Long credit positions were similarly accretive, driven by European and US high-yielding names. Within commodities, trading in agricultural performed best driven by a short position in corn, whose price fell steadily after a supply and storage surplus, and a long position in cocoa whose price rose significantly. In energies, gains accrued from a short in natural gas, while metals trading detracted, led by copper. In currency, the US dollar’s increasing value generated gains for the Partnership’s long USD crosses, with the top performer coming against the Japanese yen. Losses were incurred in the British pound and the New Zealand dollar. Fixed income trading was positive, with gains from short positions in short duration instruments, including SOFR and 2-year German bonds. Losses were incurred from long positions in Italian bonds.

The Partnership finished the quarter with positive performance in March net of fees, with gains led by equities and currencies, and offsetting losses from fixed income. The Partnership’s long positioning in equity indices, particularly in Taiwan, generated gains.

Losses were incurred form short positions in the Hang Seng and FTSE China A50 indices. Similar aggregate long positions in credit were also accretive, most notably in US investment-grade and high-yield indices. Trading in currency markets was beneficial in aggregate. The Mexican peso outperformed the US dollar, which was beneficial for the Partnership’s long exposure. Short positions in the Japanese yen against multiple currencies generated gains as the currency continued to decline. Losses were experienced trading the Israeli shekel and British pound against the US dollar. Commodities trading was positive in aggregate. Energies returned a positive attribution, driven by a short in US natural gas and long positions in crude oil, whose price rose. The price of gold hit an all-time high, which was positive for the Partnership’s long position. Losses from shorts in soybeans and corn took performance across agricultural into the negative despite a positive attribution from long cocoa. Fixed income trading finished the month negative as well, and flat aggregate net positions. The Italian 10-year bund futures performed positively, while a short position in SONIA generated a loss.

Periods Ended March 31, 2023:

31-March-23
Ending Equity	$90,442,480

Three months ended March 31, 2023:

Net assets decreased $5,532,267 for the three months ended March 31, 2023. This decrease was attributable to subscriptions in the amount of $700,000, redemptions in the amount of $858,484 and a net loss from operations of $5,373,783.

Management fees of $708,229 and servicing fees of $236,969 were paid or accrued, and interest of $1,032,270 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances, for the nine months ended March 31, 2023.

The Partnership’s other expenses paid or accrued for the nine months ended March 31, 2023 were $113,026.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2024. As of March 31, 2024, the Partnership’s average quarter-end capitalization was $91,833,097.

Quarter-Ended March 31, 2024
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$2,302,355.83	2.51%	$2,302,355.83	$2,302,355.83
Bonds	$2,658,046.50	2.89%	$2,658,046.50	$2,658,046.50
Credit	$4,724,360.04	5.14%	$4,724,360.04	$4,724,360.04
Currencies	$7,605,838.17	8.28%	$7,605,838.17	$7,605,838.17
Energies	$3,081,343.23	3.36%	$3,081,343.23	$3,081,343.23
Interest rates	$2,305,862.39	2.51%	$2,305,862.39	$2,305,862.39
Metals	$2,079,511.89	2.26%	$2,079,511.89	$2,079,511.89
Stock indices	$7,095,757.58	7.73%	$7,095,757.58	$7,095,757.58
Total*	$31,853,075.63	34.69%	$31,853,075.63	$31,853,075.63

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2024. Average capitalization is the Partnership’s average quarter-end capitalization for the three months ended March 31, 2024.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion of its assets in U.S. government securities (U.S Treasury Bills) and interest-bearing bank accounts. These investments are placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk).

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2024, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Italy, Japan, and Australia. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2024 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, South Korean Won, Mexican Peso, Swiss Franc, and Chilean Peso.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of March 31, 2024, the Partnership’s primary exposures were in the Korean Kospi Index, Taiwan MSCI Index, Swedish OMX Index, Tokyo Stock Exchange Index, and Australian SPI 200 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2024, the Partnership’s primary metals market exposures were in Gold, Copper, Silver, and Zinc.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, Soybeans, Wheat and Soymeal accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2024.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2024, the main exposures were in US Natural Gas, Crude Oil, Gasoline and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2024.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Enhanced Regulation of the OTC Derivatives Markets. The European Market Infrastructure Regulation (“EMIR”) seeks comprehensively to regulate the OTC derivatives market in Europe including, in particular, imposing mandatory central clearing, trade reporting and, for non-centrally cleared trades, risk management obligations on counterparties. Similarly, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in July 2010, includes provisions that substantially increase the regulation of the OTC derivatives markets. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. For example, certain interest rate swaps, including certain foreign exchange forwards defined as swaps by the CFTC, and credit default index swaps are required by the CFTC to be submitted for clearing if traded by U.S. persons. These OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, the Securities and Exchange Commission (the “SEC”) and/or federal prudential regulators. OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they are allowed to do for uncleared OTC trades. This has further increases the dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

The CFTC also requires certain derivatives transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures exchange or swap execution facility. Similarly, under EMIR, European regulators may require a substantial proportion of such derivatives transactions to be bought on exchange and/or centrally cleared. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Partnership and/or the Trading Company, to enter into highly tailored or customized transactions. The overall impact of EMIR and the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to these new regulatory regimes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended March 31, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
January 2024	$50,000	$—	$—
February 2024	$—	$—	$—
March 2024	$115,000	$—	$—
TOTAL	$165,000	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2024	$2,413,390	$—	$440,764
February 2024	$369,649	$1,163,264	$52,603
March 2024	$792,375	$141,103	$328,451
TOTAL	$3,575,413	$1,304,367	$821,818

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

The following exhibits are included herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2024.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer