Form 10-Q
period 2024-06-30
MAN AHL DIVERSIFIED I LP
filed 2024-08-12
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At June 30, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended June 30, 2024 and 2023 (unaudited) and for the six month periods ended June 30, 2024 and 2023 (unaudited)
(c)
For the six month periods ended June 30, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024
	(Unaudited)		December 31, 2023
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$91,180,352		$87,383,755
Due from Man-AHL Diversified Trading Company L.P.	461,815		608,772
Cash	—		50,000
Total assets	$91,642,167		$88,042,527
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$461,815		$608,772
Subscriptions received in advance	—		50,000
Management fees payable	226,011		215,707
Servicing fees payable	75,561		72,183
Accrued expenses and other liabilities	171,672		371,828
Total liabilities	935,059		1,318,490
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at June 30, 2024 and December 31, 2023)	1,024,190		897,609
Limited Partners - Class A Series 1 (10,851.11 and 11,847.00 units outstanding as at June 30, 2024 and December 31, 2023, respectively)	59,630,631		57,057,130
Limited Partners - Class A Series 2 (478.32 and 689.34 units outstanding as at June 30, 2024 and December 31, 2023, respectively)	3,182,323		3,994,356
Limited Partners - Class B Series 1 (4,889.79 and 5,144.34 units outstanding as at June 30, 2024 and December 31, 2023, respectively)	26,869,964		24,774,942
Total partners' capital	90,707,108		86,724,037
Total liabilities and partners' capital	$91,642,167		$88,042,527
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,495.35	*	$4,816.17	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,653.18	*	$5,794.47	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,495.11	*	$4,815.96	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,161,721	$1,093,677	$2,242,322	$2,125,947
Other income	—	—	16,935	—
Brokerage commissions	(50,290)	(29,275)	(86,980)	(56,268)
Interest expense - brokers	(161,538)	(25,612)	(217,438)	(51,662)
Administration fees	(20,332)	(15,650)	(38,905)	(31,936)
Professional fees	(31,788)	(33,934)	(72,730)	(65,301)
Shareholder expenses	(15,990)	(1,350)	(32,022)	(7,848)
Other expenses	(6,903)	(6,079)	(12,960)	(12,328)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	874,880	981,777	1,798,222	1,900,604
PARTNERSHIP EXPENSES:
Management fees	704,295	711,327	1,363,444	1,419,556
Servicing fees	235,448	238,016	455,959	474,985
Professional fees	107,928	70,570	168,928	129,118
Other expenses	57,718	96,128	111,347	150,606
Total partnership expenses	1,105,389	1,116,041	2,099,678	2,174,265
Net investment income/(loss)	(230,509)	(134,264)	(301,456)	(273,661)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	7,266,413	3,052,607	12,369,857	(2,686,670)
Net change in unrealized trading appreciation/(depreciation) on securities	(600)	(10,373)	36,311	(14,333)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	(5,944,400)	5,432,085	(368,150)	5,940,936
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	1,321,413	8,474,319	12,038,018	3,239,933
NET INCOME/(LOSS)	$1,090,904	$8,340,055	$11,736,562	$2,966,272
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$64.67	$439.36	$681.46	$155.87
CLASS A Series 2	$92.07	$542.86	$894.52	$225.13
CLASS B Series 1	$65.19	$439.30	$687.89	$151.15
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	11,225.38	12,666.88	11,453.08	12,674.53
CLASS A Series 2	478.32	717.49	550.39	717.49
CLASS B Series 1	4,922.42	5,429.60	4,999.86	5,485.73

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS’ CAPITAL
January 1, 2024	$57,057,130	11,847	897,609	186	3,994,356	689	24,774,942	5,144	86,724,037	17,866
Subscriptions	415,000	77	—	—	—	—	—	—	415,000	77
Redemptions	(5,519,787)	(1,073)	—	—	(1,304,367)	(211)	(1,344,337)	(255)	(8,168,491)	(1,539)
Net income/(loss)	7,678,288	—	126,581	—	492,334	—	3,439,359	—	11,736,562	—
PARTNERS’ CAPITAL
June 30, 2024	$59,630,631	10,851	1,024,190	186	3,182,323	478	26,869,964	4,889	90,707,108	16,404
PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	12,423	940,620	186	4,302,440	717	28,035,699	5,555	95,974,747	18,881
Subscriptions	1,170,000	234	—	—	—	—	40,000	8	1,210,000	242
Redemptions	(2,861,035)	(559)	—	—	—	—	(858,398)	(173)	(3,719,433)	(732)
Net income/(loss)	1,946,352	—	29,216	—	161,528	—	829,176	—	2,966,272	—
PARTNERS’ CAPITAL
June 30, 2023	$62,951,305	12,098	969,836	186	4,463,968	717	28,046,477	5,390	96,431,586	18,391

* Amounts and units have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,736,562	$2,966,272
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(415,000)	(319,252)
Sales of investments in Man-AHL Diversified Trading Company L.P.	10,601,600	3,304,937
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(13,836,240)	(5,140,537)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	10,304	5,126
Increase/(decrease) in servicing fees payable	3,378	1,720
Increase/(decrease) in accrued expenses and other liabilities	(200,156)	49,511
Net cash provided by/(used in) operating activities	7,900,448	867,777
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance)	365,000	1,210,000
Payments on redemptions (net of change in redemptions payable)	(8,315,448)	(2,077,777)
Net cash provided by/(used in) financing activities	(7,950,448)	(867,777)
NET INCREASE/(DECREASE) IN CASH	(50,000)	—
CASH - Beginning of period	50,000	—
CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2024, and the results of its operations for the three and six month periods ended June 30, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

As at June 30, 2024 and December 31, 2023, the Partnership owned 2,890.81 and 3,232.95 units, respectively, of the

Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at June 30, 2024 and

December 31, 2023 was 47.72% and 48.91%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of June 30, 2024 and

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2024 and 2023, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As of June 30, 2024 and 2023, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2024 and 2023.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2024 and 2023. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2024 and 2023.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024			For the three months ended June 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,436.32	$6,561.11	$5,436.08	$4,764.57	$5,678.75	$4,764.37
Income/(loss) from investment operations:
Net investment income/(loss)	(14.42)	3.94	(14.42)	(7.93)	9.34	(7.50)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	73.45	88.13	73.45	447.07	533.52	446.61
Total income/(loss) from investment operations	59.03	92.07	59.03	439.14	542.86	439.11
Ending net asset value	$5,495.35	$6,653.18	$5,495.11	$5,203.71	$6,221.61	$5,203.48
Ratios to average partners' capital[1]:
Expenses other than incentive fees	6.00%	4.72%	6.00%	5.25%	3.97%	5.27%
Total expenses	6.00%	4.72%	6.00%	5.25%	3.97%	5.27%
Net investment income/(loss)	(1.03)%	0.23%	(1.03)%	(0.64)%	0.63%	(0.60)%
Total return[2]:
Total return before incentive fees	1.09%	1.40%	1.09%	9.22%	9.56%	9.22%
Total return after incentive fees	1.09%	1.40%	1.09%	9.22%	9.56%	9.22%

	For the six months ended June 30, 2024			For the six months ended June 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72
Income/(loss) from investment operations:
Net investment income/(loss)	(18.88)	20.20	(19.12)	(15.95)	18.46	(15.54)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	698.06	838.51	698.27	172.71	206.67	172.30
Total income/(loss) from investment operations	679.18	858.71	679.15	156.76	225.13	156.76
Ending net asset value	$5,495.35	$6,653.18	$5,495.11	$5,203.71	$6,221.61	$5,203.48
Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.73%	4.49%	5.74%	5.07%	3.81%	5.08%
Total expenses	5.73%	4.49%	5.74%	5.07%	3.81%	5.08%
Net investment income/(loss)	(0.71)%	0.64%	(0.72)%	(0.63)%	0.62%	(0.62)%
Total return[2]:
Total return before incentive fees	14.10%	14.82%	14.10%	3.11%	3.75%	3.11%
Total return after incentive fees	14.10%	14.82%	14.10%	3.11%	3.75%	3.11%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2024, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $0 and limited partner redemptions of $312,937.96.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At June 30, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended June 30, 2024 and 2023 (unaudited) and for the six month periods ended June
30, 2024 and 2023 (unaudited)
(c)
For the six month periods ended June 30, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024
	(Unaudited)		December 31, 2023
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$1,613,454		$4,805,557
Net unrealized trading appreciation on open forward contracts	2,764,921		4,942
Net unrealized trading appreciation on open swap agreements	90		2,834,692
Net premiums paid on credit default swap agreements	5,409,024		6,103,173
Due from brokers	145,895		34,589
Restricted Cash	44,113,975		32,964,075
Total equity in trading accounts	54,047,359		46,747,028
Cash and cash equivalents	11,793,621		5,557,533
Investment in securities, at fair value (cost $128,355,444 and $134,645,916 at June 30, 2024 and December 31, 2023, respectively)	128,397,809		134,766,295
Interest receivable	67,131		26,648
Total assets	$194,305,920		$187,097,504
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$2,186,724		$5,347,531
Net unrealized trading depreciation on open swap agreements	115,174		—
Net premiums received on credit default swap agreements	104,134		—
Redemptions payable to Man-AHL Diversified I L.P.	461,815		608,772
Redemptions payable to Man-AHL Diversified II L.P.	—		2,047,191
Accrued expenses and other liabilities	348,863		418,761
Total liabilities	3,216,710		8,422,255
PARTNERS' CAPITAL:
Limited Partners (6,058.36 and 6,610.48 units outstanding as at June 30, 2024 and December 31, 2023, respectively)	191,089,210		178,675,249
Total partners’ capital	191,089,210		178,675,249
Total liabilities and partners' capital	$194,305,920		$187,097,504
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$31,541.43	*	$27,029.09	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2024 (Unaudited)			December 31, 2023
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$(99,935)	(0.1)		$429,862	0.2
Currencies	67,989	0.0	*	—	—
Energy	134,876	0.1		(182,858)	(0.1)
Indices	760,171	0.4		2,001,034	1.1
Interest Rates	(155,005)	(0.1)		2,373,956	1.4
Metals	(463,062)	(0.2)		(19,155)	(0.0)	*
Total futures contracts - long	245,034	0.1		4,602,839	2.6
FUTURES CONTRACTS - Short:
Agricultural	1,982,596	1.0		506,994	0.3
Currencies	—	—		(1,390)	(0.0)	*
Energy	79,813	0.0	*	160,854	0.1
Indices	49,610	0.0	*	(379,772)	(0.3)
Interest Rates	(714,099)	(0.3)		(64,988)	(0.0)	*
Metals	(29,500)	(0.0)*		(18,980)	(0.0)	*
Total futures contracts - short	1,368,420	0.7		202,718	0.1
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$1,613,454	0.8		$4,805,557	2.7
FORWARD CONTRACTS - Long:
Australian dollars	$3,943	0.0	*	$114,785	0.1
Brazilian real	(503,411)	(0.3)		340,160	0.2
Mexican peso	(2,467,563)	(1.3)		522,543	0.3
New Zealand dollars	(254,235)	(0.1)		193,904	0.1
South African rand	312,044	0.2		148,523	0.1
South Korean won	(15,676)	(0.0)	*	(5,829)	(0.0)	*
U.K. pound	(403,188)	(0.3)		241,695	0.1
Other	(2,134,994)	(1.1)		3,873,926	2.1
Total long forward contracts vs US Dollar	(5,463,080)	(2.9)		5,429,707	3.0
FORWARD CONTRACTS - Short:
Australian dollars	(41,140)	(0.0)	*	(202,155)	(0.1)
Brazilian real	1,222,103	0.6		(144,905)	(0.1)
Mexican peso	1,048,450	0.5		(55,726)	(0.0)	*
New Zealand dollars	41,274	0.0	*	(35,206)	(0.0)	*
South African rand	(303,777)	(0.2)		(119,151)	(0.1)
South Korean won	625,523	0.4		(288,486)	(0.2)
U.K. pound	50,219	0.0	*	(50,656)	(0.0)	*
Other	3,696,515	2.0		(8,594,571)	(4.8)
Total short forward contracts vs US Dollar	6,339,167	3.3		(9,490,856)	(5.3)
Forward contracts - Cross currencies - appreciation	2,693,319	1.5		1,845,000	1.0
Forward contracts - Cross currencies - depreciation	(2,890,203)	(1.5)		(2,378,667)	(1.3)
Forward contracts - Metal non US Dollar	(101,006)	(0.1)		(747,773)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$578,197	0.3		$(5,342,589)	(3.0)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2024 (Unaudited)		December 31, 2023
	Principal	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $104,134 and $nil, as of June 30, 2024 and December 31, 2023, respectively)		$1,140	0.0*	$—	—
Total swap agreements - long		1,140	0.0	—	—
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $5,409,025 and $6,103,173, and upfront premiums received $nil and $nil, as of June 30, 2024 and December 31, 2023, respectively)		(116,224)	(0.1)	2,834,692	1.6
Total swap agreements - short		(116,224)	(0.1)	2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(115,084)	(0.1)	$2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$2,076,567	1.0	$2,297,660	1.3
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 04/18/24	32,000,000	—	—	$31,508,554	17.6
United States Treasury Bill 0% 04/11/24	30,000,000	—	—	34,497,749	19.3
United States Treasury Bill 0% 05/02/24	30,000,000	—	—	39,306,988	22.0
United States Treasury Bill 0% 05/09/24	30,000,000	—	—	29,453,004	16.5
United States Treasury Bill 0% 09/05/24	35,000,000	34,665,796	18.1	—	—
United States Treasury Bill 0% 09/19/24	40,000,000	39,536,606	20.7	—	—
United States Treasury Bill 0% 10/03/24	35,000,000	34,526,153	18.1	—	—
United States Treasury Bill 0% 10/24/24	20,000,000	19,669,254	10.3	—	—
Total U.S. government securities - long		128,397,809	67.2	134,766,295	75.4
TOTAL INVESTMENT IN SECURITIES (COST $128,355,444 and $134,645,916 at June 30, 2024 and December 31, 2023, respectively)		$128,397,809	67.2	$134,766,295	75.4

* A zero balance may reflect amounts rounding to less than 0.05%

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest income	$2,420,843	$2,210,432	$4,666,427	$4,263,838
Other income	—	—	35,402	—
Total investment income	2,420,843	2,210,432	4,701,829	4,263,838
EXPENSES
Brokerage commissions	104,808	59,186	181,203	112,968
Interest expense - brokers	120,263	51,852	236,591	103,669
Administration fees	42,375	31,624	80,983	64,013
Professional fees	66,250	68,559	151,533	130,930
Shareholder expenses	33,325	2,727	66,650	15,545
Other expenses	14,406	12,283	26,979	24,707
Total expenses	381,427	226,231	743,939	451,832
Net investment income/(loss)	2,039,416	1,984,201	3,957,890	3,812,006
NET REALIZED GAINS/LOSSES AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	14,928,224	6,171,709	25,781,320	(5,367,897)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	29,071	(90,967)	(430,441)	(183,371)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	(1,251)	(20,960)	(78,014)	(28,833)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	(12,434,030)	11,058,262	(221,093)	12,167,909
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	2,522,014	17,118,044	25,051,772	6,587,808
NET INCOME/(LOSS)	$4,561,430	$19,102,245	$29,009,662	$10,399,814
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$736.02	$2,697.61	$4,540.60	$1,468.00
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,197.39	7,081.16	6,388.96	7,084.36

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Limited Partners		General Partner		Total
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	$6,610	$—	—	$178,675,249	6,610
Subscriptions	3,299,999	$111	—	—	3,299,999	111
Redemptions	(19,895,700)	$(663)	—	—	(19,895,700)	(663)
Net income/(loss)	29,009,662	—	—	—	29,009,662	—
PARTNERS' CAPITAL - June 30, 2024	$191,089,210	$6,058	$—	—	$191,089,210	6,058
PARTNERS' CAPITAL - January 1, 2023	$187,959,324	$6,952	$—	—	$187,959,324	6,952
Subscriptions	6,295,464	231	—	—	6,295,464	231
Redemptions	(5,603,715)	(204)	—	—	(5,603,715)	(204)
Net income/(loss)	10,399,814	—	—	—	10,399,814	—
PARTNERS' CAPITAL - June 30, 2023	$199,050,887	$6,979	$—	—	$199,050,887	6,979

* Amounts and units have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$29,009,662	$10,399,814
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	(127,132,157)	(213,035,110)
Amortization of premium/accretion of discount on securities	(3,377,945)	(3,321,944)
Sales/maturities of investments in securities	136,800,574	229,513,680
Net change in unrealized trading (appreciation)/depreciation on investments in securities	78,014	28,833
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	221,093	(12,167,909)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(111,306)	(1,341,843)
(Increase)/decrease in interest receivable	(40,483)	—
(Increase)/decrease in net premiums paid on credit default swap agreements	694,149	(4,254,680)
Increase/(decrease) in net premiums received on credit default swap agreements	104,134	—
Increase/(decrease) in due to brokers	—	1,516,713
Increase/(decrease) in accrued expenses and other liabilities	(69,898)	(41,576)
Net cash provided by/(used in) operating activities	36,175,837	7,295,978
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	3,299,999	6,295,464
Payments on redemptions (net of change in redemptions payable)	(22,089,848)	(3,784,157)
Net cash provided by/(used in) financing activities	(18,789,849)	2,511,307
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,385,988	9,807,285
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	38,521,608	34,192,818
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$55,907,596	$44,000,103
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$236,591	$103,669

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2024, and the results of its operations for the three and six month periods ended June 30, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

Due from Brokers —Due from brokers may consist of balances due from Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). Due to brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as of June 30, 2024. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance. Amounts due from brokers include local and foreign currency balances and balances posted as collateral.

Restricted Cash —Restricted cash is subject to a legal or contractual restriction by third parties as well as a restriction as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Trading Company considers cash held at counterparties for derivative contracts to be restricted cash.

The amount of restricted cash included in the Statements of Financial Condition is described in the table below.

	June 30, 2024	December 31, 2023	June 30, 2023
As at June 30, 2024, December 31, 2023 and June 30, 2023, the amounts included in cash, cash equivalents and restricted cash include the following:
Cash and cash equivalents	$11,793,621	$5,557,533	$9,581,311
Restricted cash*	44,113,975	32,964,075	34,418,792
Total cash, cash equivalents and restricted cash	$55,907,596	$38,521,608	$44,000,103

*As of June 30, 2024, the restricted cash has been presented separately from Due from Brokers in order to adhere to current policies. Prior period presentation has been changed to conform with current period disclosure for restricted cash.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of June 30, 2024. The amount included in due to brokers in the Statements of Financial Condition is $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of June 30, 2024 and December 31, 2023, the Trading Company maintains cash balances with The Bank of New York Mellon. As of June 30, 2024, the Trading Company held foreign cash balances of $3,052 with a cost of $3,052, which are included in cash and cash equivalents. As of December 31, 2023, the Trading Company held foreign cash balances totaling $565,304 with a cost of $565,257, which are included in cash and cash equivalents. As of June 30, 2024 and December 31, 2023, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2024 and 2023. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2020.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2024 and 2023.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2024 and December 31, 2023.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2024 and 2023.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of June 30, 2024 and December 31, 2023, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements
Investments	As of June 30, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$128,397,809	$—	$128,397,809	$—
Futures contracts	4,302,746	4,302,746	—	—
Forward contracts	11,014,680	—	11,014,680	—
Swap agreements*	5,680	—	5,680	—
Total Assets	143,720,915	4,302,746	139,418,169	—
Liabilities
Futures contracts	(2,689,292)	(2,689,292)	—	—
Forward contracts	(10,436,483)	—	(10,436,483)	—
Swap agreements*	(120,764)	—	(120,764)	—
Total Liabilities	(13,246,539)	(2,689,292)	(10,557,247)	—
Net Fair Value	$130,474,376	$1,613,454	$128,860,922	$—

	Fair Value Measurements
Investments	As of December 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$134,766,295	$—	$134,766,295	$—
Futures contracts	6,588,848	6,588,848	—	—
Forward contracts	12,154,169	—	12,154,169	—
Swap agreements*	2,834,692	—	2,834,692	—
Total Assets	156,344,004	6,588,848	149,755,156	—
Liabilities
Futures contracts	(1,783,291)	(1,783,291)	—	—
Forward contracts	(17,496,758)	—	(17,496,758)	—
Total Liabilities	(19,280,049)	(1,783,291)	(17,496,758)	—
Net Fair Value	$137,063,955	$4,805,557	$132,258,398	$—

* The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of June 30, 2024 or 2023 based on the levels assigned at December 31, 2023 or 2022.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As of the period ended June 30, 2024, the Trading Company does not hold any open interest rate swap agreements.

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

As of June 30, 2024 and December 31, 2023, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2024		December 31, 2023
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$2,068	$106,071,000	$1,139,271	$250,375,000
101-250	—	—	—	—
251-350	(118,292)	46,071,000	989,885	27,593,750
351-450	—	—	705,536	30,000,000
450+	—	—	—	—
Total	$(116,224)	$152,142,000	$2,834,692	$307,968,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of June 30, 2024 and December 31, 2023, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and six months ended June 30, 2024 and 2023, the Trading Company traded the following derivative contracts:

	For the three months ended June 30,		For the six months ended June 30,
Number of contracts traded/settled	2024	2023	2024	2023
Exchange-traded futures contracts	33,354	28,393	59,790	51,649
Forward contracts	73,134	31,785	134,822	60,348
Swap agreements	217	225	397	629

As of June 30, 2024 and December 31, 2023, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	June 30, 2024	December 31, 2023
Exchange-traded futures contracts	$1,455,091,286	$896,912,015
Commodity forward	$76	$82
Forward contracts	$2,914,343,897	$1,892,070,290
Swap agreements	$157,142,000	$307,968,750

The trading activity of open future, forward and swap contracts as of June 30, 2024, June 30, 2023 and December 31, 2023 is indicative of the trading activity throughout the three and six month periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At June 30, 2024 and December 31, 2023, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of June 30, 2024 and December 31, 2023, may differ from the net liability amounts recorded as of June 30, 2024 and December 31, 2023, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of June 30, 2024 and December 31, 2023, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	June 30, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$10,891,623	Gross unrealized trading depreciation on open forward contracts	$(10,212,420)
Metals		123,057		(224,063)
Total open forward contracts		11,014,680		(10,436,483)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	2,336,393	Gross unrealized trading depreciation on open futures contracts	(453,732)
Currencies		67,989		—
Energy		347,259		(132,570)
Indices		1,009,277		(199,496)
Interest rates		471,868		(1,340,972)
Metals		69,960		(562,522)
Total open futures contracts		4,302,746		(2,689,292)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	5,680	Gross unrealized trading depreciation on open swap agreements	(120,764)
Total open swap agreements		5,680		(120,764)
Total Derivatives		$15,323,106		$(13,246,539)

	December 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition	Fair Value	Statements of Financial Condition	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$11,931,505	Gross unrealized trading depreciation on open forward contracts	$(16,526,321)
Metals		222,664		(970,437)
Total open forward contracts		12,154,169		(17,496,758)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,136,325	Gross unrealized trading depreciation on open futures contracts	(199,469)
Currencies		—		(1,390)
Energy		553,822		(575,826)
Indices		2,360,232		(738,970)
Interest rates		2,381,264		(72,296)
Metals		157,205		(195,340)
Total open futures contracts		6,588,848		(1,783,291)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	2,834,692	Gross unrealized trading depreciation on open swap agreements	—
Total open swap agreements		2,834,692		—
Total Derivatives		$21,577,709		$(19,280,049)

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$7,398,817	$7,450,769	$2,463,117	$5,391,636
Metals	(1,341,220)	249,411	(2,180,433)	77,636
Net realized trading gains/(losses) on closed contracts/agreements	$6,057,597	$7,700,180	$282,684	$5,469,272
Currencies	$(4,922,768)	$2,787,186	$5,274,019	$8,174,563
Metals	682,484	782,411	646,767	622,716
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(4,240,284)	$3,569,597	$5,920,786	$8,797,279
Futures contracts
Agricultural	$(152,290)	$520,825	$4,940,870	$1,145,729
Currencies	27,807	(104,595)	4,226	(169,833)
Energy	(4,298,961)	(3,710,347)	(3,117,210)	(4,237,190)
Indices	815,927	2,225,290	10,719,028	(339,992)
Interest rates	4,471,912	(821,758)	3,139,251	(6,194,992)
Metals	7,607,085	(1,616,357)	5,564,045	(2,245,177)
Net realized trading gains/(losses) on closed contracts/agreements	$8,471,480	$(3,506,942)	$21,250,210	$(12,041,455)
Agricultural	$1,694,323	$474,996	$945,805	$753,932
Currencies	33,096	(827)	69,379	1,446
Energy	(1,882,451)	(337,576)	236,693	(578,807)
Indices	(3,726,609)	1,742,240	(811,481)	1,785,778
Interest rates	(1,546,514)	4,884,000	(3,178,072)	1,767,982
Metals	(1,392,317)	273,760	(454,427)	(867,547)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(6,820,472)	$7,036,593	$(3,192,103)	$2,862,784
Swap agreements
Credit default swaps	$470,064	$1,913,984	$4,072,321	$1,079,475
Net realized trading gains/(losses) on closed contracts/agreements	$470,064	$1,913,984	$4,072,321	$1,079,475
Credit default swaps	$(1,373,274)	$452,072	$(2,949,776)	$507,846
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(1,373,274)	$452,072	$(2,949,776)	$507,846

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of June 30, 2024 and December 31, 2023, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As of June 30, 2024
Open futures contracts
Bank of America Merrill Lynch	$2,630,796	$(1,307,101)	$1,323,695	$—	$—	$1,323,695
Goldman Sachs	554,265	(404,102)	150,163	—	—	150,163
JPMorgan Chase	1,117,685	(978,089)	139,596	—	—	139,596
Total open futures contracts	$4,302,746	$(2,689,292)	$1,613,454	$—	$—	$1,613,454
Open forward contracts
BNP Paribas	$53,803	$(43,450)	$10,353	$—	$—	$10,353
Citigroup	2,322,365	(2,322,365)	—	—	—	—
BNY Mellon	11,861	—	11,861			11,861
HSBC	6,810,790	(4,068,083)	2,742,707	—	—	2,742,707
JPMorgan Chase	123,057	(123,057)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	1,692,804	(1,692,804)	—	—	—	—
Total open forward contracts	$11,014,680	$(8,249,759)	$2,764,921	$—	$—	$2,764,921
Open swap agreements
Barclays	$1,140	$(1,140)	$—	$—	$—	$—
Goldman Sachs	4,540	(4,450)	90	—	—	90
Total open swap agreements	$5,680	$(5,590)	$90	$—	$—	$90
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,618,591	$(872,180)	$746,411	$—	$—	$746,411
Goldman Sachs	1,205,697	(568,651)	637,046	—	—	637,046
JPMorgan Chase	3,764,560	(342,460)	3,422,100	—	—	3,422,100
Total open futures contracts	$6,588,848	$(1,783,291)	$4,805,557	$—	$—	$4,805,557
Open forward contracts
BNP Paribas	$51,888	$(46,946)	$4,942	$—	$—	$4,942
Citigroup	3,183,511	(3,183,511)	—	—	—	—
HSBC	5,946,934	(5,946,934)	—	—	—	—
JPMorgan Chase	222,664	(222,664)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	2,749,172	(2,749,172)	—	—	—	—
Total open forward contracts	$12,154,169	$(12,149,227)	$4,942	$—	$—	$4,942
Open swap agreements
Barclays	$506,078	$—	$506,078	$—	$—	$506,078
Goldman Sachs	1,623,078	—	1,623,078	—	—	1,623,078
JPMorgan Chase	705,536	—	705,536	—	—	705,536
Total open swap agreements	$2,834,692	$—	$2,834,692	$—	$—	$2,834,692

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,307,101	$(1,307,101)	$—	$—	$—	$—
Goldman Sachs	404,102	(404,102)	—	—	—	—
JPMorgan Chase	978,089	(978,089)	—	—	—	—
Total open futures contracts	$2,689,292	$(2,689,292)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$43,450	$(43,450)	$—	$—	$—	$—
Citigroup	3,753,703	(2,322,365)	1,431,338	—	(1,431,338)	—
HSBC	4,068,083	(4,068,083)	—	—	—	—
JPMorgan Chase	224,063	(123,057)	101,006	—	(101,006)	—
Natwest f/k/a Royal Bank of Scotland	2,347,184	(1,692,804)	654,380	—	(654,380)	—
Total open forward contracts	$10,436,483	$(8,249,759)	$2,186,724	$—	$(2,186,724)	$—
Open swap agreements
Barclays	$2,473	$(1,140)	$1,333	$—	$(1,333)	$—
Goldman Sachs	4,450	(4,450)	—	—	—	—
JPMorgan Chase	113,841	—	113,841	—	(113,841)	—
Total open swap agreements	$120,764	$(5,590)	$115,174	$—	$(115,174)	$—
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$872,180	$(872,180)	$—	$—	$—	$—
Goldman Sachs	568,651	(568,651)	—	—	—	—
JPMorgan Chase	342,460	(342,460)	—	—	—	—
Total open futures contracts	$1,783,291	$(1,783,291)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$46,946	$(46,946)	$—	$—	$—	$—
Citigroup	3,945,510	(3,183,511)	761,999	—	(761,999)	—
HSBC	8,724,341	(5,946,934)	2,777,407	—	(2,777,407)	—
JPMorgan Chase	970,437	(222,664)	747,773	—	(747,773)	—
Natwest f/k/a Royal Bank of Scotland	3,809,524	(2,749,172)	1,060,352	—	(1,060,352)	—
Total open forward contracts	$17,496,758	$(12,149,227)	$5,347,531	$—	$(5,347,531)	$—

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Per unit operating performance:
Beginning net asset value	$30,841.73	$25,815.58	$27,029.09	$27,036.43
Income/(loss) from investment operations:
Net investment income/(loss)	329.36	280.61	622.94	540.45
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	370.34	2,424.25	3,889.40	943.56
Total income/(loss) from investment operations	699.70	2,704.86	4,512.34	1,484.01
Ending net asset value	$31,541.43	$28,520.44	$31,541.43	$28,520.44
Ratios to average partners' capital[1]:
Expenses	0.77%	0.47%	0.78%	0.47%
Net investment income/(loss)	4.12%	4.13%	4.16%	3.96%
Total return[2]	2.27%	10.48%	16.69%	5.49%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2024, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $1,249,998.10, and limited partner redemptions of $433,753.99.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2024. The Partnership’s capitalization was $ 90,707,108 as of June 30, 2024. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$2,092,288.04	2.31%
Bonds	$1,231,429.43	1.36%
Credit	$2,869,643.30	3.16%
Currencies	$8,434,620.51	9.30%
Energy	$1,326,069.23	1.46%
Interest rates	$1,779,958.45	1.96%
Metals	$1,580,432.60	1.74%
Stock indices	$4,404,298.15	4.86%
Total*	$23,718,739.71	26.15%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2024:

30-June-24
Ending Equity	$90,707,108

Six months ended June 30, 2024:

Net assets increased $ 3,983,071 for the six months ended June 30, 2024. This increase was attributable to subscriptions in the amount of $ 415,000, redemptions in the amount of $ 8,168,491 and a net gain from operations of $ 11,736,562.

Management Fees of $ 1,363,444 and servicing fees of $ 455,959 were paid or accrued, and interest of $2,242,322 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the six months ended June 30, 2024.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2024 were $ 741,310.

Three months ended June 30, 2024:

Net assets decreased $ 1,125,989 for the three months ended June 30, 2024. This decrease was attributable to subscriptions in the amount of $ 250,000, redemptions in the amount of $ 2,466,892 and a net gain from operations of $ 1,090,904.

Management Fees of $ 704,295 and servicing fees of $ 235,448 were paid or accrued, and interest of $ 1,161,721 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2024.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2024 were $ 452,487.

In April, the Partnership generated a positive return, with gains from fixed income, FX and commodities offsetting losses from equities. The Partnership’s short fixed income positions were largely profitable, though losses were experienced trading Japanese bond futures. The Partnership’s net long US dollar positions performed well against a variety of currencies, specifically, the Japanese Yen, while a short position in the US dollar against the Mexican Peso generated a loss. Within commodities, metals did the best, with long positions in copper and gold generating positive returns. Returns from trading agricultural were more muted, with losses from a short wheat position offset by gains from long coffee. Energies trading generated losses from short US natural gas, long gas oil and short carbon emissions. The Partnership’s long equity positions generally experienced losses this month, though there were certain exceptions, including a long position in the FTSE100 index. Long credit positions also generated losses, with the US and EU higher-yielding names faring worst.

In May, the Partnership generated a negative return net of fees, with losses in FX, commodities and bonds outweighing gains from equities and credit. In FX trading, the Partnership’s broad net long US dollar positioning, most notably against the Swiss franc and Norwegian krone incurred losses. Japan’s yen rose, generating losses, but were mostly recovered as it fell back again as the month progressed. Commodities trading also generated losses, though there was variation across sub-sectors. Energies did the worst, with the Partnership’s short in US natural gas being one of the worst performers. Within agricultural, short positions across the soy complex generated losses. Metals trading, however, provided gains through long silver and copper positions. The increase in bonds in the beginning of the month hurt the Partnership’s short positions in treasuries across the maturity spectrum, though despite an early loss in the Partnership’s short position in Japanese bonds, the position ended the month as the sector’s top performer. In equities, the Partnership’s net long equity positions, specifically in Taiwanese equities, were profitable for the month. Broadly positive market sentiment boosted long credit positions, most notably in the US.

In June, Partnership posted negative returns net of fees with losses dominated by fixed income and energies, while marginal gains came from equities and agricultural. The decline in yields affected the Partnership’s short positioning in rates markets, with losses experienced notably in Euribor and SOFR contracts. In contrast, the Partnership experienced small gains in OAT yields. Within commodities, trading in metals struggled with losses seen in copper. Energy trading dipped into the red, driven by losses from a short heating oil position. Agricultural trading, on the other hand, generated gains via short positions in corn and in the soy complex. Trading in currencies finished flat, but there was considerable intra-sector variability. The Japanese yen continued to fall against multiple currencies, which suited positioning, though gains were offset from losses in the Partnership’s long position in the Mexican peso against the US dollar. Equities trading was beneficial in June as the Partnership’s two index positions in Taiwan topped the performance table for both the month and the year, while a loss was experienced from a long in the CAC 40 index. Credit trading was bifurcated; the Partnership experienced losses from its European index positioning while trading in the US indices finished the month around flat.

Three months ended March 31, 2024:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2024. As of June 30, 2024, the Partnership’s average quarter-end capitalization was $ 91,270,102.50.

Quarter-Ended June 30, 2024
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$2,197,321.94	2.41%	$2,302,355.83	$2,092,288.04
Bonds	$1,944,737.97	2.13%	$2,658,046.50	$1,231,429.43
Credit	$3,797,001.67	4.16%	$4,724,360.04	$2,869,643.30
Currencies	$8,020,229.34	8.79%	$8,434,620.51	$7,605,838.17
Energies	$2,203,706.23	2.41%	$3,081,343.23	$1,326,069.23
Interest rates	$2,042,910.42	2.24%	$2,305,862.39	$1,779,958.45
Metals	$1,829,972.25	2.00%	$2,079,511.89	$1,580,432.60
Stock indices	$5,750,027.87	6.30%	$7,095,757.58	$4,404,298.15
Total*	$27,785,907.67	30.44%	$32,681,857.98	$22,889,957.37

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended June 30, 2024. Average capitalization is the Partnership’s average quarter-end capitalization for the three months ended June 30, 2024.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2024, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Italy, Germany, the United States, Australia, and France. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2024 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, South Korean Won, Swiss Franc, South African Rand and British Pound.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of June 30, 2024, the Partnership’s primary exposures were in the Korean Kospi Index, Taiwan MSCI Index, Tokyo Stock Exchange Index, MSCI Emerging Market Index and Nifty Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2024, the Partnership’s primary metals market exposures were in Silver, Gold, Copper, and Nickel.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, Soybeans, Coffee and Wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2024.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2024, the main exposures were in Crude Oil, US Natural Gas, European Electricity, and Heating Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2024.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended June 30, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
April 2024	$50,000	$—	$—
May 2024	$200,000	$—	$—
June 2024	$—	$—	$—
TOTAL	$250,000	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2024	$916,307	$—	$457,849
May 2024	$566,252	$—	$64,670
June 2024	$461,815	$—	$—
TOTAL	$1,944,374	$—	$522,519

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2024.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer