Form 10-Q
period 2024-09-30
MAN AHL DIVERSIFIED I LP
filed 2024-11-14
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At September 30, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended September 30, 2024 and 2023 (unaudited) and for the nine month periods ended September 30, 2024 and 2023 (unaudited)
(c)
For the nine month periods ended September 30, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024
	(Unaudited)		December 31, 2023
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$80,357,501		$87,383,755
Due from Man-AHL Diversified Trading Company L.P.	869,775		608,772
Cash	-		50,000
Total assets	$81,227,276		$88,042,527
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$869,775		$608,772
Subscriptions received in advance	—		50,000
Management fees payable	200,268		215,707
Servicing fees payable	66,959		72,183
Accrued expenses and other liabilities	155,215		371,828
Total liabilities	1,292,217		1,318,490
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at September 30, 2024 and December 31, 2023)	923,680		897,609
Limited Partners - Class A Series 1 (10,618.11 and 11,847.00 units outstanding as at September 30, 2024 and December 31, 2023, respectively)	52,625,316		57,057,130
Limited Partners - Class A Series 2 (478.32 and 689.34 units outstanding as at September 30, 2024 and December 31, 2023, respectively)	2,879,029		3,994,356
Limited Partners - Class B Series 1 (4,743.79 and 5,144.34 units outstanding as at September 30, 2024 and December 31, 2023, respectively)	23,507,034		24,774,942
Total partners' capital	79,935,059		86,724,037
Total liabilities and partners' capital	$81,227,276		$88,042,527
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,956.06	*	$4,816.17	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,019.09	*	$5,794.47	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,955.84	*	$4,815.96	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$1,077,401	$1,140,759	$3,319,723	$3,266,706
Other income	948	4,731	17,883	4,731
Brokerage commissions	(35,287)	(35,086)	(122,267)	(91,354)
Interest expense - brokers	(54,731)	(27,765)	(272,169)	(79,427)
Administration fees	(12,344)	(15,575)	(51,249)	(47,511)
Professional fees	(26,271)	(32,669)	(99,001)	(97,970)
Shareholder expenses	(5,283)	(1,322)	(37,305)	(9,170)
Other expenses	(17,729)	(7,235)	(30,689)	(19,563)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	926,704	1,025,838	2,724,926	2,926,442
PARTNERSHIP EXPENSES:
Management fees	606,368	684,770	1,969,812	2,104,326
Servicing fees	202,724	229,156	658,683	704,141
Professional fees	137,831	62,448	306,759	191,566
Other expenses	36,379	98,044	147,726	248,650
Total partnership expenses	983,302	1,074,418	3,082,980	3,248,683
Net investment income/(loss)	(56,598)	(48,580)	(358,054)	(322,241)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(9,864,357)	87,277	2,505,500	(2,599,393)
Net change in unrealized trading appreciation/(depreciation) on securities	(600)	10,493	35,711	(3,840)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	1,015,540	(1,763,265)	647,390	4,177,671
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(8,849,417)	(1,665,495)	3,188,601	1,574,438
NET INCOME/(LOSS)	$(8,906,015)	$(1,714,075)	$2,830,547	$1,252,197
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(358.61)	$(91.76)	$163.61	$67.71
CLASS A Series 2	$(634.09)	$(89.68)	$359.26	$135.45
CLASS B Series 1	$(548.52)	$(98.55)	$160.25	$56.36
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	11,011.69	12,276.17	11,304.87	12,540.29
CLASS A Series 2	478.32	717.49	526.19	717.49
CLASS B Series 1	4,826.55	5,310.31	4,941.67	5,426.62

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS’ CAPITAL
January 1, 2024	$57,057,130	11,847	$897,609	186	$3,994,356	689	$24,774,942	5,144	$86,724,037	17,866
Subscriptions	415,000	77	-	—	-	—	-	-	415,000	77
Redemptions	(6,670,335)	(1,306)	-	-	(1,304,367)	(211)	(2,059,823)	(400)	(10,034,525)	(1,917)
Net income/(loss)	1,823,521	-	26,071	-	189,040	-	791,915	-	2,830,547	—
PARTNERS’ CAPITAL
September 30, 2024	$52,625,316	10,618	$923,680	186	$2,879,029	478	$23,507,034	4,744	$79,935,059	16,026
PARTNERS’ CAPITAL
January 1, 2023	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881
Subscriptions	1,195,000	239	-	-	-	-	75,000	15	1,270,000	254
Redemptions	(3,085,993)	(604)	-	-	-	-	(1,760,191)	(357)	(4,846,184)	(961)
Net income/(loss)	836,916	-	12,246	-	97,184	-	305,851	-	1,252,197	-
PARTNERS’ CAPITAL
September 30, 2023	$61,641,911	12,058	$952,866	186	$4,399,624	717	$26,656,359	5,213	$93,650,760	18,174

* Amounts and units have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,830,547	$1,252,197
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(415,000)	(319,252)
Sales of investments in Man-AHL Diversified Trading Company L.P.	13,093,778	7,264,863
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(5,913,527)	(4,500,880)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(15,439)	(6,119)
Increase/(decrease) in servicing fees payable	(5,224)	(2,032)
Increase/(decrease) in accrued expenses and other liabilities	(216,613)	(30,687)
Net cash provided by/(used in) operating activities	9,358,522	3,658,090

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance)	365,000	1,270,000
Payments on redemptions (net of change in redemptions payable)	(9,773,522)	(4,928,090)
Net cash provided by/(used in) financing activities	(9,408,522)	(3,658,090)

NET INCREASE/(DECREASE) IN CASH	(50,000)	-

CASH - Beginning of period	50,000	-

CASH - End of period	$-	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2024, and the results of its operations for the three and nine month periods ended September 30, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

As at September 30, 2024 and December 31, 2023, the Partnership owned 2,804.86 and 3,232.95 units, respectively, of the

Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company at September 30, 2024 and

December 31, 2023 was 46.96% and 48.91%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As of September 30, 2024 and

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2024 and 2023, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As of September 30, 2024 and 2023, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2024 and 2023.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2024 and 2023. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2024 and 2023.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024			For the three months ended September 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,495.35	$6,653.18	$5,495.11	$5,203.71	$6,221.61	$5,203.48
Income/(loss) from investment operations:
Net investment income/(loss)	(3.99)	14.05	(4.04)	(3.38)	14.83	(3.38)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(535.30)	(648.14)	(535.23)	(87.68)	(104.51)	(87.67)
Total income/(loss) from investment operations	(539.29)	(634.09)	(539.27)	(91.06)	(89.68)	(91.05)
Ending net asset value	$4,956.06	$6,019.09	$4,955.84	$5,112.65	$6,131.93	$5,112.43

Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.46%	4.24%	5.49%	5.18%	3.93%	5.20%
Total expenses	5.46%	4.24%	5.49%	5.18%	3.93%	5.20%

Net investment income/(loss)	(0.31)%	0.91%	(0.32)%	(0.27)%	0.98%	(0.27)%

Total return[2]:
Total return before incentive fees	(9.81)%	(9.53)%	(9.81)%	(1.75)%	(1.44)%	(1.75)%
Total return after incentive fees	(9.81)%	(9.53)%	(9.81)%	(1.75)%	(1.44)%	(1.75)%

	For the nine months ended September 30, 2024			For the nine months ended September 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72
Income/(loss) from investment operations:
Net investment income/(loss)	(23.00)	33.79	(23.30)	(19.46)	33.29	(19.04)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	162.89	190.83	163.18	85.16	102.16	84.75
Total income/(loss) from investment operations	139.89	224.62	139.88	65.70	135.45	65.71
Ending net asset value	$4,956.06	$6,019.09	$4,955.84	$5,112.65	$6,131.93	$5,112.43

Ratios to average partners' capital[1]:
Expenses other than incentive fees	5.68%	4.42%	5.70%	5.13%	3.86%	5.14%
Total expenses	5.68%	4.42%	5.70%	5.13%	3.86%	5.14%

Net investment income/(loss)	(0.59)%	0.72%	(0.60)%	(0.52)%	0.74%	(0.50)%

Total return[2]:
Total return before incentive fees	2.90%	3.88%	2.90%	1.30%	2.26%	1.30%
Total return after incentive fees	2.90%	3.88%	2.90%	1.30%	2.26%	1.30%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2024, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $ 0, and limited partner redemptions of $41,340.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At September 30, 2024 (unaudited) and December 31, 2023
(b)
For the three month periods ended September 30, 2024 and 2023 (unaudited) and for the nine month periods ended September 30, 2024 and 2023 (unaudited)
(c)
For the nine month periods ended September 30, 2024 and 2023 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024
	(Unaudited)		December 31, 2023
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$8,991,980		$4,805,557
Net unrealized trading appreciation on open forward contracts	4,233		4,942
Net unrealized trading appreciation on open swap agreements	225,855		2,834,692
Net premiums paid on credit default swap agreements	9,679,133		6,103,173
Due from brokers	50,068		34,589
Restricted cash	33,263,939		32,964,075
Total equity in trading accounts	52,215,208		46,747,028
Cash and cash equivalents	13,784,019		5,557,533
Investment in securities, at fair value (cost $111,773,982 and $134,645,916 at September 30, 2024 and December 31, 2023, respectively)	111,842,404		134,766,295
Interest receivable	76,813		26,648
Total assets	$177,918,444		$187,097,504
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$3,560,612		$5,347,531
Net unrealized trading depreciation on open swap agreements	72,277		—
Net premiums received on credit default swap agreements	787,690		—
Redemptions payable to Man-AHL Diversified I L.P.	869,775		608,772
Redemptions payable to Man-AHL Diversified II L.P.	234,073		2,047,191
Accrued expenses and other liabilities	402,921		418,761
Total liabilities	5,927,348		8,422,255
PARTNERS' CAPITAL:
Limited Partners (5,972.98 and 6,610.48 units outstanding as at September 30, 2024 and December 31, 2023, respectively)	171,991,096		178,675,249
Total partners’ capital	171,991,096		178,675,249
Total liabilities and partners' capital	$177,918,444		$187,097,504
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$28,794.85	*	$27,029.09	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2024 (Unaudited)			December 31, 2023
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$926,740	0.5		$429,862	0.2
Energy	57,676	0.0	*	(182,858)	(0.1)
Indices	2,926,175	1.7		2,001,034	1.1
Interest Rates	2,660,125	1.5		2,373,956	1.4
Metals	2,649,486	1.5		(19,155)	(0.0)	*
Total futures contracts - long	9,220,202	5.2		4,602,839	2.6
FUTURES CONTRACTS - Short:
Agricultural	186,953	0.1		506,994	0.3
Currencies	12,855	0.0	*	(1,390)	(0.0)	*
Energy	(452,889)	(0.3)		160,854	0.1
Indices	24,859	0.0	*	(379,772)	(0.3)
Interest Rates	-	-		(64,988)	(0.0)	*
Metals	-	-		(18,980)	(0.0)	*
Total futures contracts - short	(228,222)	(0.2)		202,718	0.1
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$8,991,980	5.0		$4,805,557	2.7
FORWARD CONTRACTS - Long:
Australian dollars	$1,615,354	0.9		$114,785	0.1
Brazilian real	36,846	0.0	*	340,160	0.2
Mexican peso	(61,777)	(0.0)	*	522,543	0.3
New Zealand dollars	1,737,101	1.0		193,904	0.1
South African rand	622,529	0.4		148,523	0.1
South Korean won	278,955	0.2		(5,829)	(0.0)	*
U.K. pound	2,587,398	1.5		241,695	0.1
Other	2,565,124	1.5		3,873,926	2.1
Total long forward contracts vs US Dollar	9,381,530	5.5		5,429,707	3.0
FORWARD CONTRACTS - Short:
Australian dollars	(1,628,963)	(0.9)		(202,155)	(0.1)
Brazilian real	(224,276)	(0.1)		(144,905)	(0.1)
Mexican peso	27,081	0.0	*	(55,726)	(0.0)	*
New Zealand dollars	(1,763,214)	(1.0)		(35,206)	(0.0)	*
South African rand	19,854	0.0	*	(119,151)	(0.1)
South Korean won	(699,892)	(0.4)		(288,486)	(0.2)
U.K. pound	(1,044,160)	(0.6)		(50,656)	(0.0)	*
Other	(6,029,627)	(3.5)		(8,594,571)	(4.8)
Total short forward contracts vs US Dollar	(11,343,197)	(6.5)		(9,490,856)	(5.3)
Forward contracts - Cross currencies - appreciation	3,644,293	2.2		1,845,000	1.0
Forward contracts - Cross currencies - depreciation	(3,947,408)	(2.3)		(2,378,667)	(1.3)
Forward contracts - Metal non US Dollar	(1,291,597)	(0.8)		(747,773)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$(3,556,379)	(1.9)		$(5,342,589)	(3.0)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2024 (Unaudited)			December 31, 2023
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $787,690 and $nil, as of September 30, 2024 and December 31, 2023, respectively)		$(5,232)	(0.0)	*	$-	-
Total swap agreements - long		(5,232)	(0.0)	*	-	-
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $9,679,133 and $6,103,173, and upfront premiums received $nil and $nil, as of September 30, 2024 and December 31, 2023, respectively)		158,810	0.1		2,834,692	1.6
Total swap agreements - short		158,810	0.1		2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$153,578	0.1		$2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$5,589,179	3.2		$2,297,660	1.3
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 04/18/24	32,000,000	$-	-		$31,508,554	17.6
United States Treasury Bill 0% 04/11/24	30,000,000	-	-		34,497,749	19.3
United States Treasury Bill 0% 05/02/24	30,000,000	-	-		39,306,988	22.0
United States Treasury Bill 0% 05/09/24	30,000,000	-	-		29,453,004	16.5
United States Treasury Bill 0% 10/03/24	35,000,000	34,990,905	20.3		-	-
United States Treasury Bill 0% 10/24/24	20,000,000	19,939,811	11.6		-	-
United States Treasury Bill 0% 02/27/25	25,000,000	24,552,286	14.3		-	-
United States Treasury Bill 0% 03/13/25	33,000,000	32,359,402	18.8		-	-
Total U.S. government securities - long		111,842,404	65.0		134,766,295	75.4
TOTAL INVESTMENT IN SECURITIES (COST $111,773,982 and $134,645,916 at September 30, 2024 and December 31, 2023, respectively)		$111,842,404	65.0		$134,766,295	75.4

* A zero balance may reflect amounts rounding to less than 0.05%

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest income	$2,280,042	$2,352,724	$6,946,469	$6,616,562
Other income	2,007	9,785	37,409	9,785
Total investment income	2,282,049	2,362,509	6,983,878	6,626,347
EXPENSES
Brokerage commissions	74,689	72,352	255,892	185,320
Interest expense - brokers	115,878	57,268	352,469	160,937
Administration fees	25,742	32,118	106,725	96,131
Professional fees	55,583	67,374	207,116	198,304
Shareholder expenses	11,108	2,727	77,758	18,272
Other expenses	37,824	14,919	64,803	39,626
Total expenses	320,824	246,758	1,064,763	698,590
Net investment income/(loss)	1,961,225	2,115,751	5,919,115	5,927,757
NET REALIZED GAINS/LOSSES AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(22,596,493)	191,030	3,184,827	(5,176,867)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	436,820	(196,561)	6,379	(379,932)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	26,057	21,640	(51,957)	(7,193)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	3,512,612	(3,405,103)	3,291,519	8,762,806
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(18,621,004)	(3,388,994)	6,430,768	3,198,814
NET INCOME/(LOSS)	$(16,659,779)	$(1,273,243)	$12,349,883	$9,126,571
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(2,746.34)	$(182.73)	$1,966.36	$1,295.44
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	6,066.18	6,967.99	6,280.58	7,045.15

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Limited Partners		General Partner		Total
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610	$-	-	$178,675,249	6,610
Subscriptions	4,649,999	156	-	-	4,649,999	156
Redemptions	(23,684,035)	(794)	-	-	(23,684,035)	(794)
Net income/(loss)	12,349,883	-	-	-	12,349,883	-
PARTNERS' CAPITAL - September 30, 2024	$171,991,096	5,972	$-	-	$171,991,096	5,972
PARTNERS' CAPITAL - January 1, 2023	$187,959,324	6,952	$-	-	$187,959,324	6,952
Subscriptions	6,667,565	245	-	-	6,667,565	245
Redemptions	(8,825,416)	(322)	-	-	(8,825,416)	(322)
Net income/(loss)	9,126,571	-	-	-	9,126,571	-
PARTNERS' CAPITAL - September 30, 2023	$194,928,044	6,875	$-	-	$194,928,044	6,875

* Amounts and units have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$12,349,883	$9,126,571
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	(183,853,456)	(213,035,109)
Amortization of premium/accretion of discount on securities	(5,043,321)	(5,057,665)
Sales/maturities of investments in securities	211,768,711	240,343,521
Net change in unrealized trading (appreciation)/depreciation on investments in securities	51,957	7,193
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(3,291,519)	(8,762,806)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(15,479)	(623,316)
(Increase)/decrease in interest receivable	(50,165)	-
(Increase)/decrease in net premiums paid on credit default swap agreements	(3,575,960)	(1,813,027)
Increase/(decrease) in net premiums received on credit default swap agreements	787,690	934,509
Increase/(decrease) in due to brokers	-	65,000
Increase/(decrease) in accrued expenses and other liabilities	(15,840)	516
Net cash provided by/(used in) operating activities	29,112,501	21,185,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	4,649,999	6,667,565
Payments on redemptions (net of change in redemptions payable)	(25,236,150)	(8,907,322)
Net cash provided by/(used in) financing activities	(20,586,151)	(2,239,757)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,526,350	18,945,630
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	38,521,608	34,192,818
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$47,047,958	$53,138,448
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$135,458	$160,937

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2024, and the results of its operations for the three and nine month periods ended September 30, 2024 and 2023. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

Due from Brokers —Due from brokers may consist of balances due from Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as of September 30, 2024. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance. Amounts due from brokers include local and foreign currency balances.

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

The amount of restricted cash included in the Statements of Financial Condition is described in the table below.

	September 30, 2024	December 31, 2023	September 30, 2023
As at September 30, 2024, December 31, 2023 and September 30, 2023, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$13,784,019	$5,557,533	$14,453,416
Restricted cash*	33,263,939	32,964,075	38,685,032
Total cash and cash equivalents and restricted cah	$47,047,958	$38,521,608	$53,138,448

*As of September 30, 2024, the restricted cash has been presented separately from Due from Brokers in order to adhere to current policies. Prior period presentation has been changed to conform with current period disclosure for restricted cash.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as of September 30, 2024. The amount included in due to brokers in the Statements of Financial Condition is $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As of September 30, 2024 and December 31, 2023, the Trading Company maintains cash balances with The Bank of New York Mellon. As of September 30, 2024, the Trading Company held foreign cash balances of $111,541 with a cost of $111,819, which are included in cash and cash equivalents. As of December 31, 2023, the Trading Company held foreign cash balances totaling $565,304 with a cost of $565,257, which are included in cash and cash equivalents. As of September 30, 2024 and December 31, 2023, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2024 and 2023. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2024 and 2023.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2024 and December 31, 2023.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2024 and 2023.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of September 30, 2024 and December 31, 2023, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements*
Investments	As of September 30, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$111,842,404	$-	$111,842,404	$-
Futures contracts	11,000,540	11,000,540	-	-
Forward contracts	14,098,091	-	14,098,091	-
Swap agreements**	231,087	-	231,087	-
Total Assets	137,172,122	11,000,540	126,171,582	-
Liabilities
Futures contracts	(2,008,560)	(2,008,560)	-	-
Forward contracts	(17,654,470)	-	(17,654,470)	-
Swap agreements**	(77,509)	-	(77,509)	-
Total Liabilities	(19,740,539)	(2,008,560)	(17,731,979)	-
Net Fair Value	$117,431,583	$8,991,980	$108,439,603	$-

	Fair Value Measurements*
Investments	As of December 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$134,766,295	$-	$134,766,295	$-
Futures contracts	6,588,848	6,588,848	-	-
Forward contracts	12,154,169	-	12,154,169	-
Swap agreements**	2,834,692	-	2,834,692	-
Total Assets	156,344,004	6,588,848	149,755,156	-
Liabilities
Futures contracts	(1,783,291)	(1,783,291)	-	-
Forward contracts	(17,496,758)	-	(17,496,758)	-
Total Liabilities	(19,280,049)	(1,783,291)	(17,496,758)	-
Net Fair Value	$137,063,955	$4,805,557	$132,258,398	$-

* Net cumulative unrealized appreciation/ (depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of September 30, 2024 or 2023 based on the levels assigned at December 31, 2023 or 2022.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As of the period ended September 30, 2024, the Trading Company does not hold any open interest rate swap agreements.

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

As of September 30, 2024 and December 31, 2023, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2024		December 31, 2023
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(33,563)	$220,201,500	$1,139,271	$250,375,000
101-250	—	—	—	—
251-350	192,373	62,833,750	989,885	27,593,750
351-450	—	—	705,536	30,000,000
450+	—	—	—	—
Total	$158,810	$283,035,250	$2,834,692	$307,968,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As of September 30, 2024 and December 31, 2023, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and nine months ended September 30, 2024 and 2023, the Trading Company traded the following derivative contracts:

	For the three months ended September 30,		For the nine months ended September 30,
Number of contracts traded/settled	2024	2023	2024	2023
Exchange-traded futures contracts	26,436	35,973	55,626	87,622
Forward contracts	61,688	38,013	134,531	98,361
Swap agreements	180	413	661	1,042

As of September 30, 2024 and December 31, 2023, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	September 30, 2024	December 31, 2023
Exchange-traded futures contracts	$1,419,716,801	$896,912,015
Commodity forward	$76	$82
Forward contracts	$3,277,497,442	$1,892,070,290
Swap agreements	$293,035,250	$307,968,750

The trading activity of open future, forward and swap contracts as of September 30, 2024, September 30, 2023 and December 31, 2023 is indicative of the trading activity throughout the three and nine month periods.

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

These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At September 30, 2024 and December 31, 2023, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as of September 30, 2024 and December 31, 2023, may differ from the net liability amounts recorded as of September 30, 2024 and December 31, 2023, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of September 30, 2024 and December 31, 2023, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	September 30, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$14,053,091	Gross unrealized trading depreciation on open forward contracts	$(16,317,873)
Metals		45,000		(1,336,597)
Total open forward contracts		14,098,091		(17,654,470)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,676,601	Gross unrealized trading depreciation on open futures contracts	(562,908)
Currencies		12,855		—
Energy		200,687		(595,900)
Indices		3,117,260		(166,226)
Interest rates		3,286,461		(626,336)
Metals		2,706,676		(57,190)
Total open futures contracts		11,000,540		(2,008,560)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	231,087	Gross unrealized trading depreciation on open swap agreements	(77,509)
Total open swap agreements		231,087		(77,509)
Total Derivatives		$25,329,718		$(19,740,539)

	December 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$11,931,505	Gross unrealized trading depreciation on open forward contracts	$(16,526,321)
Metals		222,664		(970,437)
Total open forward contracts		12,154,169		(17,496,758)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,136,325	Gross unrealized trading depreciation on open futures contracts	(199,469)
Currencies		—		(1,390)
Energy		553,822		(575,826)
Indices		2,360,232		(738,970)
Interest rates		2,381,264		(72,296)
Metals		157,205		(195,340)
Total open futures contracts		6,588,848		(1,783,291)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	2,834,692	Gross unrealized trading depreciation on open swap agreements	—
Total open swap agreements		2,834,692		—
Total Derivatives		$21,577,709		$(19,280,049)

* Net cumulative unrealized appreciation/ (depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives	derivatives	derivatives
Forward contracts
Currencies	$(8,903,006)	$(44,276)	$(6,439,889)	$5,347,360
Metals	91,055	56,836	(2,089,378)	134,472
Net realized trading gains/(losses) on closed contracts/agreements	$(8,811,951)	$12,560	$(8,529,267)	$5,481,832
Currencies	$(2,943,985)	$(1,204,920)	$2,330,034	$6,969,643
Metals	(1,190,591)	(878,476)	(543,824)	(255,760)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(4,134,576)	$(2,083,396)	$1,786,210	$6,713,883
Futures contracts
Agricultural	$1,940,345	$2,543,607	$6,881,215	$3,689,336
Currencies	(3,026)	(3,719)	1,200	(173,552)
Energy	(326,097)	3,435,105	(3,443,307)	(802,085)
Indices	(6,496,789)	(6,333,257)	4,222,239	(6,673,249)
Interest rates	(6,812,588)	4,063,141	(3,673,337)	(2,131,851)
Metals	(1,964,573)	(4,056,127)	3,599,472	(6,301,304)
Net realized trading gains/(losses) on closed contracts/agreements	$(13,662,728)	$(351,250)	$7,587,482	$(12,392,705)
Agricultural	$(768,968)	$(793,974)	$176,837	$(40,042)
Currencies	(55,134)	100,463	14,245	101,909
Energy	(609,902)	946,452	(373,209)	367,645
Indices	2,141,253	(1,955,364)	1,329,772	(169,586)
Interest rates	3,529,229	591,138	351,157	2,359,120
Metals	3,142,048	644,137	2,687,621	(223,410)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$7,378,526	$(467,148)	$4,186,423	$2,395,636
Swap agreements
Credit default swaps	$(120,738)	$663,081	$3,951,583	$1,742,556
Net realized trading gains/(losses) on closed contracts/agreements	$(120,738)	$663,081	$3,951,583	$1,742,556
Credit default swaps	$268,662	$(854,559)	$(2,681,114)	$(346,713)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$268,662	$(854,559)	$(2,681,114)	$(346,713)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As of September 30, 2024 and December 31, 2023, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2024
Open futures contracts
Bank of America Merrill Lynch	$5,636,983	$(1,285,999)	$4,350,984	$—	$—	$4,350,984
Goldman Sachs	3,352,864	(28,920)	3,323,944	—	—	3,323,944
JPMorgan Chase	2,010,693	(693,641)	1,317,052	—	—	1,317,052
Total open futures contracts	$11,000,540	$(2,008,560)	$8,991,980	$—	$—	$8,991,980
Open forward contracts
BNP Paribas	$2,836	$(2,374)	$462	$—	$—	$462
Citigroup	1,623,887	(1,623,887)	—	—	—	—
BNY Mellon	3,771	—	3,771	—	—	3,771
HSBC	10,276,297	(10,276,297)	—	—	—	—
JPMorgan Chase	45,000	(45,000)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	2,146,300	(2,146,300)	—	—	—	—
Total open forward contracts	$14,098,091	$(14,093,858)	$4,233	$—	$—	$4,233
Open swap agreements
Barclays	$8,425	$—	$8,425	$—	$—	$8,425
JPMorgan Chase	222,662	(5,232)	217,430	—	—	217,430
Total open swap agreements	$231,087	$(5,232)	$225,855	$—	$—	$225,855
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,618,591	$(872,180)	$746,411	$—	$—	$746,411
Goldman Sachs	1,205,697	(568,651)	637,046	—	—	637,046
JPMorgan Chase	3,764,560	(342,460)	3,422,100	—	—	3,422,100
Total open futures contracts	$6,588,848	$(1,783,291)	$4,805,557	$—	$—	$4,805,557
Open forward contracts
BNP Paribas	$51,888	$(46,946)	$4,942	$—	$—	$4,942
Citigroup	3,183,511	(3,183,511)	—	—	—	—
HSBC	5,946,934	(5,946,934)	—	—	—	—
JPMorgan Chase	222,664	(222,664)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	2,749,172	(2,749,172)	—	—	—	—
Total open forward contracts	$12,154,169	$(12,149,227)	$4,942	$—	$—	$4,942
Open swap agreements
Barclays	$506,078	$—	$506,078	$—	$—	$506,078
Goldman Sachs	1,623,078	—	1,623,078	—	—	1,623,078
JPMorgan Chase	705,536	—	705,536	—	—	705,536
Total open swap agreements	$2,834,692	$—	$2,834,692	$—	$—	$2,834,692

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,285,999	$(1,285,999)	$—	$—	$—	$—
Goldman Sachs	28,920	(28,920)	—	—	—	—
JPMorgan Chase	693,641	(693,641)	—	—	—	—
Total open futures contracts	$2,008,560	$(2,008,560)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$2,374	$(2,374)	$—	$—	$—	$—
Citigroup	1,632,101	(1,623,887)	8,214	—	(8,214)	—
HSBC	12,358,819	(10,276,297)	2,082,522	—	(2,082,522)	—
JPMorgan Chase	1,336,597	(45,000)	1,291,597	—	(1,291,597)	—
Natwest f/k/a Royal Bank of Scotland	2,324,579	(2,146,300)	178,279	—	(178,279)	—
Total open forward contracts	$17,654,470	$(14,093,858)	$3,560,612	$—	$(3,560,612)	$—
Open swap agreements
Goldman Sachs	72,277	—	72,277	—	(72,277)	—
JPMorgan Chase	5,232	(5,232)	—	—	—	—
Total open swap agreements	$77,509	$(5,232)	$72,277	$—	$(72,277)	$—
As of December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$872,180	$(872,180)	$—	$—	$—	$—
Goldman Sachs	568,651	(568,651)	—	—	—	—
JPMorgan Chase	342,460	(342,460)	—	—	—	—
Total open futures contracts	$1,783,291	$(1,783,291)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$46,946	$(46,946)	$—	$—	$—	$—
Citigroup	3,945,510	(3,183,511)	761,999	—	(761,999)	—
HSBC	8,724,341	(5,946,934)	2,777,407	—	(2,777,407)	—
JPMorgan Chase	970,437	(222,664)	747,773	—	(747,773)	—
Natwest f/k/a Royal Bank of Scotland	3,809,524	(2,749,172)	1,060,352	—	(1,060,352)	—
Total open forward contracts	$17,496,758	$(12,149,227)	$5,347,531	$—	$(5,347,531)	$—

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Per unit operating performance:
Beginning net asset value	$31,541.43	$28,520.44	$27,029.09	$27,036.43
Income/(loss) from investment operations:
Net investment income/(loss)	324.39	303.99	945.77	844.83
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	(3,070.97)	(470.81)	819.99	472.36
Total income/(loss) from investment operations	(2,746.58)	(166.82)	1,765.76	1,317.19
Ending net asset value	$28,794.85	$28,353.62	$28,794.85	$28,353.62
Ratios to average partners' capital[1]:
Expenses	0.72%	0.51%	0.77%	0.48%
Net investment income/(loss)	4.41%	4.36%	4.26%	4.11%
Total return[2]	(8.71)%	(0.58)%	6.53%	4.87%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2024, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $3,750,000, and limited partner redemptions of $194,790.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2024. The Partnership’s capitalization was $ 79,935,059 as of September 30, 2024. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,539,801.82	1.93%
Bonds	$2,454,654.40	3.07%
Credit	$4,417,220.04	5.53%
Currencies	$4,522,316.57	5.66%
Energy	$1,696,454.24	2.12%
Interest rates	$1,493,772.89	1.87%
Metals	$1,840,935.09	2.30%
Stock indices	$4,338,795.20	5.43%
Total*	$22,303,950.26	27.90%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2024:

30-September-24
Ending Equity	$79,935,059

Nine months ended September 30, 2024:

Net assets decreased $ 6,788,978 for the nine months ended September 30, 2024. This decrease was attributable to subscriptions in the amount of $ 415,000, redemptions in the amount of $ 10,034,525 and a net gain from operations of $ 2,830,547.

Management Fees of $ 1,969,812 and servicing fees of $ 658,683 were paid or accrued, and interest of $ 3,319,723 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2024.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2024 were $ 1,067,165.

Three months ended September 30, 2024:

Net assets decreased $ 10,772,049 for the three months ended September 30, 2024. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 1,866,034 and a net loss from operations of $ 8,906,015.

Management Fees of $ 606,368 and servicing fees of $ 202,724 were paid or accrued, and interest of $ 1,077,401 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2024.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2024 were $ 325,855.

In July, the Partnership returned negative net of fees, driven by losses in currencies and fixed income. A net long US dollar overall position was not profitable, while the Partnership’s short yen position against the US dollar was also unprofitable, however, the Partnership’s position in Sterling against a basket of currencies led to some offsetting gains. The Partnership’s fixed income losses were concentrated at the short end of the curve as increased rate cut expectations hurt positions in Euribor and SOFR. Further out the maturity spectrum, European bond positions generated the biggest losses, flipping from short to long in the process. Within commodities, trading in agricultural generated gains, most notably from short soybeans position, while energies trading was broadly flat, with gains from short US natural gas being offset by losses from long oil positions. Within metals, longs in both silver and copper detracted. Long positions in risk assets scraped a positive return. In Japan, indices fell and long positions in Taiwanese indices suffered in sympathy with falls in the Magnificent 7. Gains from longs in Canadian and Australian indices offset these losses. Credit trading pipped equities for top performance on the month, led by long positions in high-yielding names in the US and Europe.

The Partnership ended August down on the month, driven by losses in stocks and currencies. Risk assets bore the brunt of August’s early reversal, with tempered exposures unable to fully recover losses amid the subsequent market rally. Long Asian indices were particularly affected, with Japanese stocks seeing their largest daily loss since 1987. Elsewhere, long US small caps and European indices compounded declines. As credit spreads widened, the Partnership’s long high yield exposure lead to declines. Forex trading dragged on performance amid a softening US dollar, particularly against Asian currencies, where short exposure to the Korean won and Chinese renminbi drove declines. The US dollar weakening hurt the Partnership’s net long US dollar positioning, however long Sterling helped offset as the pound hit a two-year high against the US dollar. Fixed income losses were concentrated at the short end of the curve with the Partnership only just switching to net long amid the early August rout, which suffered later in the month. Performance was mixed further out the maturity spectrum, with long Japanese bonds generating notable declines. In commodities, losses stemmed from metals and energies trading, notably short aluminum. Similarly, oil uprooted market price expectations with long positions falling on curbed Chinese demand and rising inventory levels. Agricultural trading partially offset losses as coffee surged.

In September, the Partnership returned positive net of fees, with positive attributions from fixed income, FX, equity, and metals trading, offset by losses from agricultural and energies. The Partnership’s transition to long fixed income over the quarter was rewarded as yields declined across most regions and tenors. Top performers were Italian bonds. A loss was incurred in Gilts, while a decreasing US dollar lead to gains in currency pairs such as the South African rand and British pound. Losses were incurred from a long position in the Chilean peso against the US dollar, however, as the Chilean central bank cut rates but gave dovish forward guidance. Top performers within equities were longs in the MSCI EM index and Hang Seng, while a loss was made from a short in the FTSE China A50 index. Long credit positions were all beneficial, most notably in high yielding CDS indices on both sides of the Atlantic. Trading in commodities was mixed. A declining US dollar and falling rates were positive for longs in precious metals. A short US natural gas position was hurt as prices rose. Within agricultural, returns were quite disparate; a long in coffee was beneficial, while losses were seen in the soy complex.

Three months ended June 30, 2024:

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

Three months ended September 30, 2023:

Net assets decreased $2,780,826 for the three months ended September 30, 2023. This decrease was attributable to subscriptions in the amount of $ 60,000, redemptions in the amount of $1,126,751 and a net loss from operations of $ 1,714,075.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2024. As of September 30, 2024, the Partnership’s average quarter-end capitalization was $ 87,491,755.

Quarter-Ended September 30, 2024
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,978,148.56	2.26%	$2,302,355.83	$1,539,801.82
Bonds	$2,114,710.11	2.42%	$2,658,046.50	$1,231,429.43
Credit	$4,003,741.13	4.58%	$4,724,360.04	$2,869,643.30
Currencies	$6,854,258.42	7.83%	$8,434,620.51	$4,522,316.57
Energies	$2,034,622.23	2.33%	$3,081,343.23	$1,326,069.23
Interest rates	$1,859,864.58	2.13%	$2,305,862.39	$1,493,772.89
Metals	$1,833,626.53	2.10%	$2,079,511.89	$1,580,432.60
Stock indices	$5,279,616.98	6.03%	$7,095,757.58	$4,338,795.20
Total*	$25,958,588.53	29.67%	$32,681,857.98	$18,902,261.04

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2024. Average capitalization is the Partnership’s average quarter-end capitalization for the nine months ended September 30, 2024.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2024, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Italy, Germany, the United States, Japan, Germany and Australia. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2024 the Partnership’s primary currency exposures were in the U.S. Dollar versus the British Pound, Australian Dollar, New Zealand Dollar, South African Rand and Singapore Dollar.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of September 30, 2024, the Partnership’s primary exposures were in the MSCI Emerging Market Index, Taiwan MSCI Index, Australian SPI200 Index, DAX Index and MSCI EAFE Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2024, the Partnership’s primary metals market exposures were in Silver, Gold, Copper, and Nickel.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, Corn, Coffee and Wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2024

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2024, the main exposures were in Crude Oil, Heating Oil, Gas Oil, and Gasoline

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2024.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in British Pound. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended September 30, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
July 2024	$—	$—	$—
August 2024	$—	$—	$—
September 2024	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2024:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2024	$100,000	$—	$212,938
August 2024	$180,773	$—	$502,548
September 2024	$869,775	$—	$—
TOTAL	$1,150,548	$—	$715,486

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2024.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer