Form 10-K
period 2024-12-31
MAN AHL DIVERSIFIED I LP
filed 2025-03-21
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2024

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

Not applicable.

Documents Incorporated by Reference

The report of the independent registered public accounting firm and the financial statements of the Registrant for the year ended December 31, 2024 are included herewith as Exhibit 13.1 and are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

Risks Associated with Use of AI. In line with advances in computing technology and data analytics, there has been an increasing trend towards utilizing artificial generative intelligence, large language models, machine learning, artificial neural networks, artificial narrow intelligence, or similar tools, models and systems generally referred to as “alternative intelligence” (collectively, “AI Tools”) as part of portfolio management, trading, portfolio risk management and other applications in the investment management processes used by various market participants. The Trading Advisor may utilize AI Tools in connection with managing the Partnership and certain vendors and counterparties of the Partnership, including third-party research providers, may use AI Tools. Although AI Tools have certain advantages and benefits for various applications, there are also risks to the Partnership that derive from the usage of AI Tools. In particular, many AI Tools are relatively recent developments and may be subject to one or more undetected errors, defects or security vulnerabilities. Some errors may be discovered only after an AI Tool has been used by end customers or after substantial operations in the marketplace. Any exploitable errors or security vulnerabilities discovered after such AI Tools are in widespread operation could result in substantial loss of revenues or assets, or material liabilities or sanctions.

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

(b)
Holders.

As of December 31, 2024, there were 227 holders of Class A-1 Units, 15 holders of Class A-2 Units and 243 holders of Class B-1 Units.

(c)
Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. There were no underwriting discounts or commissions in connection with the sales of the Units described below. The following table summarizes the amount subscribed during the three months ended December 31, 2024:

Date of Subscription:	Class A-1 Amount Subscribed:	Class A-2 Amount Subscribed:	Class B-1 Amount Subscribed:
(last business day)
October 2024	$—	$—	$—
November 2024	$—	$—	$—
December 2024	$—	$—	$—
Total	$—	$—	$—
(f)
Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount redeemed during three months ended December 31, 2024:

Date of Redemption:	Class A-1 Amount Redeemed:	Class A-2 Amount Redeemed:	Class B-1 Amount Redeemed:
(last business day)
October 2024	$41,340	$—	$—
November 2024	$193,995	$568,650	$518,385
December 2024	$263,008	$—	$630,938
Total	$498,343	$568,650	$1,149,323

Each of the amounts redeemed from the Partnership as of the last business day of October 2024, November 2024, and December 2024 was determined based on redemption requests received from Limited Partners in respect of the redeemed Units.

Item 6. Selected Financial Data.

The following is a summary of operations for the fiscal years 2024, 2023, 2022, 2021, and 2020 and total assets of the Partnership at December 31, 2024, 2023, 2022, 2021, and 2020.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Revenue:*
Net realized gains/(losses) and change in unrealized appreciation/depreciation	1,940,597	$(3,848,216)	$16,528,604	$12,312,822	$9,655,632
Interest income	4,144,907	4,448,208	1,367,524	59,757	510,991
Other Income	54,097	4,731	61,035	—	4,845
Expenses:**
Incentive fees	—	—	—	—	—
Management fees	2,532,198	2,764,467	2,925,061	2,741,440	2,603,364
Servicing fees	846,677	925,054	979,160	918,065	871,180
Brokerage commissions	157,250	132,715	105,501	143,451	138,727
Administrative expenses	1,230,181	979,247	814,919	939,538	869,967
Net income/(loss)	$1,373,295	$(4,196,760)	$13,132,522	$7,630,085	$5,688,230
Total assets	$77,729,211	$88,042,527	$96,721,385	$88,987,086	$86,720,650
Total Partnership capital	$76,261,491	$86,724,037	$95,974,747	$88,174,579	$84,817,626
Net Asset Value per outstanding unit — Class A — Series 1***	$4,868.88	$4,816.17	$5,046.95	$4,402.83	$4,040.79
Net Asset Value per outstanding unit — Class A — Series 2***	$5,931.78	$5,794.47	$5,996.48	$5,166.02	$4,682.16
Net Asset Value per outstanding unit — Class B — Series 1***	$4,868.67	$4,815.96	$5,046.72	$4,402.64	$4,040.61
Net Income/Loss per unit Class A — Series 1^	$80.26	$(225.77)	$658.74	$372.99	$237.00
Net Income/Loss per unit Class A — Series 2^	$239.83	$(206.95)	$955.09	$477.27	$395.07
Net Income/Loss per unit Class B — Series 1^	$72.77	$(230.20)	$673.19	$369.12	$253.32

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

During its operations through December 31, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2024. The Partnership’s capitalization was $76,261,491 as of December 31, 2024. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2024
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agricultural	$2,217,938.16	2.91%
Bonds	$1,549,303.78	2.03%
Credit	$3,646,872.80	4.78%
Currencies	$6,220,570.15	8.16%
Energy	$513,717.47	0.67%
Interest rates	$1,815,214.34	2.38%
Metals	$943,717.79	1.24%
Stock indices	$2,872,959.89	3.77%
Total*	$19,780,294.38	25.94%

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

	2024	2023
	31-Dec-24	31-Dec-23
Ending Equity	$76,261,491	$86,724,037

2024

Partner’s capital decreased $ 10,462,546 for the year ended December 31, 2024. This decrease was attributable to subscriptions in the amount of $ 415,000, redemptions in the amount of $ 12,250,841 and net gain from operations of $ 1,373,295.

For the year ended December 31, 2024, the Partnership accrued or paid total expenses of $ 4,766,306, including $ 846,677 in servicing fees, $ 2,532,198 in General Partner administrative fees and Trading Advisor management fees, and $ 1,387,431 in other expenses. Interest of $ 4,144,907 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances.

The Net Asset Value of a Class A-1 Unit increased by $ 52.71 to $ 4,868.88. The Net Asset Value of a Class B-1 Unit increased by $ 52.71 to $ 4,868.67. The Net Asset Value of Class A-2 Unit increased by $ 137.31 to $ 5,931.78.

In January, the Partnership’s equity trading generated gains. Long positions in the Nikkei and Tokyo Stock Exchange Index were top performers for the Partnership, though a long position in the Korean Kospi generated offsetting losses. In February, the Partnership’s equity trading continued its positive trend, with boosts from the S&P500 and Taiwanese indices. Losses were incurred from shorts in the Hang Seng and Chinese equities. In March, the Partnership’s equity trading was similarly positive as the Partnership’s long positioning in equity indices, particularly in Taiwan, generated gains and offset losses form short positions in the Hang Seng and FTSE China A50 indices. In April, the Partnership’s long equity positions generally experienced losses, though a long position in the FTSE100 index delivered some gains as well. In May, the Partnership’s net long equity positions, specifically in Taiwanese equities, were profitable. In June, marginal gains in equities were generated as the Partnership’s two index positions in Taiwan topped the performance table for both the month and the year, while a loss was experienced from a long in the CAC 40 index. In July, Japanese indices fell and long positions in Taiwanese indices suffered. However, gains from longs in Canadian and Australian indices offset these losses. In August, the Partnership’s equity trading was negative, with long Asian indices particularly affected and long US small caps and European indices compounding declines. In September, the Partnership’s equity trading returned to positive with longs in the MSCI EM index and Hang Seng as top performers, while a loss was made from a short in the FTSE China A50 index. Trading in equities dipped into the red as October drew to a close, though a long Nikkei position was a lonely bright spot. In November, the Partnership’s equities positions had positive returns , notably S&P500, Russell 2000, as well as Canada’s TSX, though there were offsetting losses from a long in the tech-heavy FTSE Taiwan index. In December, the Partnership’s long equities stance was not profitable. The worst performer was the Russell 2000, while Asian indices such as the Tokyo Stock Exchange and FTSE Taiwan escaped relatively unscathed.

In January, the Partnership’s credit trading finished underwater, but in February, long credit positions were accretive, driven by European and US high-yielding names. In March, the Partnership’s credit trading continued its positive trend because aggregate long positions in credit, most notably in US investment-grade and high-yield indices, increased. In April, the Partnership’s credit trading was negative, as long credit positions generated losses, with the US and EU higher-yielding names faring worst. However, the Partnership’s credit trading was positive in May. Broadly positive market sentiment boosted long credit positions, most notably in the US. In June, Credit trading was bifurcated; the Partnership experienced losses from its European index positioning while trading in the US indices finished the month around flat. In July, Credit trading obtained the top performance on the month, led by long positions in high-yielding names in the US and Europe. In August, credit trading was down as credit spreads widened, the Partnership’s long high yield exposure lead to declines. Comparatively, long credit positions were all beneficial in September, most notably in high yielding CDS indices on both sides of the Atlantic. In October, long credit positions eked out a small gain in aggregate. In November, long risk positions across the board in CDS generated gains, notably high-yield and investment-grade indices in the US, but long credit positions finished in the red in December.

In January, commodity trading, while largely flat, had some of the Partnership’s worst performing positions, including shorts in natural gas, gold and copper. In February, the Partnership’s commodities trading turned positive, as agricultural delivered strong returns driven by a short position in corn and a long position in cocoa and energies saw gains accrued from a short in natural gas, while metals trading detracted, led by copper. In March, energies trading was positive, driven by a short in US natural gas and long positions in crude oil gold, and cocoa, while shorts in soybeans and corn provided offsetting losses. In April, metals did the best, with long positions in copper and gold generating positive returns. Returns from trading agricultural were more muted, with losses from a short wheat position offset by gains from long coffee. Energies trading generated losses from short US natural gas, long gas oil and short carbon emissions. In May, commodities trading generated losses, with energies doing the worst, as the Partnership’s short in US natural gas was one of the worst performers. Within agricultural, losses stemmed from short positions across the soy complex. Metals trading, however, provided gains through long silver and copper positions. The Partnership’s energies trading was negative in June. Trading in metals struggled with losses seen in copper, and energy trading dipped into the red, driven by losses from a short heating oil position. Agricultural trading, on the other hand, generated gains via short positions in corn and in the soy complex. In July, trading in agricultural generated gains, most notably from short soybeans position, while energies trading was broadly flat, with gains from short US natural gas being offset by losses from long oil positions. Within metals, longs in both silver and copper detracted. In August, commodities trading losses stemmed from metals (notably short aluminum) and energies trading (long oil). Agricultural trading partially offset losses as coffee surged. In September, the Partnership’s metals trading turned positive on the whole, offset by losses from agricultural and energies trading. Trading in commodities was mixed as a declining US dollar and falling rates were positive for longs in precious metals. A short US natural gas position was hurt as prices rose. Within agricultural, returns were quite disparate; a long in coffee was beneficial, while losses were seen in the soy complex. In October, commodities trading was positive, with gains from metals (gold in particular) and agriculturals (shorts in soybeans) outweighing losses from energies, principally from the oil complex (including crude and heating oil). In November, positive returns from agriculturals, specifically long positions in coffee, failed to offset losses from short positions in US natural gas and long positions in gold and silver. Similarly in December, commodity trading lost out overall, with losses from long positions US natural gas and gold and short positions in wheat and soyameal more than offsetting gains from long cocoa and short platinum positions.

In January, the Partnership’s FX trading was negative. Shorts in both the Japanese Yen and South Korean Won against the US dollar were also profitable, though losses were seen in other positions, notably a long in the New Zealand dollar against the US dollar. In February, the US dollar’s increasing value generated gains for the Partnership’s long USD crosses, with the top performer coming against the Japanese yen. Losses were incurred in the British pound and the New Zealand dollar. In March, the Partnership’s trading in currency markets was beneficial in aggregate. The Mexican peso outperformed the US dollar, which was beneficial for the Partnership’s long exposure. Short positions in the Japanese yen against multiple currencies generated gains as the currency continued to decline. Losses were experienced trading the Israeli shekel and British pound against the US dollar. In April, the Partnership’s currency trading was positive, as the Partnership’s net long US dollar positions performed well against a variety of currencies, specifically, the Japanese Yen. Though a short position in the US dollar against the Mexican Peso generated a loss. In May, the Partnership’s currency trading turned negative. The Partnership’s broad net long US dollar positioning, most notably against the Swiss franc and Norwegian krone incurred losses. Japan’s yen rose, generating losses, but were mostly recovered as it fell back again as the month progressed. In June, trading in currencies finished flat, but there was considerable intra-sector variability. The Japanese yen continued to fall against multiple currencies, which suited positioning, though gains were offset from losses in the Partnership’s long position in the Mexican peso against the US dollar. In July, the Partnership’s currency trading was negative. A net long US dollar overall position was not profitable, while the Partnership’s short yen position against the US dollar was also unprofitable, however, the Partnership’s position in Sterling against a basket of currencies led to some offsetting gains. The Partnership’s currency trading continued negative in August. Forex trading dragged on performance amid a softening US dollar, particularly against Asian currencies, where short exposure to the Korean won and Chinese renminbi drove declines. The US dollar weakening hurt the Partnership’s net long US dollar positioning, however long Sterling helped offset as the pound hit a two-year high against the US dollar. However, in September, the Partnership’s currency trading reverted to positive as a decreasing US dollar lead to gains in currency pairs such as the South African rand and British pound. Losses were incurred from a long position in the Chilean peso against the US dollar, however, as the Chilean central bank cut rates but gave dovish forward guidance. In October, the Partnership’s currency trading was negative, with losses in the Partnership’s aggregate short positioning in the US dollar and positions in the British pound, while the Partnership’s position in the Japanese yen generated some offsetting gains. In November, the long US dollar positions provided gains, along with positions in the South Korean won and Swiss franc, while the British pound provided offsetting losses. In December, the Partnership saw profits from the Partnership’s short position in the Japanese yen, as well as a short position in the Korean won against the US dollar. Losses were incurred trading the South African rand.

In January, the Partnership’s fixed income trading was negative with the Partnership’s net long exposure accounted for most of the Partnership’s losses for the month. In February, fixed income trading turned positive, with gains from short positions in short duration instruments, including SOFR and 2-year German bonds. Losses were incurred from long positions in Italian bonds. In March, fixed income trading finished the month negative as well, and flat aggregate net positions. The Italian 10-year bond futures performed positively, while a short position in SONIA generated a loss. In April, the Partnership’s fixed income trading was positive. The Partnership’s short fixed income positions were largely profitable, though losses were experienced trading Japanese bond futures. In May, the Partnership’s bond trading was negative. The increase in bonds in the beginning of the month hurt the Partnership’s short positions in treasuries across the maturity spectrum, though despite an early loss in the Partnership’s short position in Japanese bonds, the position ended the month as the sector’s top performer. In June, the Partnership’s fixed income trading was negative. The decline in yields affected the Partnership’s short positioning in rates markets, with losses experienced notably in Euribor and SOFR contracts. In contrast, the Partnership experienced small gains in OAT yields. In July, the Partnership’s fixed income trading was negative. The Partnership’s fixed income losses were concentrated at the short end of the curve as increased rate cut expectations hurt positions in Euribor and SOFR. Further out the maturity spectrum, European bond positions generated the biggest losses, flipping from short to long in the process. In August, the Partnership’s Fixed income losses were concentrated at the short end of the curve with the Partnership only just switching to net long amid the early August rout, which suffered later in the month. Performance was mixed further out the maturity spectrum, with long Japanese bonds generating notable declines. In September, the Partnership’s fixed income trading generated gains. The Partnership’s transition to long fixed income over the quarter was rewarded as yields declined across most regions and tenors. Top performers were Italian bonds, and a loss was incurred in Gilts. In October, the Partnership’s fixed income trading resulted in losses. The Partnership’s long fixed income positions across the curve experienced losses. Italian bonds and Euribor futures caused the greatest pain. Aggregate long positions transitioned to short as the month progressed, which was beneficial to the Partnership’s short in UK gilts as the budget news at month end was digested negatively. In November, trading in fixed income was broadly flat, with gains from long Euribor positions were offset by losses from other short positions. In December, fixed income finished underwater as gains from shorts in all tenors along the US curve, were offset by losses in long positions in Italian and Korean government bonds.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2024. During 2024, the Partnership’s average quarter-end capitalization was $84,684,189.

Fiscal Year 2024
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$2,038,095.96	2.41%	$2,302,355.83	$1,539,801.82
Bonds	$1,973,358.53	2.33%	$2,658,046.50	$1,231,429.43
Credit	$3,914,524.05	4.62%	$4,724,360.04	$2,869,643.30
Currencies	$6,695,836.35	7.91%	$8,434,620.51	$4,522,316.57
Energies	$1,654,396.04	1.95%	$3,081,343.23	$513,717.47
Interest rates	$1,848,702.02	2.18%	$2,305,862.39	$1,493,772.89
Metals	$1,611,149.34	1.90%	$2,079,511.89	$943,717.79
Stock indices	$4,677,952.70	5.52%	$7,095,757.58	$2,872,959.89
Total*	$24,414,015.00	28.83%	$32,681,857.97	$15,987,359.16

*Total amount does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2024.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2024, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, United Kingdom, Australia, Italy, and France. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2024, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Swiss Franc, Swedish Krona, New Zealand Dollar and Chilean Peso.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of December 31, 2024, the Partnership’s primary exposures were in the Nikkei Index, DAX Index, Taiwan MSCI Index, and S&P500 Index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2024, the Partnership’s primary metals market exposures were in Gold, Copper, Platinum, and Nickel.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, Wheat, Coffee and Soybeans accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2024.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2024, the main exposures were in Crude Oil, Heating Oil, US Natural Gas, and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2024.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in the Japanese Yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Auditor PCAOB ID Number: 34

Auditor Name: Deloitte & Touche LLP

Auditor Location: United States

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2024 and 2023. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2024	2024	2024	2024
Income*	861,398	1,078,349	1,161,721	1,097,536
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	(1,248,004)	(8,849,417)	1,321,413	10,716,605
Expenses**	(1,070,646)	(1,134,947)	(1,392,230)	(1,168,483)
Net Income/(Loss)	(1,457,252)	(8,906,015)	1,090,904	10,645,658
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1	(88.36)	(358.61)	64.67	606.03
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2	(152.44)	(634.09)	92.07	720.20
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1	(92.81)	(548.52)	65.19	614.20

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2023	2023	2023	2023
Income*	1,181,502	1,145,490	1,093,677	1,032,270
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	(5,422,654)	(1,665,495)	8,474,319	(5,234,386)
Expenses**	(1,207,805)	(1,194,070)	(1,227,941)	(1,171,667)
Net Income/(Loss)	(5,448,957)	(1,714,075)	8,340,055	(5,373,783)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1	(299.78)	(91.76)	439.36	(283.05)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2	(346.29)	(89.68)	542.86	(317.73)
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1	(296.49)	(98.55)	439.30	(280.75)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2024, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

(a)
Not applicable.
(b)
During the year ended December 31, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

(j)
Insider Trading Policy

The General Partner has not adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of Partnership’s securities by directors, officers and employees of the General Partner, or the Partnership itself, because neither directors, officers and employees of the General Partner nor the Partnership itself are permitted to purchase the Partnership’s securities.

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

(c)
Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2024, the General Partner’s interest in the Partnership was valued at $907,432 which constituted 1.19% of total partners’ capital.

As of December 31, 2024 no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $ 2,532,198 for the year ended December 31, 2024. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2024. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $ 846,677 in servicing fees for the year ended December 31, 2024. The General Partner’s interest in the Partnership incurred net gain of $ 9,823 for the year ended December 31, 2024.

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

Item 14. Principal Accounting Fees and Services.

(1)
Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2024 and 2023 were approximately $310,000 and $290,000, respectively.

(2)
Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization for the years ended December 31, 2024 and 2023.

(3)
Tax Fees

The aggregate fees for tax compliance, advice and planning services rendered by Ernst & Young Ltd and other member firms of the global Ernst & Young Ltd organization for the years ended December 31, 2024 and 2023 were $323,209 and $335,397, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2025.

Signature	Title with General Partner	Date

/s/Gregory Bond	President, Principal Executive Officer	March 21, 2025
Gregory Bond

/s/ Mark Bilancieri	Principal Financial Officer	March 21, 2025
Mark Bilancieri

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 21, 2025

By	/s/ Gregory Bond
Gregory Bond
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Partners of Man-AHL Diversified I L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”), as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations, the changes in its partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

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

New York, New York

March 21, 2025

We have served as the auditor of one or more Man Group Investment Companies since 2023.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified I L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022, and the results of its operations, changes in its partners’ capital, and its cash flows for the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 28, 2023

MAN-AHL DIVERSIFIED I L.P. Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified I L.P. for the year ended in December 31, 2024 is accurate and complete.

David Barber
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified I L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2024 AND 2023

	December 31, 2024		December 31, 2023
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$76,835,265		$87,383,755
Due from Man-AHL Diversified Trading Company L.P.	893,946		608,772
Cash	-		50,000
Total assets	$77,729,211		$88,042,527

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$893,946		$608,772
Subscriptions received in advance	-		50,000
Management fees payable	191,647		215,707
Servicing fees payable	64,041		72,183
Accrued expenses and other liabilities	318,086		371,828
Total liabilities	1,467,720		1,318,490

PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at December 31, 2024 and December 31, 2023)	907,432		897,609
Limited Partners - Class A Series 1 (10,513.79 and 11,847.00 units outstanding as at December 31, 2024 and December 31, 2023, respectively)	51,190,365		57,057,130
Limited Partners - Class A Series 2 (378.07 and 689.34 units outstanding as at December 31, 2024 and December 31, 2023, respectively)	2,242,615		3,994,356
Limited Partners - Class B Series 1 (4,502.48 and 5,144.34 units outstanding as at December 31, 2024 and December 31, 2023, respectively)	21,921,079		24,774,942
Total partners' capital	76,261,491		86,724,037
Total liabilities and partners' capital	$77,729,211		$88,042,527
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,868.88	*	$4,816.17	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,931.78	*	$5,794.47	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,868.67	*	$4,815.96	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	2024	2023	2022
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$4,144,907	$4,448,208	$1,367,524
Other income	54,097	4,731	61,035
Brokerage commissions	(157,250)	(132,715)	(105,501)
Interest expense - brokers	(228,220)	(133,337)	(80,267)
Administration fees	(58,756)	(62,778)	(65,999)
Professional fees	(121,904)	(150,669)	(135,625)
Shareholder expenses	(37,305)	(10,493)	(70,915)
Other expenses	(67,134)	(25,633)	(32,296)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	3,528,435	3,937,314	937,956
PARTNERSHIP EXPENSES:
Management fees	2,532,198	2,764,467	2,925,061
Servicing fees	846,677	925,054	979,160
Professional fees	497,309	283,075	194,687
Other expenses	219,553	313,262	235,130
Total partnership expenses	4,095,737	4,285,858	4,334,038
Net investment income/(loss)	(567,302)	(348,544)	(3,396,082)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(2,169,926)	(5,493,165)	16,919,249
Net change in unrealized trading appreciation/(depreciation) on securities	(22,419)	44,214	8,941
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements and translation of foreign currency	4,132,942	1,600,735	(399,586)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	1,940,597	(3,848,216)	16,528,604
NET INCOME/(LOSS)	$1,373,295	$(4,196,760)	$13,132,522
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)
CLASS A Series 1	$80.26	$(225.77)	$658.74
CLASS A Series 2	$239.83	$(206.95)	$955.09
CLASS B Series 1	$72.77	$(230.20)	$673.19
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
CLASS A Series 1	11,173.38	12,458.35	12,811.15
CLASS A Series 2	505.66	715.10	833.91
CLASS B Series 1	4,882.03	5,369.67	5,788.65

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS’ CAPITAL January 1, 2024	$57,057,130	11,847	$897,609	186	$3,994,356	689	$24,774,942	5,144	$86,724,037	17,866
Subscriptions	415,000	77	-	-	-	-	-	-	415,000	77
Redemptions	(7,168,678)	(1,411)	-	-	(1,873,017)	(311)	(3,209,146)	(641)	(12,250,841)	(2,363)
Net income/(loss)	886,913	-	9,823	-	121,276	-	355,283	-	1,373,295	-
PARTNERS’ CAPITAL December 31, 2024	$51,190,365	10,513	$907,432	186	$2,242,615	378	$21,921,079	4,503	$76,261,491	15,580

PARTNERS’ CAPITAL January 1, 2023	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881
Subscriptions	1,495,000	297	-	-	-	-	75,000	15	1,570,000	312
Redemptions	(4,364,201)	(873)	-	-	(160,095)	(28)	(2,099,654)	(426)	(6,623,950)	(1,327)
Net income/(loss)	(2,769,657)	-	(43,011)	-	(147,989)	-	(1,236,103)	-	(4,196,760)	-
PARTNERS’ CAPITAL December 31, 2023	$57,057,130	11,847	$897,609	186	$3,994,356	689	$24,774,942	5,144	$86,724,037	17,866

PARTNERS’ CAPITAL January 1, 2022	$56,257,765	12,778	$820,573	186	$4,962,742	961	$26,133,499	5,936	$88,174,579	19,861
Subscriptions	1,950,000	378	-	-	-	-	402,800	80	2,352,800	458
Redemptions	(3,830,914)	(733)	-	-	(1,456,766)	(244)	(2,397,474)	(461)	(7,685,154)	(1,438)
Net income/(loss)	8,319,137	-	120,047	-	796,464	-	3,896,874	-	13,132,522	-
PARTNERS’ CAPITAL December 31, 2022	$62,695,988	12,423	$940,620	186	$4,302,440	717	$28,035,699	5,555	$95,974,747	18,881

* Amounts and units have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,373,295	$(4,196,760)	$13,132,522
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	(415,000)	(1,570,000)	(825,266)
Sales of investments in Man-AHL Diversified Trading Company L.P.	16,147,348	10,387,956	10,557,527
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment (income)/loss allocated from investment in Man-AHL Diversified Trading Company L.P.	(5,469,032)	(89,098)	(17,466,560)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(24,060)	(21,804)	19,925
Increase/(decrease) in servicing fees payable	(8,142)	(7,289)	6,595
Increase/(decrease) in accrued expenses and other liabilities	(53,742)	94,613	(14,042)
Net cash provided by/(used in) operating activities	11,550,667	4,597,618	5,410,701
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance) *	365,000	1,620,000	2,352,800
Payments on redemptions (net of change in redemptions payable)	(11,965,667)	(6,167,618)	(7,763,501)
Net cash provided by/(used in) financing activities	(11,600,667)	(4,547,618)	(5,410,701)
NET INCREASE/(DECREASE) IN CASH	(50,000)	50,000	-
CASH - Beginning of year	50,000	-	-
CASH - End of year	$-	$50,000	$-

* Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2024, 2023 and 2022 of $5,150, $19,200, and $1,000 respectively.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed in a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at December 31, 2024.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

As at December 31, 2024 and 2023, the Partnership owned 2,679.90 and 3,232.95 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at December 31, 2024 and 2023 was 44.95% and 48.91%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at December 31, 2024 and 2023, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2024, 2023 and 2022, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As at December 31, 2024, 2023 and 2022, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2024, 2023 and 2022.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2024, 2023 and 2022. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, on the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the years ended December 31, 2024, 2023 and 2022.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2024, 2023 and 2022.

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

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Class A	Class A	Class B	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72	$4,402.83	$5,166.02	$4,402.64
Income/(loss) from investment operations:
Net investment income/(loss)	(36.51)	36.77	(36.68)	(21.71)	49.12	(21.30)	(176.72)	(135.89)	(177.01)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	89.22	100.54	89.39	(209.07)	(251.13)	(209.46)	820.84	966.35	821.09
Total income/(loss) from investment operations	52.71	137.31	52.71	(230.78)	(202.01)	(230.76)	644.12	830.46	644.08
Ending net asset value	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72
Ratios to average limited partners' capital [1]:
Total expenses excluding incentive fees	5.61%	4.47%	5.70%	5.21%	3.96%	5.21%	5.00%	3.84%	5.01%
Total expenses including incentive fees	5.61%	4.47%	5.70%	5.21%	3.96%	5.21%	5.00%	3.84%	5.01%
Net investment income/(loss)	(0.71)%	0.60%	(0.72)%	(0.43)%	0.82%	(0.43)%	(3.54)%	(2.32)%	(3.55)%
Total return:
Total return before incentive fees	1.09%	2.37%	1.09%	(4.57)%	(3.37)%	(4.57)%	14.63%	16.08%	14.63%
Total return after incentive fees	1.09%	2.37%	1.09%	(4.57)%	(3.37)%	(4.57)%	14.63%	16.08%	14.63%

1 Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

MAN-AHL DIVERSIFIED I L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

6.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2024, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $Nil and limited partner redemptions of $3,042,069.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Partners of Man-AHL Diversified Trading Company L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company as of December 31, 2024 and 2023, and the results of its operations, the changes in its partners’ capital, and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trading Company's management. Our responsibility is to express an opinion on the Trading Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trading Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

New York, New York

March 21, 2025

We have served as the auditor of one or more Man Group Investment Companies since 2023.

Report of Independent Registered Public Accounting Firm

To the Limited Partners and General Partner of Man-AHL Diversified Trading Company L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investment, as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company at December 31, 2022, and the results of its operations, changes in its partners’ capital, and its cash flows for the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Grand Cayman, Cayman Islands

March 28, 2023

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified Trading Company L.P. for the year ended in December 31, 2024 is accurate and complete.

David Barber
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2024 AND 2023

	December 31, 2024		December 31, 2023
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$2,304,108		$4,805,557
Net unrealized trading appreciation on open forward contracts	11,210,307		4,942
Net unrealized trading appreciation on open swap agreements	-		2,834,692
Net premiums paid on credit default swap agreements	10,524,624		6,103,173
Due from brokers	143,987		34,589
Restricted cash	25,370,053		32,964,075
Total equity in trading accounts	49,553,079		46,747,028
Cash and cash equivalents	11,248,590		5,557,533
Investments in securities, at fair value (cost $116,887,495 and $134,645,916 as at December 31, 2024 and December 31, 2023, respectively)	116,958,598		134,766,295
Interest receivable	69,695		26,648
Total assets	$177,829,962		$187,097,504

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$926,721		$ -
Net unrealized trading depreciation on open forward contracts	29,782		5,347,531
Net unrealized trading depreciation on open swap agreements	701,823		-
Net premiums received on credit default swap agreements	2,041,521		-
Due to brokers	1,449,999		-
Redemptions payable to Man-AHL Diversified I L.P.	893,946		608,772
Redemptions payable to Man-AHL Diversified II L.P.	332,032		2,047,191
Accrued expenses and other liabilities	500,684		418,761
Total liabilities	$6,876,508		$8,422,255

PARTNERS' CAPITAL:
Limited Partners (5,962.61 and 6,610.48 units outstanding as at December 31, 2024 and December 31, 2023, respectively)	170,953,454		178,675,249
Total partners’ capital	170,953,454		178,675,249
Total liabilities and partners' capital	$177,829,962		$187,097,504
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$28,670.91	*	$27,029.09	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2024			December 31, 2023
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$2,159,919	1.3		$429,862	0.2
Currencies	227,263	0.1		-	-
Energy	(45,677)	(0.0)	*	(182,858)	(0.1)
Indices	(1,221,312)	(0.7)		2,001,034	1.1
Interest Rates	(670,045)	(0.4)		2,373,956	1.4
Metals	(203,185)	(0.1)		(19,155)	(0.0)	*
Total futures contracts - long	246,963	0.2		4,602,839	2.6
FUTURES CONTRACTS - Short:
Agricultural	(517,785)	(0.3)		506,994	0.3
Currencies	—	—		(1,390)	(0.0)	*
Energy	(385,758)	(0.2)		160,854	0.1
Indices	(12,519)	(0.0)	*	(379,772)	(0.3)
Interest Rates	1,705,838	1.0		(64,988)	(0.0)	*
Metals	340,648	0.2		(18,980)	(0.0)	*
Total futures contracts - short	1,130,424	0.7		202,718	0.1
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$1,377,387	0.9		$4,805,557	2.7
FORWARD CONTRACTS - Long:
Australian dollar	$(202,547)	(0.1)		$114,785	0.1
Brazilian real	(302,213)	(0.2)		340,160	0.2
Mexican peso	(179,133)	(0.1)		522,543	0.3
New Zealand dollar	(166,589)	(0.1)		193,904	0.1
South African rand	(831,079)	(0.5)		148,523	0.1
South Korean won	(596,824)	(0.3)		(5,829)	(0.0)	*
U.K. pound	(422,962)	(0.2)		241,695	0.1
Other	(1,690,739)	(1.0)		3,873,926	2.1
Total long forward contracts vs US Dollar	(4,392,086)	(2.5)		5,429,707	3.0
FORWARD CONTRACTS - Short:
Australian dollar	891,692	0.5		(202,155)	(0.1)
Brazilian real	988,171	0.6		(144,905)	(0.1)
Mexican peso	169,144	0.1		(55,726)	(0.0)	*
New Zealand dollar	1,331,452	0.8		(35,206)	(0.0)	*
South African rand	165,345	0.1		(119,151)	(0.1)
South Korean won	2,079,779	1.2		(288,486)	(0.2)
U.K. pound	157,188	0.1		(50,656)	(0.0)	*
Other	9,600,823	5.6		(8,594,571)	(4.8)
Total short forward contracts vs US Dollar	15,383,564	9.0		(9,490,856)	(5.3)
Forward contracts - Cross currencies - appreciation	2,748,978	1.6		1,845,000	1.0
Forward contracts - Cross currencies - depreciation	(2,613,639)	(1.5)		(2,378,667)	(1.3)
Forward contracts - Metal non US Dollar	53,708	0.0	*	(747,773)	(0.4)

NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$11,180,525	6.6		$(5,342,589)	(3.0)

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2024			December 31, 2023
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $2,041,521 and $nil, as at December 31, 2024 and December 31, 2023, respectively)		$(50,695)	(0.0)	*	$ -	-
Total swap agreements - long		(50,695)	(0.0)	*	-	-
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $10,524,624 and $6,103,173, and upfront premiums received $nil and $nil, as at December 31, 2024 and December 31, 2023, respectively)		(651,128)	(0.4)		2,834,692	1.6
Total swap agreements - short		(651,128)	(0.4)		2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(701,823)	(0.4)		$2,834,692	1.6
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN CONTRACTS /AGREEMENTS		$11,856,089	7.1		$2,297,660	1.3
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 04/18/24	32,000,000	$-	-		$31,508,554	17.6
United States Treasury Bill 0% 04/11/24	35,000,000	-	-		34,497,749	19.3
United States Treasury Bill 0% 05/02/24	40,000,000	-	-		39,306,988	22.0
United States Treasury Bill 0% 05/09/24	30,000,000	-	-		29,453,004	16.5
United States Treasury Bill 0% 02/27/25	25,000,000	24,835,691	14.5		-	-
United States Treasury Bill 0% 03/13/25	33,000,000	32,731,813	19.1		-	-
United States Treasury Bill 0% 03/27/25	35,000,000	34,657,632	20.3		-	-
United States Treasury Bill 0% 04/03/25	25,000,000	24,733,462	14.5		-	-
Total U.S. government securities - long		116,958,598	68.4		134,766,295	75.4
TOTAL INVESTMENTS IN SECURITIES (COST $116,887,495 and $134,645,916 as at December 31, 2024 and December 31, 2023, respectively)		$116,958,598	68.4		$134,766,295	75.4

* A zero balance may reflect amounts rounding to less than 0.05%

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	2024	2023	2022
INVESTMENT INCOME:
Interest income	$8,759,926	$9,051,778	$2,615,800
Other income	117,627	9,785	118,486
Total investment income	$8,877,553	$9,061,563	$2,734,286
EXPENSES
Brokerage commissions	332,809	270,533	196,793
Interest expense - brokers	483,994	272,007	148,064
Administration fees	123,224	127,601	122,784
Professional fees	257,449	306,918	252,456
Shareholder expenses	77,758	20,999	132,000
Other expenses	144,930	52,138	60,352
Total expenses	1,420,164	1,050,196	912,449
Net investment income/(loss)	$7,457,389	$8,011,367	$1,821,837
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(4,769,068)	(10,671,835)	30,719,489
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(716,520)	175,413	147,591
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(49,276)	91,873	27,318
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	9,558,429	2,499,029	(1,351,004)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	4,023,565	(7,905,520)	29,543,394
NET INCOME/(LOSS)	$11,480,954	$105,847	$31,365,231
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the year)	$1,842.36	$15.10	$4,464.36
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	6,231.67	7,007.66	7,025.70

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	Limited Partners		General Partner		Total
	Amounts*	Units*	Amounts*	Units*	Amounts*	Units*
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610	$-	-	$178,675,249	6,610
Subscriptions	8,669,999	296	-	-	8,669,999	296
Redemptions	(27,872,748)	(944)	-	-	(27,872,748)	(944)
Net income/(loss)	11,480,954	-	-	-	11,480,954	-
PARTNERS' CAPITAL - December 31, 2024	$170,953,454	5,962	$-	-	$170,953,454	5,962

PARTNERS' CAPITAL - January 1, 2023	$187,959,324	6,952	$-	-	$187,959,324	6,952
Subscriptions	11,869,000	435	-	-	11,869,000	435
Redemptions	(21,258,922)	(777)	-	-	(21,258,922)	(777)
Net income/(loss)	105,847	-	-	-	105,847	-
PARTNERS' CAPITAL - December 31, 2023	$178,675,249	6,610	$-	-	$178,675,249	6,610

PARTNERS' CAPITAL - January 1, 2022	$155,269,603	6,877	$-	-	$155,269,603	6,877
Subscriptions	13,481,992	526	-	-	13,481,992	526
Redemptions	(12,157,502)	(451)	-	-	(12,157,502)	(451)
Net income/(loss)	31,365,231	-	-	-	31,365,231	-
PARTNERS' CAPITAL - December 31, 2022	$187,959,324	6,952	$-	-	$187,959,324	6,952

* Amounts and units have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,480,954	$105,847	$31,365,231
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(242,687,698)	(346,639,016)	(391,242,848)
Amortization of premium/accretion of discount on securities	(6,322,592)	(6,833,334)	(2,194,171)
Sales/maturities of investments in securities	266,768,711	372,343,522	359,912,776
Net change in unrealized trading (appreciation)/depreciation on investments in securities	49,276	(91,873)	(27,318)
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	(9,558,429)	(2,499,029)	1,351,004
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(109,398)	(34,589)	-
(Increase)/decrease in interest receivable	(43,047)	(26,648)	-
(Increase)/decrease in net premiums paid on credit default swap agreements	(4,421,451)	(5,170,133)	18,538,004
Increase/(decrease) in net premiums received on credit default swap agreements	2,041,521	-	(9,735,522)
Increase/(decrease) in due to brokers	1,449,999	-	(688,536)
Increase/(decrease) in accrued expenses and other liabilities	81,923	60,442	47,336
Net cash provided by/(used in) operating activities	18,729,769	11,215,189	7,325,956
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	8,669,999	11,869,000	13,481,992
Payments on redemptions (net of change in redemptions payable)	(29,302,733)	(18,755,399)	(12,359,097)
Net cash provided by/(used in) financing activities	(20,632,734)	(6,886,399)	1,122,895
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND
RESTRICTED CASH	(1,902,965)	4,328,790	8,448,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of year	38,521,608	34,192,818	25,743,967
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of year	$36,618,643	$38,521,608	$34,192,818
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the year	$483,994	$272,007	$148,064

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

Due from Brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at December 31, 2024. In general, the Brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

Restricted Cash — Restricted cash is subject to a legal or contractual restriction by third parties as well as a restriction as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Trading Company considers cash held at counterparties for derivative contracts to be restricted cash.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The amount of restricted cash included in the Statements of Financial Condition is described in the table below.

	December 31, 2024	December 31, 2023	December 31, 2022
As at December 31, 2024, 2023 and 2022, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$11,248,590	$5,557,533	$1,644,483
Restricted Cash*	25,370,053	32,964,075	32,548,335
Total cash and cash equivalents and restricted cash	$36,618,643	$38,521,608	$34,192,818

* As at December 31, 2024 and December 31, 2023, the restricted cash has been presented separately from Due from Brokers in order to adhere to current polices. Prior period presentation has been changed to conform with current period disclosure for restricted cash.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at December 31, 2024. The amount included in due to brokers in the Statements of Financial Condition is $1,449,999 and $Nil as at December 31, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at December 31, 2024 and 2023, the Trading Company maintains cash balances with The Bank of New York Mellon. As at December 31, 2024, the Trading Company held foreign cash balances of $ 1,014,194 with a cost of $ 1,014,194, which are included in cash and cash equivalents. As at December 31, 2023, the Trading Company held foreign cash balances totaling $565,304 with a cost of $565,257, which are included in cash and cash equivalents. As at December 31, 2024 and 2023, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2024, 2023 and 2022. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2024, 2023 and 2022.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the years ended December 31, 2024, 2023 and 2022.

Segment Reporting — In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. ASU 2023-07 which enhances the disclosures required for significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM"). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trading Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 8 for more information on the effects of the adoption of ASU 2023-07.

3.
LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2024, 2023 and 2022.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2024, 2023 and 2022.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at December 31, 2024 and December 31, 2023, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at December 31, 2024 and December 31, 2023, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements*
Investments	As at December 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,958,598	$-	$116,958,598	$-
Futures contracts	5,255,569	5,255,569	-	-
Forward contracts	18,599,021	-	18,599,021	-
Swap agreements**	1,412	-	1,412	-
Total Assets	140,814,600	5,255,569	135,559,031	-
Liabilities
Futures contracts	(3,878,182)	(3,878,182)	-	-
Forward contracts	(7,418,496)	-	(7,418,496)	-
Swap agreements**	(703,235)	-	(703,235)	-
Total Liabilities	(11,999,913)	(3,878,182)	(8,121,731)	-
Net Fair Value	$128,814,687	$1,377,387	$127,437,300	$-

	Fair Value Measurements*
Investments	As at December 31, 2023	Level 1	Level 2	Level 3
Assets
Treasury bills	$134,766,295	$-	$134,766,295	$-
Futures contracts	6,588,848	6,588,848	-	-
Forward contracts	12,154,169	-	12,154,169	-
Swap agreements**	2,834,692	-	2,834,692	-
Total Assets	156,344,004	6,588,848	149,755,156	-
Liabilities
Futures contracts	(1,783,291)	(1,783,291)	-	-
Forward contracts	(17,496,758)	-	(17,496,758)	-
Swap agreements**	-	-	-	-
Total Liabilities	(19,280,049)	(1,783,291)	(17,496,758)	-
Net Fair Value	$137,063,955	$4,805,557	$132,258,398	$-

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at December 31, 2024 or 2023 based on the levels assigned at December 31, 2023 or 2022. The Trading Company did not hold any Level 3 investments as at or during the years ended December 31, 2024 or 2023.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at December 31, 2024, the Trading Company does not hold any open interest rate swap agreements.

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

As at December 31, 2024 and December 31, 2023, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2024		December 31, 2023
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(113,555)	$233,764,250	$1,139,271	$250,375,000
101-250	-	-	-	-
251-350	(537,573)	61,075,500	989,885	27,593,750
351-450	-	-	705,536	30,000,000
450+	-	-	-	-
Total	$(651,128)	$294,839,750	$2,834,692	$307,968,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at December 31, 2024 and December 31, 2023, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the years ended December 31, 2024 and 2023, the Trading Company traded the following derivative contracts:

	For the years ended December 31,
Number of contracts traded/settled	2024	2023
Exchange-traded futures contracts	147,153	127,080
Forward contracts	141,531	134,343
Swap agreements	1,262	1,448

As at December 31, 2024 and 2023, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	December 31, 2024	December 31, 2023
Exchange-traded futures contracts	$1,831,013,820	$896,912,015
Commodity forward	$125	$82
Forward contracts	$2,052,749,878	$1,892,070,290
Swap agreements	$350,915,250	$307,968,750

The trading activity of open future, forward and swap contracts as at December 31, 2024 and 2023 is indicative of the trading activity throughout the respective years.

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

Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at December 31, 2024 and December 31, 2023, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at December 31, 2024 and December 31, 2023, may differ from the net liability amounts recorded as at December 31, 2024 and December 31, 2023, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at December 31, 2024 and December 31, 2023, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	December 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$18,320,534		$(7,193,717)
Metals		278,487		(224,779)
Total open forward contracts		18,599,021		(7,418,496)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		2,523,803		(881,669)
Currencies		227,263		-
Energy		153,874		(585,309)
Indices		253,961		(1,487,792)
Interest rates		1,756,020		(720,227)
Metals		340,648		(203,185)
Total open futures contracts		5,255,569		(3,878,182)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		1,412		(703,235)
Total open swap agreements		1,412		(703,235)
Total Derivatives		$23,856,002		$(11,999,913)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

	December 31, 2023
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$11,931,505		$(16,526,321)
Metals		222,664		(970,437)
Total open forward contracts		12,154,169		(17,496,758)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		1,136,325		(199,469)
Currencies		-		(1,390)
Energy		553,822		(575,826)
Indices		2,360,232		(738,970)
Interest rates		2,381,264		(72,296)
Metals		157,205		(195,340)
Total open futures contracts		6,588,848		(1,783,291)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		2,834,692		-
Total open swap agreements		2,834,692		-
Total Derivatives		$21,577,709		$(19,280,049)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the years ended December 31,
	2024	2023	2022
Location of gain or loss recognized in income on derivatives	Gain/(Loss) on derivatives*	Gain/(Loss) on derivatives*	Gain/(Loss) on derivatives*
Forward contracts
Currencies	$(7,962,929)	$6,039,316	$12,079,076
Metals	(3,548,006)	379	1,499,558
Net realized trading gains/(losses) on closed contracts/agreements	$(11,510,935)	$6,039,695	$13,578,634
Currencies	$15,721,633	$29,030	$(4,443,276)
Metals	801,481	(524,105)	(503,349)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$16,523,114	$(495,075)	$(4,946,625)
Futures contracts
Agricultural	$8,396,033	$3,564,410	$(13,444)
Currencies	11,719	(263,258)	809,209
Energy	(8,845,152)	(1,709,232)	8,264,010
Indices	4,148,337	(8,118,236)	(9,024,854)
Interest rates	(7,036,780)	(3,225,929)	21,837,907
Metals	4,593,815	(8,534,994)	(2,131,470)
Net realized trading gains/(losses) on closed contracts/agreements	$1,267,972	$(18,287,239)	$19,741,358
Agricultural	$705,278	$192,609	$537,312
Currencies	228,653	1,005	53,156
Energy	(409,431)	(379,460)	(13,675)
Indices	(2,855,093)	1,845,129	(1,056,145)
Interest rates	(1,273,175)	(344,634)	2,959,348
Metals	175,598	(1,091,025)	1,461,845
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$(3,428,170)	$223,624	$3,941,841
Swap agreements
Credit default swaps	$5,530,143	$1,484,470	$(2,314,861)
Net realized trading gains/(losses) on closed contracts/agreements	$5,530,143	$1,484,470	$(2,314,861)
Credit default swaps	$(3,536,515)	$2,770,480	$(346,220)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	$(3,536,515)	$2,770,480	$(346,220)

* Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at December 31, 2024 and December 31, 2023, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

		Gross Amount Offset	Net Amounts of Assets presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$3,010,620	$(1,853,245)	$1,157,375	$-	$-	$1,157,375
Goldman Sachs	192,543	(192,543)	-	-	-	-
JPMorgan Chase	2,052,406	(905,673)	1,146,733	-	-	1,146,733
Total open futures contracts	$5,255,569	$(2,951,461)	$2,304,108	$-	$-	$2,304,108
Open forward contracts
BNP Paribas	$151,311	$(151,311)	$-	$-	$-	$-
BNY Mellon	42,871	-	42,871			42,871
Citigroup	2,818,627	(1,147,156)	1,671,471	-	-	1,671,471
HSBC	13,029,081	(3,889,022)	9,140,059	-	-	9,140,059
JPMorgan Chase	278,487	(224,779)	53,708	-	-	53,708
Natwest f/k/a Royal Bank of Scotland	2,278,644	(1,976,446)	302,198	-	-	302,198
Total open forward contracts	$18,599,021	$(7,388,714)	$11,210,307	$-	$-	$11,210,307
Open swap agreements
Goldman Sachs	1,412	(1,412)	-	-	-	-
Total open swap agreements	$1,412	$(1,412)	$-	$-	$-	$-
As at December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$1,618,591	$(872,180)	$746,411	$-	$-	$746,411
Goldman Sachs	1,205,697	(568,651)	637,046	-	-	637,046
JPMorgan Chase	3,764,560	(342,460)	3,422,100	-	-	3,422,100
Total open futures contracts	$6,588,848	$(1,783,291)	$4,805,557	$-	$-	$4,805,557
Open forward contracts
BNP Paribas	$51,888	$(46,946)	$4,942	$-	$-	$4,942
Citigroup	3,183,511	(3,183,511)	-	-	-	-
HSBC	5,946,934	(5,946,934)	-	-	-	-
JPMorgan Chase	222,664	(222,664)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	2,749,172	(2,749,172)	-	-	-	-
Total open forward contracts	$12,154,169	$(12,149,227)	$4,942	$-	$-	$4,942
Open swap agreements
Barclays	$506,078	$-	$506,078	$-	$-	$506,078
Goldman Sachs	1,623,078	-	1,623,078	-	-	1,623,078
JPMorgan Chase	705,536	-	705,536	-	-	705,536
Total open swap agreements	$2,834,692	$-	$2,834,692	$-	$-	$2,834,692

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

		Gross Amount	Net Amounts of Liabilities Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Offset in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,853,245	$(1,853,245)	$-	$-	$-	$-
Goldman Sachs	1,119,264	(192,543)	926,721	-	(926,721)	-
JPMorgan Chase	905,673	(905,673)	-	-	-	-
Total open futures contracts	$3,878,182	$(2,951,461)	$926,721	$-	$(926,721)	$-
Open forward contracts
BNP Paribas	$181,093	$(151,311)	$29,782	$-	$(29,782)	$-
Citigroup	1,147,156	(1,147,156)	-	-	-	-
HSBC	3,889,022	(3,889,022)	-	-	-	-
JPMorgan Chase	224,779	(224,779)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,976,446	(1,976,446)	-	-	-	-
Total open forward contracts	$7,418,496	$(7,388,714)	$29,782	$-	$(29,782)	$-
Open swap agreements
Barclays	$113,489	$-	$113,489	$-	$(113,489)	$-
Goldman Sachs	244,921	(1,412)	243,509	-	$(243,509)	-
JPMorgan Chase	344,825	-	344,825	-	(344,825)	-
Total open swap agreements	$703,235	$(1,412)	$701,823	$-	$(701,823)	$-
As at December 31, 2023
Open futures contracts
Bank of America Merrill Lynch	$872,180	$(872,180)	$-	$-	$-	$-
Goldman Sachs	568,651	(568,651)	-	-	-	-
JPMorgan Chase	342,460	(342,460)	-	-	-	-
Total open futures contracts	$1,783,291	$(1,783,291)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$46,946	$(46,946)	$-	$-	$-	$-
Citigroup	3,945,510	(3,183,511)	761,999	-	(761,999)	-
HSBC	8,724,341	(5,946,934)	2,777,407	-	(2,777,407)	-
JPMorgan Chase	970,437	(222,664)	747,773	-	(747,773)	-
Natwest f/k/a Royal Bank of Scotland	3,809,524	(2,749,172)	1,060,352	-	(1,060,352)	-
Total open forward contracts	$17,496,758	$(12,149,227)	$5,347,531	$-	$(5,347,531)	$-

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

7.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Per unit operating performance:
Beginning net asset value	$27,029.09	$27,036.43	$22,576.55
Income/(loss) from investment operations:
Net investment income/(loss)	1,200.77	1,150.57	260.77
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	441.05	(1,157.91)	4,199.11
Total income/(loss) from investment operations	1,641.82	(7.34)	4,459.88
Ending net asset value	$28,670.91	$27,029.09	$27,036.43
Ratios to average partners' capital:
Expenses	0.78%	0.55%	0.50%
Net investment income/(loss)	4.12%	4.20%	0.99%
Total return	6.07%	(0.03)%	19.75%

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.
SEGMENT REPORTING

The Trading Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt securities. The CODM is comprised of the Trading Company’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Trading Company primarily based on the Company’s net investment income ("NII") and net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income as key metrics in determining the amount to be distributed to the Trading Company’s shareholders. As the Trading Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying statements of operations.

9.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2024, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $680,001 and limited partner redemptions of $3,857,973.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.