Form 10-Q
period 2025-03-31
MAN AHL DIVERSIFIED I LP
filed 2025-05-12
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At March 31, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended March 31, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025
	(Unaudited)		December 31, 2024
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$65,617,092		$76,835,265
Due from Man-AHL Diversified Trading Company L.P.	1,337,344		893,946
Total assets	$66,954,436		$77,729,211
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,337,344		$893,946
Management fees payable	164,733		191,647
Servicing fees payable	55,056		64,041
Accrued expenses and other liabilities	375,421		318,086
Total liabilities	1,932,554		1,467,720
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at March 31, 2025 and December 31, 2024)	824,362		907,432
Limited Partners - Class A Series 1 (9,785.92 and 10,513.79 units outstanding as at March 31, 2025 and December 31, 2024, respectively)	43,284,700		51,190,365
Limited Partners - Class A Series 2 (378.07 and 378.07 units outstanding as at March 31, 2025 and December 31, 2024, respectively)	2,043,711		2,242,615
Limited Partners - Class B Series 1 (4,266.16 and 4,502.48 units outstanding as at March 31, 2025 and December 31, 2024, respectively)	18,869,109		21,921,079
Total partners' capital	65,021,882		76,261,491
Total liabilities and partners' capital	$66,954,436		$77,729,211
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,423.16	*	$4,868.88	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,405.67	*	$5,931.78	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,422.97	*	$4,868.67	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$709,141	$1,080,601
Other income	-	16,935
Brokerage commissions	(36,592)	(36,690)
Interest expense - brokers	(41,685)	(55,900)
Administration fees	(13,417)	(18,573)
Professional fees	(22,337)	(40,942)
Shareholder expenses	(14,814)	(16,032)
Other expenses	(23,275)	(6,057)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	557,021	923,342
PARTNERSHIP EXPENSES:
Management fees	528,374	659,149
Servicing fees	176,568	220,511
Professional fees	34,024	61,000
Other expenses	104,500	53,629
Total partnership expenses	843,466	994,289
Net investment income/(loss)	(286,445)	(70,947)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	165,565	5,103,444
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	226,593	508,607
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(36,085)	36,911
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(6,929,824)	5,067,643
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	(6,573,751)	10,716,605
NET INCOME/(LOSS)	$(6,860,196)	$10,645,658
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(446.36)	$606.03
CLASS A Series 2	$(526.12)	$720.20
CLASS B Series 1	$(446.16)	$614.20
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	10,434.51	11,680.77
CLASS A Series 2	378.06	622.46
CLASS B Series 1	4,491.15	5,077.30

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A Series 1				Class A Series 2		Class B Series 1		Total
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS’ CAPITAL January 1, 2025	$51,190,365	10,513.79	$907,432	186.37	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	$15,580.71
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	(3,331,229)	(727.87)	-	-	-	-	(1,048,184)	(236.32)	(4,379,413)	(964.19)
Net income/(loss)	(4,574,436)	-	(83,070)	-	(198,904)	-	(2,003,786)	-	(6,860,196)	-
PARTNERS’ CAPITAL March 31, 2025	$43,284,700	$9,785.92	$824,362	$186.37	$2,043,711	$378.07	$18,869,109	$4,266.16	$65,021,882	$14,616.52
PARTNERS’ CAPITAL January 1, 2024	$57,057,130	11,847.00	$897,609	186.37	$3,994,356	689.34	$24,774,942	5,144.34	$86,724,037	$17,867.05
Subscriptions	165,000	32.97	-	-	-	-	-	-	165,000	32.97
Redemptions	(3,575,413)	(730.87)	-	-	(1,304,367)	(211.02)	(821,818)	(164.36)	(5,701,598)	(1,106.25)
Net income/(loss)	6,963,326	-	115,579	-	448,297	-	3,118,456	-	10,645,658	-
PARTNERS’ CAPITAL March 31, 2024	$60,610,043	$11,149.10	$1,013,188	$186.37	$3,138,286	$478.32	$27,071,580	$4,979.98	$91,833,097	$16,793.77

* Amounts have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,860,196)	$10,645,658
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	-	(165,000)
Sales of investments in Man-AHL Diversified Trading Company L.P.	4,758,045	6,126,167
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	6,016,730	(11,639,947)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(26,914)	15,054
Increase/(decrease) in servicing fees payable	(8,985)	4,968
Increase/(decrease) in accrued expenses and other liabilities	57,335	(103,459)
Net cash provided by/(used in) operating activities	3,936,015	4,883,441
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	-	115,000
Payments on redemptions (net of change in redemptions payable)	(3,936,015)	(5,048,441)
Net cash provided by/(used in) financing activities	(3,936,015)	(4,933,441)
NET INCREASE/(DECREASE) IN CASH	-	(50,000)

CASH - Beginning of period	-	50,000
CASH - End of period	$-	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2025, and the results of its operations for the three month periods ended March 31, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024. The December 31, 2024, information has been derived from the audited financial statements as of December 31, 2024.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2.

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

As at March 31, 2025 and December 31, 2024, the Partnership owned 2,487.66 and 2,679.90 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at March 31, 2025 and December 31, 2024 was 43.58% and 44.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at March 31, 2025 and December 31, 2024, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three month periods ended March 31, 2025 and 2024, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As at March 31, 2025 and 2024, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended March 31, 2025 and 2024.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2025 and 2024. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the three months ended March 31, 2024.

Segment Reporting — In accordance with ASC Topic 280 -Segment Reporting ("ASC 280"), the Partnership has determined that it has a single operating and reporting segment. As a result, the Partnership's segment accounting policies are the same as described herein and the Partnership does not have any intra-segment sales and transfers of assets.

Comparative information — Certain prior period figures in the financial statements have been reclassified to conform with the current period presentation.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2025 and 2024.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three month periods ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96
Income/(loss) from investment operations:
Net investment income/(loss)	(18.92)	(5.70)	(19.31)	(4.77)	14.37	(4.76)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(426.80)	(520.41)	(426.39)	624.92	752.27	624.88
Total income/(loss) from investment operations	(445.72)	(526.11)	(445.70)	620.15	766.64	620.12
Ending net asset value	$4,423.16	$5,405.67	$4,422.97	$5,436.32	$6,561.11	$5,436.08
Ratios to average partners' capital[1]:
Expenses including incentive fees	5.54%	4.34%	5.64%	5.36%	4.00%	5.35%
Total expenses excluding incentive fees	5.54%	4.34%	5.64%	5.36%	4.00%	5.35%
Net investment income/(loss)	(1.62)%	(0.40)%	(1.65)%	(0.38)%	0.94%	(0.38)%
Total return[2]:
Total return before incentive fees	(9.15)%	(8.87)%	(9.15)%	12.88%	13.23%	12.88%
Total return after incentive fees	(9.15)%	(8.87)%	(9.15)%	12.88%	13.23%	12.88%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SEGMENT REPORTING

The Partnership operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt securities. The CODM is comprised of the Partnership’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Partnership primarily based on the Partnership’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Partnership’s shareholders. As the Partnership’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

7. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2025 through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of $Nil and limited partner redemptions of $617,302.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At March 31, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended March 31, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025
	(Unaudited)		December 31, 2024
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$733,788		$2,304,108
Net unrealized trading appreciation on open forward contracts	371,289		11,210,307
Net premiums paid on credit default swap agreements	4,718,222		10,524,624
Due from brokers	570,504		143,987
Restricted cash	33,805,732		25,370,053
Total equity in trading accounts	40,199,535		49,553,079
Cash and cash equivalents	5,631,030		11,248,590
Investments in securities, at fair value (cost: $116,475,425 and $116,887,495 as at March 31, 2025 and December 31, 2024, respectively)	116,479,384		116,958,598
Interest receivable	56,570		69,695
Total assets	$162,366,519		$177,829,962
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$1,493,859		$926,721
Net unrealized trading depreciation on open forward contracts	3,061,432		29,782
Net unrealized trading depreciation on open swap agreements	256,488		701,823
Net premiums received on credit default swap agreements	1,159,779		2,041,521
Due to brokers	3,058,417		1,449,999
Redemptions payable to Man-AHL Diversified I L.P.	1,337,344		893,946
Redemptions payable to Man-AHL Diversified II L.P.	841,250		332,032
Accrued expenses and other liabilities	603,888		500,684
Total liabilities	$11,812,457		$6,876,508
PARTNERS' CAPITAL:
Limited Partners (5,707.78 and 5,962.61 units outstanding as at March 31, 2025 and December 31, 2024, respectively)	150,554,062		170,953,454
Total partners’ capital	150,554,062		170,953,454
Total liabilities and partners' capital	$162,366,519		$177,829,962
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$26,376.99	*	$28,670.91	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	March 31, 2025 (Unaudited)			December 31, 2024
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$(12,728)	(0.0)	*	$2,159,919	1.3
Currencies	-	-		227,263	0.1
Energy	(72,988)	(0.0)	*	(45,677)	(0.0)	*
Indices	(2,088,950)	(1.4)		(1,221,312)	(0.7)
Interest Rates	235,099	0.2		(670,045)	(0.4)
Metals	1,260,107	0.8		(203,185)	(0.1)
Total futures contracts - long	(679,460)	(0.4)		246,963	0.2
FUTURES CONTRACTS - Short:
Agricultural	704,551	0.5		(517,785)	(0.3)
Currencies	(13,335)	(0.0)	*	-	-
Energy	(1,001,504)	(0.7)		(385,758)	(0.2)
Indices	193,147	0.1		(12,519)	(0.0)	*
Interest Rates	89,290	0.1		1,705,838	1.0
Metals	(52,760)	(0.0)	*	340,648	0.2
Total futures contracts - short	(80,611)	(0.0)	*	1,130,424	0.7
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$(760,071)	(0.4)		$1,377,387	0.9
FORWARD CONTRACTS - Long:
Australian dollar	$(117,386)	(0.1)		$(202,547)	(0.1)
Brazilian real	244,921	0.2		(302,213)	(0.2)
Mexican peso	(101,897)	(0.1)		(179,133)	(0.1)
New Zealand dollar	(95,040)	(0.1)		(166,589)	(0.1)
South African rand	(47,048)	(0.0)	*	(831,079)	(0.5)
South Korean won	(44,686)	(0.0)	*	(596,824)	(0.3)
U.K. pound	210,520	0.1		(422,962)	(0.2)
Other	1,356,452	0.9		(1,690,739)	(1.0)
Total long forward contracts vs US Dollar	1,405,836	0.9		(4,392,086)	(2.5)
FORWARD CONTRACTS - Short:
Australian dollar	$(66,947)	(0.0)	*	891,692	0.5
Brazilian real	(133,767)	(0.1)		988,171	0.6
Mexican peso	(82,200)	(0.1)		169,114	0.1
New Zealand dollar	(25,519)	(0.0)	*	1,331,452	0.8
South African rand	(1,243)	(0.0)	*	165,345	0.1
South Korean won	423,835	0.3		2,079,779	1.2
U.K. pound	(78,201)	(0.1)		157,188	0.1
Other	(4,648,872)	(3.1)		9,600,823	5.6
Total short forward contracts vs US Dollar	(4,612,914)	(3.1)		15,383,564	9.0
Forward contracts - Cross currencies - appreciation	3,912,929	2.5		2,748,978	1.6
Forward contracts - Cross currencies - depreciation	(2,743,489)	(1.8)		(2,613,639)	(1.5)
Forward contracts - Metal non US Dollar	(652,505)	(0.4)		53,708	0.0	*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$(2,690,143)	(1.9)		$11,180,525	6.6

* A zero balance may reflect amounts rounding to less than 0.05%

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2025 (Unaudited)			December 31, 2024
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $1,159,779 and $2,041,521, as at March 31, 2025 and December 31, 2024, respectively)		$(5,010)	(0.0)	*	$(50,695)	(0.0)	*
Total swap agreements - long		(5,010)	(0.0)	*	(50,695)	(0.0)	*
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $4,718,222 and $10,524,624, and upfront premiums received $nil and $nil, as of March 31, 2025 and December 31, 2024, respectively)		(251,478)	(0.2)		(651,128)	(0.4)
Total swap agreements - short		(251,478)	(0.2)		(651,128)	(0.4)
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(256,488)	(0.2)		$(701,823)	(0.4)
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$(3,706,702)	(2.5)		$11,856,089	7.1
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 02/27/25	25,000,000	$-	-		$24,835,691	14.5
United States Treasury Bill 0% 03/13/25	33,000,000	-	-		32,731,813	19.1
United States Treasury Bill 0% 03/27/25	35,000,000	-	-		34,657,632	20.3
United States Treasury Bill 0% 04/03/25	25,000,000	-	-		24,733,462	14.5
United States Treasury Bill 0% 04/03/25	30,000,000	29,992,938	19.9		-	-
United States Treasury Bill 0% 08/14/25	25,000,000	24,611,402	16.4		-	-
United States Treasury Bill 0% 08/28/25	28,000,000	27,524,595	18.3		-	-
United States Treasury Bill 0% 09/11/25	35,000,000	34,350,449	22.8		-	-
Total U.S. government securities - long		116,479,384	77.4		116,958,598	68.4
TOTAL INVESTMENT IN SECURITIES (COST $116,475,425 and $116,887,495 as at March 31, 2025 and December 31, 2024, respectively)		$116,479,384	77.4		$116,958,598	68.4

* A zero balance may reflect amounts rounding to less than 0.05%.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
INVESTMENT INCOME:
Interest income	$1,595,184	$2,245,584
Other income	-	35,402
Total investment income	$1,595,184	$2,280,986
EXPENSES
Brokerage commissions	82,266	76,395
Interest expense - brokers	93,604	116,328
Administration fees	30,170	38,608
Professional fees	50,250	85,283
Shareholder expenses	33,325	33,325
Other expenses	52,631	12,573
Total expenses	342,246	362,512
Net investment income/(loss)	$1,252,938	$1,918,474
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	266,246	10,853,096
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	508,607	(459,512)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	(67,144)	(76,763)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	(15,497,227)	12,212,937
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(14,789,518)	22,529,758
NET INCOME/(LOSS)	$(13,536,580)	$24,448,232
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(2,295.26)	$3,715.24
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	5,897.62	6,580.52

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Limited Partners		General Partner		Total
	Amounts*	Units	Amounts*	Units*	Amounts*	Units
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61
Subscriptions	530,000	19.12	-	-	530,000	19.12
Redemptions	(7,392,812)	(273.95)	-	-	(7,392,812)	(273.95)
Net income/(loss)	(13,536,580)	-	-	-	(13,536,580)	-
PARTNERS' CAPITAL - March 31, 2025	$150,554,062	5,707.78	$-	-	$150,554,062	5,707.78
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610.48	$-	-	$178,675,249	6,610.48
Subscriptions	1,439,999	52.48	-	-	1,439,999	52.48
Redemptions	(12,852,990)	(447.01)	-	-	(12,852,990)	(447.01)
Net income/(loss)	24,448,232	-	-	-	24,448,232	-
PARTNERS' CAPITAL - March 31, 2024	$191,710,490	6,215.95	$-	-	$191,710,490	6,215.95

* Amounts have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(13,536,580)	$24,448,232
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	(91,231,656)	-
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(1,236,359)	(1,694,291)
Sales/maturities of investments in securities	92,945,649	14,809,312
Net change in unrealized trading (appreciation)/depreciation on investments in securities	67,144	76,763
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	15,497,227	(12,212,937)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(426,517)	4,865
(Increase)/decrease in interest receivable	13,125	(24,505)
(Increase)/decrease in net premiums paid on credit default swap agreements	5,806,402	(3,486,911)
Increase/(decrease) in net premiums received on credit default swap agreements	(881,742)	1,074,729
Increase/(decrease) in due to brokers	1,608,418	66
Increase/(decrease) in accrued expenses and other liabilities	103,204	(30,140)
Net cash provided by/(used in) operating activities	8,728,315	22,965,183
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	530,000	1,439,999
Payments on redemptions (net of change in redemptions payable)	(6,440,196)	(10,695,774)
Net cash provided by/(used in) financing activities	(5,910,196)	(9,255,775)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,818,119	13,709,408
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	36,618,643	38,521,608
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$39,436,762	$52,231,016
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$93,604	$116,328

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2025, and the results of its operations for the three month periods ended March 31, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

Due from Brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”),J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch(“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at March 31, 2025. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of restricted cash included in the Statements of Financial Condition is described in the table below.

	March 31, 2025	December 31, 2024	March 31, 2024
As at March 31, 2025, December 31, 2024 and March 31, 2024, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$5,631,030	$11,248,590	$12,429,320
Restricted cash *	33,805,732	25,370,053	39,801,696
Total cash and cash equivalents and restricted cash	$39,436,762	$36,618,643	$52,231,016

* As at March 31, 2025 and December 31, 2024, the restricted cash has been presented separately from Due from Brokers in order to adhere to current policies. Prior period presentation has been changed to conform with current period disclosure for restricted cash.

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at March 31, 2025. The amount included in due to brokers in the Statements of Financial Condition is $3,058,417 and $1,449,999 as at March 31, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at March 31, 2025 and December 31, 2024, the Trading Company maintains cash balances with The Bank of New York Mellon. As at March 31, 2025 and as of December 31, 2024, the Trading Company held foreign cash balances of $15,594 and $1,014,194 with a cost of $14,416 and $1,014,194, respectively, which are included in cash and cash equivalents. As at March 31, 2025 and December 31, 2024, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2025 and 2024. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended March 31, 2025 and 2024.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended March 31, 2024.

Segment Reporting — In accordance with ASC Topic 280 -Segment Reporting ("ASC 280"), the Trading Company has determined that it has a single operating and reporting segment. As a result, the Trading Company's segment accounting policies are the same as described herein and the Trading Company does not have any intra-segment sales and transfers of assets.

Comparative Information — Certain prior period figures in the financial statements have been reclassified to conform with the current period presentation.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2025 and December 31, 2024.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2025 and 2024.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as of March 31, 2025 and December 31, 2024, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements *
Investments	As of March 31, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,479,384	$-	$116,479,384	$-
Futures contracts	3,964,104	3,964,104		-
Forward contracts	8,934,333	-	8,934,333	-
Swap agreements**	9,932	-	9,932	-
Total Assets	129,387,753	3,964,104	125,423,649	-
Liabilities
Futures contracts	(4,724,175)	(4,724,175)	-	-
Forward contracts	(11,624,476)	-	(11,624,476)	-
Swap agreements*	(266,420)	-	(266,420)	-
Total Liabilities	(16,615,071)	(4,724,175)	(11,890,896)	-
Net Fair Value	$112,772,682	$(760,071)	$113,532,753	$-

	Fair Value Measurements *
Investments	As of December 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,958,598	$-	$116,958,598	$-
Futures contracts	5,255,569	5,255,569	-	-
Forward contracts	18,599,021	-	18,599,021	-
Swap agreements**	1,412	-	1,412	-
Total Assets	140,814,600	5,255,569	135,559,031	-
Liabilities
Futures contracts	(3,878,182)	(3,878,182)	-	-
Forward contracts	(7,418,496)	-	(7,418,496)	-
Swap agreements**	(703,235)	-	(703,235)	-
Total Liabilities	(11,999,913)	(3,878,182)	(8,121,731)	-
Net Fair Value	$128,814,687	$1,377,387	$127,437,300	$-

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

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as of March 31, 2025 or 2024 based on the levels assigned at December 31, 2024 or 2023.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As of the period ended March 31, 2025, the Trading Company does not hold any open interest rate swap agreements.

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

As of March 31, 2025 and December 31, 2024, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2025		December 31, 2024
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(142,158)	$132,761,500	$(113,555)	$233,764,250
101-250	-	-	-	-
251-350	(109,320)	27,042,500	(537,573)	61,075,500
351-450	-	-	-	-
450+	-	-	-	-
Total	$(251,478)	$159,804,000	$(651,128)	$294,839,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at March 31, 2025 and December 31, 2024, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three months ended March 31, 2025 and 2024, the Trading Company traded the following derivative contracts:

	For the three months ended March 31,
Number of contracts traded/settled	2025	2024
Exchange-traded futures contracts	28,553	26,436
Forward contracts	26,197	61,688
Swap agreements	339	180

As at March 31, 2025 and December 31, 2024, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	March 31, 2025	December 31, 2024
Exchange-traded futures contracts	$1,044,379,195	$1,831,013,820
Commodity forwards	$25	$125
Forward contracts	$1,004,117,362	$2,052,749,878
Swap agreements	$207,255,000	$350,915,250

The trading activity of open future, forward and swap contracts as of March 31, 2025, December 31, 2024 and March 31, 2024 is indicative of the trading activity throughout the periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a

“trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. At March 31, 2025 and December 31, 2024, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at March 31, 2025 and December 31, 2024, may differ from the net liability amounts recorded as at March 31, 2025 and December 31, 2024, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As of March 31, 2025 and December 31, 2024, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	March 31, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$8,923,844	Gross unrealized trading depreciation on open forward contracts	$(10,961,482)
Metals		10,489		(662,994)
Total open forward contracts		8,934,333		(11,624,476)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,430,209	Gross unrealized trading depreciation on open futures contracts	(738,385)
Currencies		-		(13,335)
Energy		264,730		(1,339,221)
Indices		259,730		(2,155,534)
Interest rates		749,328		(424,940)
Metals		1,260,107		(52,760)
Total open futures contracts		3,964,104		(4,724,175)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	9,932	Gross unrealized trading depreciation on open swap agreements	(266,420)
Total open swap agreements		9,932		(266,420)
Total Derivatives		$12,908,369		$(16,615,071)

	December 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$18,320,534	Gross unrealized trading depreciation on open forward contracts	$(7,193,717)
Metals		278,487		(224,779)
Total open forward contracts		18,599,021		(7,418,496)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	2,523,803	Gross unrealized trading depreciation on open futures contracts	(881,669)
Currencies		227,263		-
Energy		153,874		(585,309)
Indices		253,961		(1,487,792)
Interest rates		1,756,020		(720,227)
Metals		340,648		(203,185)
Total open futures contracts		5,255,569		(3,878,182)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	1,412	Gross unrealized trading depreciation on open swap agreements	(703,235)
Total open swap agreements		1,412		(703,235)
Total Derivatives		$23,856,002		$(11,999,913)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments on the Statements of Operations:

	For the three months ended March 31,
	2025	2024
	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives	derivatives
Forward contracts
Currencies	$4,890,792	$(4,935,700)
Metals	(118,115)	(839,213)
Net realized trading gains/(losses) on closed contracts/agreements	$4,772,677	$(5,774,913)
Currencies	$(13,164,454)	$10,196,787
Metals	(706,213)	(35,717)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(13,870,667)	$10,161,070
Futures contracts
Agricultural	$54,224	$5,093,160
Currencies	(87,214)	(23,581)
Energy	(1,729,796)	1,181,751
Indices	1,258,556	9,903,101
Interest rates	(4,464,614)	(1,332,661)
Metals	1,478,518	(2,043,040)
Net realized trading gains/(losses) on closed contracts/agreements	$(3,490,326)	$12,778,730
Agricultural	$(950,312)	$(748,518)
Currencies	(240,598)	36,283
Energy	(643,057)	2,119,144
Indices	(661,972)	2,915,128
Interest rates	(711,405)	(1,631,558)
Metals	1,069,885	937,890
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(2,137,459)	$3,628,369
Swap agreements
Credit default swaps	$(843,368)	$3,602,257
Net realized trading gains/(losses) on closed contracts/agreements	$(843,368)	$3,602,257
Credit default swaps	$510,899	$(1,576,502)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$510,899	$(1,576,502)

Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at March 31, 2025 and December 31, 2024, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at March 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$2,240,002	$(2,233,061)	$6,941	$-	$-	$6,941
Goldman Sachs	421,699	(421,699)	-	-	-	-
J.P. Morgan Chase	1,302,403	(575,556)	726,847	-	-	726,847
Total Open futures contracts	$3,964,104	$(3,230,316)	$733,788	$-	$-	$733,788
Open forward contracts
BNP Paribas	$426,053	$(376,931)	$49,122	$-	$-	$49,122
BNY Mellon	44,044	(12,124)	31,920	-	-	31,920
Citigroup	2,891,228	(2,891,228)	-	-	-	-
HSBC	3,790,109	(3,499,862)	290,247	-	-	290,247
J.P. Morgan Chase	10,489	(10,489)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,772,410	(1,772,410)	-	-	-	-
Total Open forward contracts	$8,934,333	$(8,563,044)	$371,289	$-	$-	$371,289
Open swap agreements
Goldman Sachs	$9,932	$(9,932)	$-	$-	$-	$-
Total Open swap agreements	$9,932	$(9,932)	$-	$-	$-	$-
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$3,010,620	$(1,853,245)	$1,157,375	$-	$-	$1,157,375
Goldman Sachs	192,543	(192,543)	-	-	-	-
J.P. Morgan Chase	2,052,406	(905,673)	1,146,733	-	-	1,146,733
Total Open futures contracts	$5,255,569	$(2,951,461)	$2,304,108	$-	$-	$2,304,108
Open forward contracts
BNP Paribas	$151,311	$(151,311)	$-	$-	$-	$-
BNY Mellon	42,871	-	42,871	-	-	42,871
Citigroup	2,818,627	(1,147,156)	1,671,471	-	-	1,671,471
HSBC	13,029,081	(3,889,022)	9,140,059	-	-	9,140,059
J.P. Morgan Chase	278,487	(224,779)	53,708	-	-	53,708
Natwest f/k/a Royal Bank of Scotland	2,278,644	(1,976,446)	302,198	-	-	302,198
Total Open forward contracts	$18,599,021	$(7,388,714)	$11,210,307	$-	$-	$11,210,307
Open swap agreements
Goldman Sachs	$1,412	$(1,412)	$-	$-	$-	$-
Total Open swap agreements	$1,412	$(1,412)	$-	$-	$-	$-

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at March 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$2,233,061	$(2,233,061)	$-	$-	$-	$-
Goldman Sachs	1,915,558	(421,699)	1,493,859	-	-	1,493,859
J.P. Morgan Chase	575,556	(575,556)	-	-	-	-
Total Open futures contracts	$4,724,175	$(3,230,316)	$1,493,859	$-	$-	$1,493,859
Open forward contracts
BNP Paribas	$376,931	$(376,931)	$-	$-	$-	$-
BNY Mellon	12,124	(12,124)	-	-	-	-
Citigroup	4,071,914	(2,891,228)	1,180,686	-	-	1,180,686
HSBC	3,499,862	(3,499,862)	-	-	-	-
J.P. Morgan Chase	662,994	(10,489)	652,505	-	-	652,505
Natwest f/k/a Royal Bank of Scotland	3,000,651	(1,772,410)	1,228,241	-	-	1,228,241
Total Open forward contracts	$11,624,476	$(8,563,044)	$3,061,432	$-	$-	$3,061,432
Open swap agreements
Barclays	$31,153	$-	$31,153	$-	$-	$31,153
Goldman Sachs	235,267	(9,932)	225,335	-	-	225,335
Total Open swap agreements	$266,420	$(9,932)	$256,488	$-	$-	$256,488
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,853,245	$(1,853,245)	$-	$-	$-	$-
Goldman Sachs	1,119,264	(192,543)	926,721	-	(926,721)	-
J.P. Morgan Chase	905,673	(905,673)	-	-	-	-
Total Open futures contracts	$3,878,182	$(2,951,461)	$926,721	$-	$(926,721)	$-
Open forward contracts
BNP Paribas	$181,093	$(151,311)	$29,782	$-	$(29,782)	$-
Citigroup	1,147,156	(1,147,156)	-	-	-	-
HSBC	3,889,022	(3,889,022)	-	-	-	-
J.P. Morgan Chase	224,779	(224,779)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,976,446	(1,976,446)	-	-	-	-
Total Open forward contracts	$7,418,496	$(7,388,714)	$29,782	$-	$(29,782)	$-
Open swap agreements
Barclays	$113,489	$-	$113,489	$-	$(113,489)	$-
Goldman Sachs	244,921	(1,412)	243,509	-	(243,509)	-
J.P. Morgan Chase	344,825	-	344,825	-	(344,825)	-
Total Open swap agreements	$703,235	$(1,412)	$701,823	$-	$(701,823)	$-

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Per unit operating performance:
Beginning net asset value	$28,670.91	$27,029.09
Income/(loss) from investment operations:
Net investment income/(loss)	212.66	294.26
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	(2,506.58)	3,518.38
Total income/(loss) from investment operations	(2,293.92)	3,812.64
Ending net asset value	$26,376.99	$30,841.73
Ratios to average partners' capital[1]:
Expenses	0.84%	0.79%
Net investment income/(loss)	3.08%	4.16%
Total return[2]	(8.00)%	14.11%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SEGMENT REPORTING

The Trading Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt securities. The CODM is comprised of the Trading Company’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Trading Company primarily based on the Trading Company’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Trading Company’s shareholders. As the Trading Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

9. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2025 through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $686,050 and limited partner redemptions of $1,497,051.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 21, 2025.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2025. The Partnership’s capitalization was $ 65,021,882 as of March 31, 2025. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,779,558.06	2.74%
Bonds	$1,111,904.43	1.71%
Credit	$1,866,127.92	2.87%
Currencies	$3,698,270.88	5.69%
Energy	$949,455.03	1.46%
Interest rates	$668,336.11	1.03%
Metals	$1,250,624.01	1.92%
Stock indices	$3,268,746.35	5.03%
Total*	$14,593,022.78	22.44%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended March 31, 2025:

31-March-25
Ending Equity	$65,021,882

Three months ended March 31, 2025:

Net assets decreased $ 11,239,609 for the three months ended March 31, 2025. This increase was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 4,379,413 and a net loss from operations of $ 6,860,196.

Management Fees of $ 528,374 and servicing fees of $ 176,568 were paid or accrued, and interest of $ 709,141 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2025.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2025 were $ 290,644.

The Partnership ended January in the red net of fees, with gains from equities and commodities offset by losses in FX and fixed income. A long position in the FTSE Taiwan Index caused minor losses on the month overall, but there were significant gains from long positions in European indices such as Germany’s DAX and FTSE Italia All Share. Within commodities, agricultural were profitable while returns from trading metals and energies were more muted. The Partnership’s long positions in coffee and live cattle were profitable. Within metals, gains from long gold positions were offset by losses trading copper. Energies trading was also flat overall, with profits from long positions in EUA Carbon Emissions offset by losses from trading crude oil. In currency, the Partnership’s long US dollar position stumbled mid-month amidst underlying tariff uncertainties, and crosses against the Brazilian real and Japanese yen were the worst affected. A long US dollar position against the Canadian dollar, however, benefited the Partnership over the course of the month. In credit trading, the Partnership’s gains were made primarily in European investment-grade and high-yield indices. Trading in fixed income generated losses for the Partnership as mixed news on inflation caused fluctuations in prices. The Partnership’s short positions in both SONIA and Euribor were worst affected, although most positions generated losses. However, a short position in Japanese bonds benefited the Partnership.

In February, the Partnership returned negative net of fees, with losses in commodities, FX and fixed income, overcoming small gains from equities and credit. Trading in risk assets finished the month in the black, but there was considerable dispersion. Technology stocks experienced another month of volatility, leading to losses from the Partnership’s longs in both the S&P 500 and Nasdaq 100. Europe’s equities proved far more resilient, where the Partnership’s long position in the FTSE Italia All-Share Index performed positively. The Partnership experienced losses across all three commodity sub-sectors. The Partnership’s long position in cocoa fell as Cocoa prices softened, reversing recent trends. The Partnership’s long positions in US natural gas generated gains, but its metals trading generated losses, mainly resulting from longs in platinum and silver. The Partnership experienced losses in currency pairs such as the Swedish krona and Chilean peso, but the greatest loss was seen for the Japanese yen, which rose against the US dollar after a plethora of strong economic data. However, the Partnership generated a gain from a short position in the Taiwanese dollar. In credit trading, the Partnership had a loss from a long credit position in US high yield which was more than offset by a gain from similar positioning in European high yield. The Partnership experienced losses in fixed income trading from short positions in U.S. Treasuries across the maturity spectrum. However, a short position in Japanese bonds provided some marginal offsetting gains.

The Partnership finished the quarter with negative returns in March net of fees, with losses from equities, credit and FX trading outweighing gains in commodity trading and nearly-flat performance from fixed income. The Partnership’s equity positions, many of which had transitioned from long to short by the end of the month, posted losses. Within indices, the worst performers were Sweden’s OM and India’s Nifty, while long positions in South Africa’s All Share and the Hang Seng generated offsetting gains. In FX trading, the Partnership’s short positions against the US dollar, such as the Indian rupee and Swiss franc, experienced losses, while offsetting gains were seen in the Partnership’s positions in the Polish zloty and Brazilian real that were long or moved to long against the US dollar early in the month. In the aggregate, fixed income trading was flat, but there was dispersion in individual positions. Losses were seen in the Partnership’s position on Euro short-term rates, while offsetting gains were seen in the Partnership’s long position in German bonds. Commodities trading finished in positive territory for the Partnership, driven by metals where gold had its largest quarterly rise since 1986 and a long silver position was also a top performer for the Partnership. Comparatively, the Partnership experienced some losses as oil prices continued to fluctuate, though a long US natural gas was also a top performer for the Partnership. Long positions in live and feeder cattle, however, helped generate gains for the Partnership’s agricultural trading, as prices hit new highs.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2025. As of March 31, 2025, the Partnership’s average quarter-end capitalization was $ 65,021,882.

Quarter-Ended March 31, 2025
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,779,558.06	2.74%	$1,779,558.06	$1,779,558.06
Bonds	$1,111,904.43	1.71%	$1,111,904.43	$1,111,904.43
Credit	$1,866,127.92	2.87%	$1,866,127.92	$1,866,127.92
Currencies	$3,698,270.88	5.69%	$3,698,270.88	$3,698,270.88
Energies	$949,455.03	1.46%	$949,455.03	$949,455.03
Interest rates	$668,336.11	1.03%	$668,336.11	$668,336.11
Metals	$1,250,624.01	1.92%	$1,250,624.01	$1,250,624.01
Stock indices	$3,268,746.35	5.03%	$3,268,746.35	$3,268,746.35
Total*	$14,593,022.78	22.44%	$14,593,022.78	$14,593,022.78

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2025. Average capitalization is the Partnership’s average quarter-end capitalization for the three months ended March 31, 2025.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2025, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, Japan, France, the United Kingdom, and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2025 the Partnership’s primary currency exposures were in the U.S. Dollar versus the South Korean Won, British Pound Sterling, Norwegian Krone, Brazilian Real and Canadian Dollar.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of March 31, 2025, the Partnership’s primary exposures were in the Hang Seng index, H-Shares index, Swiss market index, FTSE Italia All Share index and DAX index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2025, the Partnership’s primary metals market exposures were in Gold, Silver, Copper and Palladium.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, Coffee, Live Cattle and Soybeans accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2025.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2025, the main exposures were in US Natural Gas, Crude Oil, Gasoline and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2025.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in the British Pound. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions and Investments in Treasury Bills. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio and investment in Treasury Bills. The Partnership holds only investments in interest-bearing bank accounts and U.S. Treasury Bills. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk) with durations no longer than 1 year.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended March 31, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
January 2025	$—	$—	$—
February 2025	$—	$—	$—
March 2025	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
January 2025	$596,290	$—	$—
February 2025	$2,330,967	$—	$114,811
March 2025	$403,972	$—	$933,373
TOTAL	$3,331,229	$—	$1,048,184

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2025.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer