Form 10-Q
period 2025-06-30
MAN AHL DIVERSIFIED I LP
filed 2025-08-08
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At June 30, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended June 30, 2025 and 2024 (unaudited) and for the six month periods ended June 30, 2025 and 2024 (unaudited)
(c)
For the six month periods ended June 30, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025
	(Unaudited)		December 31, 2024
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$59,596,660		$76,835,265
Due from Man-AHL Diversified Trading Company L.P.	844,888		893,946
Total assets	$60,441,548		$77,729,211
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$844,888		$893,946
Management fees payable	148,778		191,647
Servicing fees payable	49,729		64,041
Accrued expenses and other liabilities	282,972		318,086
Total liabilities	1,326,367		1,467,720
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at June 30, 2025 and December 31, 2024)	775,673		907,432
Limited Partners - Class A Series 1 (9,420.48 and 10,513.79 units outstanding as at June 30, 2025 and December 31, 2024, respectively)	39,207,313		51,190,365
Limited Partners - Class A Series 2 (378.07 units outstanding as at June 30, 2025 and December 31, 2024)	1,929,039		2,242,615
Limited Partners - Class B Series 1 (4,133.63 and 4,502.48 units outstanding as at June 30, 2025 and December 31, 2024, respectively)	17,203,156		21,921,079
Total partners' capital	59,115,181		76,261,491
Total liabilities and partners' capital	$60,441,548		$77,729,211
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,161.92		$4,868.88	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,102.36	*	$5,931.78	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,161.75	*	$4,868.67	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$614,605	$1,161,721	$1,323,746	$2,242,322
Other income	—	—	—	16,935
Brokerage commissions	(29,679)	(50,290)	(66,271)	(86,980)
Interest expense - brokers	(20,285)	(161,538)	(61,970)	(217,438)
Administration fees	(11,065)	(20,332)	(24,482)	(38,905)
Professional fees	(21,727)	(31,788)	(44,064)	(72,730)
Shareholder expenses	(14,409)	(15,990)	(29,223)	(32,022)
Other expenses	(17,842)	(6,903)	(41,117)	(12,960)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	499,598	874,880	1,056,619	1,798,222
PARTNERSHIP EXPENSES:
Management fees	440,098	704,295	968,472	1,363,444
Servicing fees	147,092	235,448	323,660	455,959
Professional fees	61,000	107,928	95,024	168,928
Other expenses	61,330	57,718	165,830	111,347
Total partnership expenses	709,520	1,105,389	1,552,986	2,099,678
Net investment income/(loss)	(209,922)	(230,509)	(496,367)	(301,456)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(7,816,067)	7,266,413	(7,650,502)	12,369,857
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	118,322	13,751	344,915	(205,406)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	88	(600)	(35,997)	36,311
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	4,029,688	(5,958,151)	(2,900,136)	(162,744)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P	(3,667,969)	1,321,413	(10,241,720)	12,038,018
NET INCOME/(LOSS)	$(3,877,891)	$1,090,904	$(10,738,087)	$11,736,562
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$(259.81)	$64.67	$(715.25)	$681.46
CLASS A Series 2	$(299.98)	$92.07	$(824.85)	$894.52
CLASS B Series 1	$(263.33)	$65.19	$(714.00)	$687.89
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	9,963.89	11,225.38	10,199.20	11,453.08
CLASS A Series 2	382.26	478.32	380.16	550.39
CLASS B Series 1	4,275.23	4,922.42	4,383.17	4,999.86

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS’ CAPITAL January 1, 2025	$51,190,365	10,513.79	$907,432	186.37	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions	—	—	—	—	—	—	—	—	—	—
Redemptions	(4,819,866)	(1,093.31)	—	—	—	—	(1,588,357)	(368.85)	(6,408,223)	(1,462.16)
Net income/(loss)	(7,163,186)	—	(131,759)	—	(313,576)	—	(3,129,566)	—	(10,738,087)	—
PARTNERS’ CAPITAL June 30, 2025	$39,207,313	9,420.48	$775,673	186.37	$1,929,039	378.07	$17,203,156	4,133.63	$59,115,181	14,118.55
PARTNERS’ CAPITAL January 1, 2024	$57,057,130	11,847.00	$897,609	186.37	$3,994,356	689.34	$24,774,942	5,144.34	$86,724,037	17,867.05
Subscriptions	415,000	76.97	—	—	—	—	—	—	415,000	76.97
Redemptions	(5,519,787)	(1,072.86)	—	—	(1,304,367)	(211.02)	(1,344,337)	(254.55)	(8,168,491)	(1,538.43)
Net income/(loss)	7,678,288	—	126,581	—	492,334	—	3,439,359	—	11,736,562	—
PARTNERS’ CAPITAL June 30, 2024	$59,630,631	10,851.11	$1,024,190	186.37	$3,182,323	478.32	$26,869,964	4,889.79	$90,707,108	16,405.59

* Amounts have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(10,738,087)	$11,736,562
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	(415,000)
Sales of investments in Man-AHL Diversified Trading Company L.P.	8,102,562	10,601,600
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	9,185,101	(13,836,240)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(42,869)	10,304
Increase/(decrease) in servicing fees payable	(14,312)	3,378
Increase/(decrease) in accrued expenses and other liabilities	(35,114)	(200,156)
Net cash provided by/(used in) operating activities	6,457,281	7,900,448
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	—	365,000
Payments on redemptions (net of change in redemptions payable)	(6,457,281)	(8,315,448)
Net cash provided by/(used in) financing activities	(6,457,281)	(7,950,448)
NET INCREASE/(DECREASE) IN CASH	—	(50,000)
CASH - Beginning of period	—	50,000
CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2025, and the results of its operations for the three and six month periods ended June 30, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024. The December 31, 2024, information has been derived from the audited financial statements as of December 31, 2024.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at June 30, 2025.

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

As at June 30, 2025 and December 31, 2024, the Partnership owned 2,379.44 and 2,679.90 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at June 30, 2025 and December 31, 2024 was 42.90% and 44.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at June 30, 2025 and December 31, 2024, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2025 and 2024, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As at June 30, 2025 and 2024, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2025 and 2024.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2025 and 2024. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the six months ended June 30, 2024.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2025 and 2024.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025			For the three months ended June 30, 2024
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,423.16	$5,405.67	$4,422.97	$5,436.32	$6,561.11	$5,436.08
Income/(loss) from investment operations:
Net investment income/(loss)	(14.84)	(2.59)	(14.85)	(14.42)	3.94	(14.42)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(246.40)	(300.72)	(246.37)	73.45	88.13	73.45
Total income/(loss) from investment operations	(261.24)	(303.31)	(261.22)	59.03	92.07	59.03
Ending net asset value	$4,161.92	$5,102.36	$4,161.75	$5,495.35	$6,653.18	$5,495.11
Ratios to average partners' capital[1]:
Expenses including incentive fees	5.50%	4.27%	5.50%	6.00%	4.72%	6.00%
Total expenses excluding incentive fees	5.50%	4.27%	5.50%	6.00%	4.72%	6.00%
Net investment income/(loss)	(1.43)%	(0.20)%	(1.43)%	(1.03)%	0.23%	(1.03)%
Total return[2]:
Total return before incentive fees	(5.91)%	(5.61)%	(5.91)%	1.09%	1.40%	1.09%
Total return after incentive fees	(5.91)%	(5.61)%	(5.91)%	1.09%	1.40%	1.09%

	For the six months ended June 30, 2025			For the six months ended June 30, 2024
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96
Income/(loss) from investment operations:
Net investment income/(loss)	(33.80)	(8.29)	(34.20)	(18.88)	20.20	(19.12)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(673.16)	(821.13)	(672.72)	698.06	838.51	698.27
Total income/(loss) from investment operations	(706.96)	(829.42)	(706.92)	679.18	858.71	679.15
Ending net asset value	$4,161.92	$5,102.36	$4,161.75	$5,495.35	$6,653.18	$5,495.11
Ratios to average partners' capital[1]:
Expenses including incentive fees	5.51%	4.31%	5.57%	5.73%	4.49%	5.74%
Total expenses excluding incentive fees	5.51%	4.31%	5.57%	5.73%	4.49%	5.74%
Net investment income/(loss)	(1.53)%	(0.31)%	(1.55)%	(0.71)%	0.64%	(0.72)%
Total return[2]:
Total return before incentive fees	(14.52)%	(13.98)%	(14.52)%	14.10%	14.82%	14.10%
Total return after incentive fees	(14.52)%	(13.98)%	(14.52)%	14.10%	14.82%	14.10%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SEGMENT REPORTING

The Partnership operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements; the Partnership realizes its strategy through investments in the Trading Company. The CODM is comprised of the Partnership’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Partnership primarily based on the Partnership’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Partnership’s shareholders. As the Partnership’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

7. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2025, through the date the financial statements were issued, the Partnership recorded limited partner redemptions of $561,318.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At June 30, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended June 30, 2025 and 2024 (unaudited) and for the six month periods ended June 30, 2025 and 2024 (unaudited)
(c)
For the six month periods ended June 30, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$3,094,490	$2,304,108
Net unrealized trading appreciation on open forward contracts	2,946,469	11,210,307
Net unrealized trading appreciation on open swap agreements	575,372	—
Net premiums paid on credit default swap agreements	6,767,839	10,524,624
Due from brokers	16,615	143,987
Restricted cash	27,736,357	25,370,053
Total equity in trading accounts	41,137,142	49,553,079
Cash and cash equivalents	4,957,096	11,248,590
Investments in securities, at fair value (cost: $99,251,406 and $116,887,495 as at June 30, 2025 and December 31, 2024, respectively)	99,232,563	116,958,598
Interest receivable	46,803	69,695
Total assets	$145,373,604	$177,829,962
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$—	$926,721
Net unrealized trading depreciation on open forward contracts	950,033	29,782
Net unrealized trading depreciation on open swap agreements	—	701,823
Net premiums received on credit default swap agreements	—	2,041,521
Due to brokers	125,588	—
Collateral balances – due to broker	3,210,833	1,449,999
Redemptions payable to Man-AHL Diversified I L.P.	844,888	893,946
Redemptions payable to Man-AHL Diversified II L.P.	696,319	332,032
Accrued expenses and other liabilities	617,289	500,684
Total liabilities	$6,444,950	$6,876,508
PARTNERS’ CAPITAL:
Limited Partners (5,529.72 and 5,962.61 units outstanding as at June 30, 2025 and December 31, 2024, respectively)	138,928,654	170,953,454
Total partners’ capital	138,928,654	170,953,454
Total liabilities and partners’ capital	$145,373,604	$177,829,962
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$25,123.99	$28,670.91	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	June 30, 2025 (Unaudited)			December 31, 2024
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$770,489	0.6		$2,159,919	1.3
Currencies	—	—		227,263	0.1
Energy	(706,600)	(0.5)		(45,677)	(0.0)	*
Indices	1,072,047	0.8		(1,221,312)	(0.7)
Interest Rates	459,802	0.3		(670,045)	(0.4)
Metals	131,663	0.1		(203,185)	(0.1)
Total futures contracts - long	1,727,401	1.3		246,963	0.2
FUTURES CONTRACTS - Short:
Agricultural	1,417,478	1.0		(517,785)	(0.3)
Currencies	152,024	0.1		—	—
Energy	203,245	0.1		(385,758)	(0.2)
Indices	69,791	0.0	*	(12,519)	(0.0)	*
Interest Rates	(475,449)	(0.3)		1,705,838	1.0
Metals	—	—		340,648	0.2
Total futures contracts - short	1,367,089	0.9		1,130,424	0.7
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$3,094,490	2.2		$1,377,387	0.9
FORWARD CONTRACTS - Long:
Australian dollar	$220,550	0.2		$(202,547)	(0.1)
Brazilian real	836,909	0.6		(302,213)	(0.2)
Mexican peso	586,175	0.4		(179,133)	(0.1)
New Zealand dollar	190,906	0.1		(166,589)	(0.1)
South African rand	536,375	0.4		(831,079)	(0.5)
South Korean won	66,881	0.0	*	(596,824)	(0.3)
U.K. pound	306,224	0.2		(422,962)	(0.2)
Other	3,805,549	2.8		(1,690,739)	(1.0)
Total long forward contracts vs US Dollar	6,549,569	4.7		(4,392,086)	(2.5)
FORWARD CONTRACTS - Short:
Australian dollar	$(157,979)	(0.1)		891,692	0.5
Brazilian real	(273,007)	(0.2)		988,171	0.6
Mexican peso	(146,747)	(0.1)		169,114	0.1
New Zealand dollar	(127,664)	(0.1)		1,331,452	0.8
South African rand	(311,466)	(0.2)		165,345	0.1
South Korean won	(12,069)	(0.0)	*	2,079,779	1.2
U.K. pound	(180,704)	(0.1)		157,188	0.1
Other	(3,340,500)	(2.5)		9,600,823	5.6
Total short forward contracts vs US Dollar	(4,550,136)	(3.3)		15,383,564	9.0
Forward contracts - Cross currencies - appreciation	2,933,464	2.1		2,748,978	1.6
Forward contracts - Cross currencies - depreciation	(2,477,967)	(1.8)		(2,613,639)	(1.5)
Forward contracts - Metal non US Dollar	(458,494)	(0.3)		53,708	0.0*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$1,996,436	1.4		$11,180,525	6.6

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2025 (Unaudited)		December 31, 2024
	Principal	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $nil and $2,041,521, as at June 30, 2025 and December 31, 2024, respectively)		$—	—	$(50,695)	(0.0)*
Total swap agreements - long		—	—	(50,695)	(0.0)*
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $6,767,839 and $10,524,624, and upfront premiums received $nil and $nil, as of June 30, 2025 and December 31, 2024, respectively)		575,372	0.5	(651,128)	(0.4)
Total swap agreements - short		575,372	0.5	(651,128)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$575,372	0.5	$(701,823)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$5,666,298	4.1	$11,856,089	7.1
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 02/27/25	25,000,000	$—	—	$24,835,691	14.5
United States Treasury Bill 0% 03/13/25	33,000,000	—	—	32,731,813	19.1
United States Treasury Bill 0% 03/27/25	35,000,000	—	—	34,657,632	20.3
United States Treasury Bill 0% 04/03/25	25,000,000	—	—	24,733,462	14.5
United States Treasury Bill 0% 08/14/25	20,000,000	19,895,137	14.3	—	—
United States Treasury Bill 0% 08/28/25	25,000,000	24,826,197	17.9	—	—
United States Treasury Bill 0% 09/11/25	25,000,000	24,788,565	17.8	—	—
United States Treasury Bill 0% 09/18/25	30,000,000	29,722,664	21.4	—	—
Total U.S. government securities - long		99,232,563	71.4	116,958,598	68.4
TOTAL INVESTMENT IN SECURITIES (COST $99,251,406 and $116,887,495 as at June 30, 2025 and December 31, 2024, respectively)		$99,232,563	71.4	$116,958,598	68.4

* A zero balance may reflect amounts rounding to less than 0.05%.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest income	$1,421,286	$2,420,843	$3,016,470	$4,666,427
Other income	—	—	—	35,402
Total investment income	$1,421,286	$2,420,843	$3,016,470	$4,701,829
EXPENSES
Brokerage commissions	68,664	104,808	150,930	181,203
Interest expense - brokers	46,943	120,263	140,547	236,591
Administration fees	25,588	42,375	55,758	80,983
Professional fees	50,250	66,250	100,500	151,533
Shareholder expenses	33,325	33,325	66,650	66,650
Other expenses	41,278	14,406	93,909	26,979
Total expenses	266,048	381,427	608,294	743,939
Net investment income/(loss)	$1,155,238	$2,039,416	$2,408,176	$3,957,890
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	(17,999,144)	14,928,224	(17,732,898)	25,781,320
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	289,069	29,071	797,676	(430,441)
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	(22,802)	(1,251)	(89,946)	(78,014)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	9,335,274	(12,434,030)	(6,161,953)	(221,093)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	(8,397,603)	2,522,014	(23,187,121)	25,051,772
NET INCOME/(LOSS)	$(7,242,365)	$4,561,430	$(20,778,945)	$29,009,662
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$(1,280.43)	$736.02	$(3,596.47)	$4,540.60
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	5,656.20	6,197.39	5,777.60	6,388.96

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Limited Partners		General Partner		Total
	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$—	—	$170,953,454	5,962.61
Subscriptions	1,229,999	47.00	—	—	1,229,999	47.00
Redemptions	(12,475,854)	(479.89)	—	—	(12,475,854)	(479.89)
Net income/(loss)	(20,778,945)	—	—	—	(20,778,945)	—
PARTNERS' CAPITAL - June 30, 2025	$138,928,654	5,529.72	$—	—	$138,928,654	5,529.72
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610.48	$—	—	$178,675,249	6,610.48
Subscriptions	3,299,999	111.36	—	—	3,299,999	111.36
Redemptions	(19,895,700)	(663.48)	—	—	(19,895,700)	(663.48)
Net income/(loss)	29,009,662	—	—	—	29,009,662	—
PARTNERS' CAPITAL - June 30, 2024	$191,089,210	6,058.36	$—	—	$191,089,210	6,058.36

* Amounts have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(20,778,945)	$29,009,662
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(120,698,811)	(127,132,157)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(2,360,361)	(3,377,945)
Sales/maturities of investments in securities	140,723,099	136,800,574
Net change in unrealized trading (appreciation)/depreciation on investments in securities	89,946	78,014
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	6,161,953	221,093
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	127,372	(111,306)
(Increase)/decrease in interest receivable	22,892	(40,483)
(Increase)/decrease in net premiums paid on credit default swap agreements	3,756,785	694,149
Increase/(decrease) in net premiums received on credit default swap agreements	(2,041,521)	104,134
Increase/(decrease) in due to brokers	125,588	—
Increase/(decrease) in collateral balances – due to broker	1,760,834	—
Increase/(decrease) in accrued expenses and other liabilities	116,605	(69,898)
Net cash provided by/(used in) operating activities	7,005,436	36,175,837
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,229,999	3,299,999
Payments on redemptions (net of change in redemptions payable)	(12,160,625)	(22,089,848)
Net cash provided by/(used in) financing activities	(10,930,626)	(18,789,849)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,925,190)	17,385,988
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	36,618,643	38,521,608
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$32,693,453	$55,907,596
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$140,547	$236,591

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2025, and the results of its operations for the three and six month periods ended June 30, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

Due from Brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at June 30, 2025. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of cash and cash equivalents and restricted cash is described in the table below.

	June 30, 2025	December 31, 2024	June 30, 2024
As at June 30, 2025, December 31, 2024 and June 30, 2024, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$4,957,096	$11,248,590	$11,793,621
Restricted cash	27,736,357	25,370,053	44,113,975
Total cash and cash equivalents and restricted cash	$32,693,453	$36,618,643	$55,907,596

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at June 30, 2025. The amount included in due to brokers in the Statements of Financial Condition is $125,588 and $ Nil as at June 30, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at June 30, 2025 and December 31, 2024, the Trading Company maintains cash balances with The Bank of New York Mellon. As at June 30, 2025 and December 31, 2024, the Trading Company held foreign cash balances of $12 and $1,014,194 with a cost of $10 and $1,014,194, respectively, which are included in cash and cash equivalents. As at June 30, 2025 and December 31, 2024, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2025 and 2024. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2021.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2025 and 2024.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended June 30, 2024.

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

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2025 and December 31, 2024.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2025 and 2024.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at June 30, 2025 and December 31, 2024, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at June 30, 2025 and December 31, 2024, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements *
Investments	As at June 30, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$99,232,563	$—	$99,232,563	$—
Futures contracts	5,063,974	5,063,974	—	—
Forward contracts	9,870,392	—	9,870,392	—
Swap agreements**	575,372	—	575,372	—
Total Assets	114,742,301	5,063,974	109,678,327	—
Liabilities
Futures contracts	(1,969,484)	(1,969,484)	—	—
Forward contracts	(7,873,956)	—	(7,873,956)	—
Swap agreements**	—	—	—	—
Total Liabilities	(9,843,440)	(1,969,484)	(7,873,956)	—
Net Fair Value	$104,898,861	$3,094,490	$101,804,371	$—

	Fair Value Measurements *
Investments	As at December 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,958,598	$—	$116,958,598	$—
Futures contracts	5,255,569	5,255,569	—	—
Forward contracts	18,599,021	—	18,599,021	—
Swap agreements**	1,412	—	1,412	—
Total Assets	140,814,600	5,255,569	135,559,031	—
Liabilities
Futures contracts	(3,878,182)	(3,878,182)	—	—
Forward contracts	(7,418,496)	—	(7,418,496)	—
Swap agreements**	(703,235)	—	(703,235)	—
Total Liabilities	(11,999,913)	(3,878,182)	(8,121,731)	—
Net Fair Value	$128,814,687	$1,377,387	$127,437,300	$—

* Gross unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are included in the tables above. Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at June 30, 2025 or 2024 based on the levels assigned at December 31, 2024 or 2023.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at the period ended June 30, 2025, the Trading Company does not hold any open interest rate swap agreements.

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

As at June 30, 2025 and December 31, 2024, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2025		December 31, 2024
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$238,322	$162,516,000	$(113,555)	$233,764,250
101-250	—	—	—	—
251-350	337,050	43,576,000	(537,573)	61,075,500
351-450	—	—	—	—
450+	—	—	—	—
Total	$575,372	$206,092,000	$(651,128)	$294,839,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at June 30, 2025 and December 31, 2024, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and six months ended June 30, 2025 and 2024, the Trading Company traded the following derivative contracts:

	For the three months ended June 30,		For the six months ended June 30,
Number of contracts traded/settled	2025	2024	2025	2024
Exchange-traded futures contracts	22,834	33,354	51,387	59,790
Forward contracts	28,116	73,134	54,313	134,822
Swap agreements	208	217	547	397

As at June 30, 2025 and December 31, 2024, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	June 30, 2025	December 31, 2024
Exchange-traded futures contracts	$1,442,871,270	$1,831,013,820
Commodity forwards	$49	$125
Forward contracts	$769,129,742	$2,052,749,878
Swap agreements	$206,092,000	$350,915,250

The trading activity of open future, forward and swap contracts as at June 30, 2025, December 31, 2024 and June 30, 2024 is indicative of the trading activity throughout the respective periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at June 30, 2025 and December 31, 2024, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at June 30, 2025 and December 31, 2024, may differ from the net liability amounts recorded as at June 30, 2025 and December 31, 2024, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at June 30, 2025 and December 31, 2024, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	June 30, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$9,846,805	Gross unrealized trading depreciation on open forward contracts	$(7,391,875)
Metals		23,587		(482,081)
Total open forward contracts		9,870,392		(7,873,956)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	2,248,989	Gross unrealized trading depreciation on open futures contracts	(61,022)
Currencies		152,024		—
Energy		333,645		(837,000)
Indices		1,244,357		(102,519)
Interest rates		765,781		(781,428)
Metals		319,178		(187,515)
Total open futures contracts		5,063,974		(1,969,484)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	575,372	Gross unrealized trading depreciation on open swap agreements	—
Total open swap agreements		575,372		—
Total Derivatives		$15,509,738		$(9,843,440)

	December 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$18,320,534	Gross unrealized trading depreciation on open forward contracts	$(7,193,717)
Metals		278,487		(224,779)
Total open forward contracts		18,599,021		(7,418,496)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	2,523,803	Gross unrealized trading depreciation on open futures contracts	(881,669)
Currencies		227,263		—
Energy		153,874		(585,309)
Indices		253,961		(1,487,792)
Interest rates		1,756,020		(720,227)
Metals		340,648		(203,185)
Total open futures contracts		5,255,569		(3,878,182)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	1,412	Gross unrealized trading depreciation on open swap agreements	(703,235)
Total open swap agreements		1,412		(703,235)
Total Derivatives		$23,856,002		$(11,999,913)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives*	derivatives*	derivatives*	derivatives*
Forward contracts
Currencies	$(6,767,999)	$7,398,817	$(1,877,207)	$2,463,117
Metals	(651,865)	(1,341,220)	(769,980)	(2,180,433)
Net realized trading gains/(losses) on closed contracts/agreements	$(7,419,864)	$6,057,597	$(2,647,187)	$282,684
Currencies	$4,492,567	$(4,922,768)	$(8,671,887)	$5,274,019
Metals	194,011	682,484	(512,202)	646,767
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$4,686,578	$(4,240,284)	$(9,184,089)	$5,920,786
Futures contracts
Agricultural	$(965,661)	$(152,290)	$(911,437)	$4,940,870
Currencies	172,180	27,807	84,966	4,226
Energy	(2,570,873)	(4,298,961)	(4,300,669)	(3,117,210)
Indices	(7,031,986)	815,927	(5,773,430)	10,719,028
Interest rates	(1,843,401)	4,471,912	(6,308,015)	3,139,251
Metals	1,145,151	7,607,085	2,623,669	5,564,045
Net realized trading gains/(losses) on closed contracts/agreements	$(11,094,590)	$8,471,480	$(14,584,916)	$21,250,210
Agricultural	$1,496,143	$1,694,323	$545,831	$945,805
Currencies	165,359	33,096	(75,239)	69,379
Energy	571,136	(1,882,451)	(71,921)	236,693
Indices	3,037,642	(3,726,609)	2,375,670	(811,481)
Interest rates	(340,035)	(1,546,514)	(1,051,440)	(3,178,072)
Metals	(1,075,684)	(1,392,317)	(5,799)	(454,427)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$3,854,561	$(6,820,472)	$1,717,102	$(3,192,103)
Swap agreements
Credit default swaps	$138,988	$470,064	$(704,380)	$4,072,321
Net realized trading gains/(losses) on closed contracts/agreements	$138,988	$470,064	$(704,380)	$4,072,321
Credit default swaps	$794,135	$(1,373,274)	$1,305,034	$(2,949,776)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$794,135	$(1,373,274)	$1,305,034	$(2,949,776)

*Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at June 30, 2025 and December 31, 2024, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at June 30, 2025
Open futures contracts
Bank of America Merrill Lynch	$2,452,387	$(1,206,654)	$1,245,733	$—	$—	$1,245,733
Goldman Sachs	421,821	(261,662)	160,159	—	—	160,159
J.P. Morgan Chase	2,189,766	(501,168)	1,688,598	—	—	1,688,598
Total Open futures contracts	$5,063,974	$(1,969,484)	$3,094,490	$—	$—	$3,094,490
Open forward contracts
BNP Paribas	$275,447	$(275,447)	$—	$—	$—	$—
Citigroup	2,295,019	(1,061,625)	1,233,394	—	—	1,233,394
HSBC	3,718,911	(2,889,022)	829,889	—	—	829,889
J.P. Morgan Chase	23,587	(23,587)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	3,557,428	(2,674,242)	883,186	—	—	883,186
Total Open forward contracts	$9,870,392	$(6,923,923)	$2,946,469	$—	$—	$2,946,469
Open swap agreements
Barclays	$198,281	$—	$198,281	$—	$—	$198,281
Goldman Sachs	279,770	—	279,770	—	—	279,770
J.P. Morgan Chase	97,321	—	97,321	—	—	97,321
Total Open swap agreements	$575,372	$—	$575,372	$—	$—	$575,372
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$3,010,620	$(1,853,245)	$1,157,375	$—	$—	$1,157,375
Goldman Sachs	192,543	(192,543)	—	—	—	—
J.P. Morgan Chase	2,052,406	(905,673)	1,146,733	—	—	1,146,733
Total Open futures contracts	$5,255,569	$(2,951,461)	$2,304,108	$—	$—	$2,304,108
Open forward contracts
BNP Paribas	$151,311	$(151,311)	$—	$—	$—	$—
BNY Mellon	42,871	—	42,871	—	—	42,871
Citigroup	2,818,627	(1,147,156)	1,671,471	—	—	1,671,471
HSBC	13,029,081	(3,889,022)	9,140,059	—	—	9,140,059
J.P. Morgan Chase	278,487	(224,779)	53,708	—	—	53,708
Natwest f/k/a Royal Bank of Scotland	2,278,644	(1,976,446)	302,198	—	—	302,198
Total Open forward contracts	$18,599,021	$(7,388,714)	$11,210,307	$—	$—	$11,210,307
Open swap agreements
Goldman Sachs	$1,412	$(1,412)	$—	$—	$—	$—
Total Open swap agreements	$1,412	$(1,412)	$—	$—	$—	$—

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at June 30, 2025
Open futures contracts
Bank of America Merrill Lynch	$1,206,654	$(1,206,654)	$—	$—	$—	$—
Goldman Sachs	261,662	(261,662)	—	—	—	—
J.P. Morgan Chase	501,168	(501,168)	—	—	—	—
Total Open futures contracts	$1,969,484	$(1,969,484)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$701,034	$(275,447)	$425,587	$—	$(425,587)	$—
BNY Mellon	65,952	—	65,952	—	(65,952)	—
Citigroup	1,061,625	(1,061,625)	—	—	—	—
HSBC	2,889,022	(2,889,022)	—	—	—	—
J.P. Morgan Chase	482,081	(23,587)	458,494	—	(458,494)	—
Natwest f/k/a Royal Bank of Scotland	2,674,242	(2,674,242)	—	—	—	—
Total Open forward contracts	$7,873,956	$(6,923,923)	$950,033	$—	$(950,033)	$—
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,853,245	$(1,853,245)	$—	$—	$—	$—
Goldman Sachs	1,119,264	(192,543)	926,721	—	(926,721)	—
J.P. Morgan Chase	905,673	(905,673)	—	—	—	—
Total Open futures contracts	$3,878,182	$(2,951,461)	$926,721	$—	$(926,721)	$—
Open forward contracts
BNP Paribas	$181,093	$(151,311)	$29,782	$—	$(29,782)	$—
Citigroup	1,147,156	(1,147,156)	—	—	—	—
HSBC	3,889,022	(3,889,022)	—	—	—	—
J.P. Morgan Chase	224,779	(224,779)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	1,976,446	(1,976,446)	—	—	—	—
Total Open forward contracts	$7,418,496	$(7,388,714)	$29,782	$—	$(29,782)	$—
Open swap agreements
Barclays	$113,489	$—	$113,489	$—	$(113,489)	$—
Goldman Sachs	244,921	(1,412)	243,509	—	(243,509)	—
J.P. Morgan Chase	344,825	—	344,825	—	(344,825)	—
Total Open swap agreements	$703,235	$(1,412)	$701,823	$—	$(701,823)	$—

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Per unit operating performance:
Beginning net asset value	$26,376.99	$30,841.73	$28,670.91	$27,029.09
Income/(loss) from investment operations:
Net investment income/(loss)	205.23	329.36	417.89	622.94
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	(1,458.23)	370.34	(3,964.81)	3,889.40
Total income/(loss) from investment operations	(1,253.00)	699.70	(3,546.92)	4,512.34
Ending net asset value	$25,123.99	$31,541.43	$25,123.99	$31,541.43
Ratios to average partners' capital[1]:
Expenses	0.76%	0.77%	0.80%	0.78%
Net investment income/(loss)	3.30%	4.12%	3.18%	4.16%
Total return[2]	(4.75)%	2.27%	(12.37)%	16.69%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SEGMENT REPORTING

The Trading Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements. The CODM is comprised of the Trading Company’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Trading Company primarily based on the Trading Company’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Trading Company’s shareholders. As the Trading Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

9. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2025, through the date the financial statements were issued, the Trading Company recorded limited partner redemptions of $2,513,238.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2025. The Partnership’s capitalization was $ 59,115,181 as of June 30, 2025. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,226,494.07	2.07%
Bonds	$747,683.06	1.26%
Credit	$3,022,658.22	5.11%
Currencies	$3,228,697.22	5.46%
Energy	$523,284.70	0.89%
Interest rates	$1,454,302.79	2.46%
Metals	$882,734.01	1.49%
Stock indices	$2,540,263.08	4.30%
Total*	$13,626,117.15	23.05%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2025:

30-June-25
Ending Equity	$59,115,181

Six months ended June 30, 2025:

Net assets decreased $ 17,146,310 for the six months ended June 30, 2025. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 6,408,223 and a net loss from operations of $ 10,738,087.

Management Fees of $ 968,472 and servicing fees of $ 323,660 were paid or accrued, and interest of $ 1,323,746 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the six months ended June 30, 2025.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2025 were $ 527,981.

Three months ended June 30, 2025:

Net assets decreased $ 5,906,701 for the three months ended June 30, 2025. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 2,028,810 and a net loss from operations of $ 3,877,891.

Management Fees of $ 440,098 and servicing fees of $ 147,092 were paid or accrued, and interest of $ 614,605 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2025.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2025 were $ 237,337

In April, the Partnership returned a negative return with losses in FX, credit, commodities, and stocks outweighing gains from fixed income. The Partnership's positions in Switzerland's SMI and the Hang Seng produced losses, while a short position in the Russell 2000 Index generated a small offsetting gain. Long credit positions also generated losses. The US dollar trade-weighted index fell. Emerging Market currencies fell relative to the US dollar. Losses were incurred in the South African rand, and Brazilian real. US dollar positions against the Swedish krona and Indian rupee generated small offsetting gains. Within commodities, the main driver of negative performance was in metals, but there was far from a uniform story. A long gold position was profitable. A long silver, position on the other hand, was unprofitable . Within energies, US natural gas generated a loss, and in agricultural, profits from trading wheat were offset by losses from soybeans. Fixed income trading finished the month in the black, with gains from long positions in short-term rates almost offset by losses from mixed positioning in longer duration trades in the US and Germany.

In May, the Partnership’s performance was negative with losses in FX, commodities, and bonds outweighing gains from equities and credit. Long SONIA and Euribor suffered. Further out the curve, long Korean index positions added to losses. Commodities trading proved challenging as all sleeves ended in the red and Energies led losses. Long coffee drove agricultural to losses. Gains from longs in livestock were only able to partially offset. Metals compounded losses, with long precious the primary culprits. Currencies also were negative. The Partnership’s net long positioning in Credit was profitable. In a similar vein to earlier in the year, longs across Europe led gains, notably in FTSE Italia and DAX.

In June the performance of the Partnership was positive with gains in stocks, FX, credit and commodities offsetting minor losses in fixed income. June saw risk assets advance with both the S&P 500 and Korean Kospi hitting all-time highs leading to gains in long Korean Kospi. The Partnership’s broad-based short dollar exposure contributed to gains as well as a host of Latin American-dollar crosses, in particular the Brazilian Real and Mexican Peso against the US dollar. Long Euro further added, complemented by gains from other emerging market and developed market dollar crosses. Gains in stocks were led by long Kospi. The Partnership's long positions in MSCI EM and US indices extended gains which were further compounded by high yield credit exposure in both the US and Europe. Commodities were mixed, with gains from agricultural and metals trading offsetting losses from energies. Shorts in sugar and corn proved profitable, with sugar prices falling. Long platinum and silver pushed metals into the black but were countered by losses from long exposure across the oil complex. In fixed income, long-end exposures contributed to offsetting gains from rates trading. Long Euribor led declines, while shorts in US treasuries compounded losses. Profits from long SONIA provided some relief.

Three months ended March 31, 2025:

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

Period Ended June 30, 2024:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2025. As of June 30, 2025, the Partnership’s average quarter-end capitalization was $ 62,068,532.

Quarter-Ended June 30, 2025
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,503,026.06	2.42%	$1,779,558.06	$1,226,494.07
Bonds	$929,793.75	1.50%	$1,111,904.43	$747,683.06
Credit	$2,444,393.07	3.94%	$3,022,658.22	$1,866,127.92
Currencies	$3,463,484.05	5.58%	$3,698,270.88	$3,228,697.22
Energies	$736,369.87	1.19%	$949,455.03	$523,284.70
Interest rates	$1,061,319.45	1.71%	$1,454,302.79	$668,336.11
Metals	$1,066,679.01	1.72%	$1,250,624.01	$882,734.01
Stock indices	$2,904,504.71	4.68%	$3,268,746.35	$2,540,263.08
Total*	$14,109,569.97	22.74%	$16,535,519.77	$11,683,620.17

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2025. Average capitalization is the Partnership’s average quarter-end capitalization for the six months ended June 30, 2025.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2025, by market sector.

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

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2025 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Mexican Peso, Israeli Shekel, Norwegian Krone, and South African Rand.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of June 30, 2025, the Partnership’s primary exposures were in the Hang Seng index, S&P TSX60 index, MSCI Emerging Market index, MSCI EAFE index and Tokyo Stock Exchange index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2025, the Partnership’s primary metals market exposures were in Gold, Platinum, Silver and Copper.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, Sugar, Corn and Live Cattle accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2025.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2025, the main exposures were in US Natural Gas, Crude Oil, Heating Oil and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2025.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Trade Error Risk. The complex trading programs operated by the Trading Advisor and the speed and volume of transactions invariably result in occasional trades being executed which, with the benefit of hindsight, were not required by the trading program or occasional trades not being executed when they should have been. To the extent an error is caused by a counterparty, such as a broker, the Trading Advisor generally attempts to recover any loss associated with such error from such counterparty. To the extent an error is caused by the Trading Advisor, a formalized process is in place for the resolution of such errors and the Trading Advisor will correct such error in accordance with its policies and procedures. Given the volume, diversity and complexity of transactions executed by the Trading Advisor on behalf of the Partnership, affiliated funds and affiliated accounts, investors should assume that trading errors (and similar errors) will occur.

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

Tariffs and “Trade Wars.” The imposition of substantial tariffs by the United States on other nations, along with retaliatory measures by such other nations, has created a period of increased economic volatility. The future of the trading relationships between the United States such other nations is uncertain, and the failure of those countries to resolve their current disputes could have materially adverse effects on the global economy. This, and/or future downturns in the global economy, significant introductions of barriers to trade or even bilateral trade frictions between the United States and its trading partners or countries representing key export markets could adversely affect the financial performance of the Partnership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended June 30, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
April 2025	$—	$—	$—
May 2025	$—	$—	$—
June 2025	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
April 2025	$476,526	$—	$140,776
May 2025	$412,354	$—	$154,266
June 2025	$599,757	$—	$245,131
TOTAL	$1,488,637	$—	$540,173

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2025.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer