Form 10-Q
period 2025-09-30
MAN AHL DIVERSIFIED I LP
filed 2025-11-14
CIK 1052354

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At September 30, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended September 30, 2025 and 2024 (unaudited) and for the nine month periods ended September 30, 2025 and 2024 (unaudited)
(c)
For the nine month periods ended September 30, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025
	(Unaudited)		December 31, 2024
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$60,362,505		$76,835,265
Due from Man-AHL Diversified Trading Company L.P.	2,587,109		893,946
Total assets	$62,949,614		$77,729,211
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,587,109		$893,946
Management fees payable	154,517		191,647
Servicing fees payable	51,661		64,041
Accrued expenses and other liabilities	397,095		318,086
Total liabilities	3,190,382		1,467,720
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at September 30, 2025 and December 31, 2024)	866,642		907,432
Limited Partners - Class A Series 1 (8,570.37 and 10,513.79 units outstanding as at September 30, 2025 and December 31, 2024, respectively)	39,852,435		51,190,365
Limited Partners - Class A Series 2 (357.31 and 378.07 units outstanding as at September 30, 2025 and December 31, 2024, respectively)	2,043,265		2,242,615
Limited Partners - Class B Series 1 (3,655.37 and 4,502.48 units outstanding as at September 30, 2025 and December 31, 2024, respectively)	16,996,890		21,921,079
Total partners' capital	59,759,232		76,261,491
Total liabilities and partners' capital	$62,949,614		$77,729,211
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$4,650.03	*	$4,868.88	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$5,718.63	*	$5,931.78	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$4,649.82	*	$4,868.67	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$552,538	$1,077,401	$1,876,284	$3,319,723
Other income	—	948	—	17,883
Brokerage commissions	(27,601)	(35,287)	(93,872)	(122,267)
Interest expense - brokers	(35,970)	(54,731)	(97,940)	(272,169)
Administration fees	(2,189)	(12,344)	(26,671)	(51,249)
Professional fees	73,122	(26,271)	29,058	(99,001)
Shareholder expenses	(13,211)	(5,283)	(42,434)	(37,305)
Other expenses	(20,230)	(17,729)	(61,347)	(30,689)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	526,459	926,704	1,583,078	2,724,926
PARTNERSHIP EXPENSES:
Management fees	447,494	606,368	1,415,966	1,969,812
Servicing fees	149,597	202,724	473,257	658,683
Professional fees	235,314	137,831	330,338	306,759
Other expenses	60,618	36,379	226,448	147,726
Total partnership expenses	893,023	983,302	2,446,009	3,082,980
Net investment income/(loss)	(366,564)	(56,598)	(862,931)	(358,054)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	4,905,796	(9,864,357)	(2,744,706)	2,505,500
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(102,918)	379,712	241,997	3,013
Net change in unrealized trading appreciation/(depreciation) on investments in securities	19,347	(600)	(16,650)	35,711
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	2,160,443	635,828	(739,693)	644,377
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	6,982,668	(8,849,417)	(3,259,052)	3,188,601
NET INCOME/(LOSS)	$6,616,104	$(8,906,015)	$(4,121,983)	$2,830,547
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period):
CLASS A Series 1	$444.70	$(358.61)	$(282.63)	$163.61
CLASS A Series 2	$622.91	$(634.09)	$(191.21)	$359.26
CLASS B Series 1	$464.77	$(548.52)	$(279.72)	$160.25
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	9,801.64	11,011.69	10,066.67	11,304.87
CLASS A Series 2	386.09	478.32	382.17	526.19
CLASS B Series 1	4,143.66	4,826.55	4,303.36	4,941.67

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Class A Series 1				Class A Series 2		Class B Series 1		Total
	Limited Partners		General Partner		Limited Partners		Limited Partners
	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS’ CAPITAL January 1, 2025	$51,190,365	10,513.79	$907,432	186.37	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions	—	—	—	—	62,121	12.18	—	—	62,121	12.18
Redemptions	(8,533,545)	(1,943.42)	—	—	(188,395)	(32.94)	(3,720,457)	(847.11)	(12,442,397)	(2,823.47)
Net income/(loss)	(2,804,385)	—	(40,790)	—	(73,076)	—	(1,203,732)	—	(4,121,983)	—
PARTNERS’ CAPITAL September 30, 2025	$39,852,435	8,570.37	$866,642	186.37	$2,043,265	357.31	$16,996,890	3,655.37	$59,759,232	12,769.42
PARTNERS’ CAPITAL January 1, 2024	$57,057,130	11,847.00	$897,609	186.37	$3,994,356	689.34	$24,774,942	5,144.34	$86,724,037	17,867.05
Subscriptions	415,000	76.97	—	—	—	—	—	—	415,000	76.97
Redemptions	(6,670,335)	(1,305.86)	—	—	(1,304,367)	(211.02)	(2,059,823)	(400.55)	(10,034,525)	(1,917.43)
Net income/(loss)	1,823,521	—	26,071	—	189,040	—	791,915	—	2,830,547	—
PARTNERS’ CAPITAL September 30, 2024	$52,625,316	10,618.11	$923,680	186.37	$2,879,029	478.32	$23,507,034	4,743.79	$79,935,059	16,026.59

* Amounts have been rounded to the nearest whole number.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,121,983)	$2,830,547
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	—	(415,000)
Sales of investments in Man-AHL Diversified Trading Company L.P.	13,103,623	13,093,778
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	1,675,974	(5,913,527)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(37,130)	(15,439)
Increase/(decrease) in servicing fees payable	(12,380)	(5,224)
Increase/(decrease) in accrued expenses and other liabilities	79,009	(216,613)
Net cash provided by/(used in) operating activities	10,687,113	9,358,522

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	62,121	365,000
Payments on redemptions (net of change in redemptions payable)	(10,749,234)	(9,773,522)
Net cash provided by/(used in) financing activities	(10,687,113)	(9,408,522)

NET INCREASE/(DECREASE) IN CASH	—	(50,000)

CASH - Beginning of period	—	50,000

CASH - End of period	$—	$—

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2025, and the results of its operations for the three and nine month periods ended September 30, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024. The December 31, 2024, information has been derived from the audited financial statements as of December 31, 2024.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, IRAs and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at September 30, 2025.

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

As at September 30, 2025 and December 31, 2024, the Partnership owned 2,119.91 and 2,679.90 units, respectively, of the

Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at September 30, 2025 and

December 31, 2024 was 43.23% and 44.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at September 30, 2025 and

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2025 and 2024, no incentive fees were earned by the Advisor.

The Partnership pays a monthly servicing fee to MII in an amount equal to 0.0833% (1.00% annually) of the month-end Net Asset Value of Class A Series 1 and Class B Series 1 units and to 0.0625% (0.75% annually) of the month-end Net Asset Value of Class A Series 2 and Class B Series 2 units. MII serves as the placement agent for all classes of units of the Partnership. As at September 30, 2025 and 2024, there are no Class B series 2 units outstanding.

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

Net Income/(Loss) Per Unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, Class B Series 1, or Class B Series 2 partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2025 and 2024.

Income Taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2025 and 2024. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the three and nine months ended September 30, 2024.

Segment Reporting — In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Partnership has determined that it has a single operating and reporting segment. As a result, the Partnership's segment accounting policies are the same as described herein and the Partnership does not have any intra-segment sales and transfers of assets.

Comparative information — Certain prior period figures in the financial statements have been reclassified to conform with the current period presentation.

The Trading Company identified and corrected an over-accrued amount for professional fees which resulted in a credit of $87,574 for the Partnership recorded in the quarter ended September 30, 2025. The Partnership identified and corrected an under-accrued amount for professional fees which resulted in a debit of $141,064 recorded in the quarter ended September 30, 2025. The amount of the correction was determined to be immaterial. Without consideration of this correction, the ratio of expense to average partners’ capital would have been 6.33% and 5.81% for Class A Series 1, 5.25% and 4.68% for Class A Series 2 and 6.43% and 5.89% for Class B Series 1, for the three and nine months ended September 30, 2025, respectively.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2025 and 2024.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025			For the three months ended September 30, 2024
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,161.92	$5,102.36	$4,161.75	$5,495.35	$6,653.18	$5,495.11
Income/(loss) from investment operations:
Net investment income/(loss)	(26.80)	(17.09)	(27.26)	(3.99)	14.05	(4.04)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	514.91	633.36	515.33	(535.30)	(648.14)	(535.23)
Total income/(loss) from investment operations	488.11	616.27	488.07	(539.29)	(634.09)	(539.27)
Ending net asset value	$4,650.03	$5,718.63	$4,649.82	$4,956.06	$6,019.09	$4,955.84

Ratios to average partners' capital[1]:
Expenses including incentive fees	6.21%	5.12%	6.31%	5.46%	4.24%	5.49%
Total expenses excluding incentive fees	6.21%	5.12%	6.31%	5.46%	4.24%	5.49%

Net investment income/(loss)	(2.50)%	(1.30)%	(2.55)%	(0.31)%	0.91%	(0.32)%

Total return[2]:
Total return before incentive fees	11.73%	12.08%	11.73%	(9.81)%	(9.53)%	(9.81)%
Total return after incentive fees	11.73%	12.08%	11.73%	(9.81)%	(9.53)%	(9.81)%

	For the nine months ended September 30, 2025			For the nine months ended September 30, 2024
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96
Income/(loss) from investment operations:
Net investment income/(loss)	(60.01)	(25.40)	(60.93)	(23.00)	33.79	(23.30)
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	(158.84)	(187.75)	(157.92)	162.89	190.83	163.18
Total income/(loss) from investment operations	(218.85)	(213.15)	(218.85)	139.89	224.62	139.88
Ending net asset value	$4,650.03	$5,718.63	$4,649.82	$4,956.06	$6,019.09	$4,955.84

Ratios to average partners' capital[1]:
Expenses including incentive fees	5.70%	4.56%	5.78%	5.68%	4.42%	5.70%
Total expenses excluding incentive fees	5.70%	4.56%	5.78%	5.68%	4.42%	5.70%

Net investment income/(loss)	(1.82)%	(0.63)%	(1.85)%	(0.59)%	0.72%	(0.60)%

Total return[2]:
Total return before incentive fees	(4.49)%	(3.59)%	(4.50)%	2.90%	3.88%	2.90%
Total return after incentive fees	(4.49)%	(3.59)%	(4.50)%	2.90%	3.88%	2.90%

1 Includes amounts allocated from the Trading Company. Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

6. SEGMENT REPORTING

The Partnership operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements; the Partnership realizes its strategy through investments in the Trading Company. The chief operating decision maker (“CODM”) is comprised of the Partnership’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Partnership primarily based on the Partnership’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Partnership’s shareholders. As the Partnership’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

7. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2025, through the date the financial statements were issued, the Partnership recorded limited partner redemptions of $1,910,801.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At September 30, 2025 (unaudited) and December 31, 2024
(b)
For the three month periods ended September 30, 2025 and 2024 (unaudited) and for the nine month periods ended September 30, 2025 and 2024 (unaudited)
(c)
For the nine month periods ended September 30, 2025 and 2024 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$7,054,688	$2,304,108
Net unrealized trading appreciation on open forward contracts	3,364,342	11,210,307
Net unrealized trading appreciation on open swap agreements	294,126	—
Net premiums paid on credit default swap agreements	12,895,211	10,524,624
Due from brokers	1,200,033	143,987
Restricted cash	30,221,258	25,370,053
Total equity in trading accounts	55,029,658	49,553,079
Cash and cash equivalents	8,818,989	11,248,590
Investments in securities, at fair value (cost: $93,659,787 and $116,887,495 as at September 30, 2025 and December 31, 2024, respectively)	93,683,436	116,958,598
Interest receivable	59,960	69,695
Total assets	$157,592,043	$177,829,962
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$—	$926,721
Net unrealized trading depreciation on open forward contracts	—	29,782
Net unrealized trading depreciation on open swap agreements	—	701,823
Net premiums received on credit default swap agreements	1,565,535	2,041,521
Due to brokers	1,134,600	—
Collateral balances – due to broker	6,535,569	1,449,999
Redemptions payable to Man-AHL Diversified I L.P.	2,587,109	893,946
Redemptions payable to Man-AHL Diversified II L.P.	5,771,126	332,032
Accrued expenses and other liabilities	358,608	500,684
Total liabilities	$17,952,547	$6,876,508
PARTNERS' CAPITAL:
Limited Partners (4,903.79 and 5,962.61 units outstanding as at September 30, 2025 and December 31, 2024, respectively)	139,639,496	170,953,454
Total partners’ capital	139,639,496	170,953,454
Total liabilities and partners' capital	$157,592,043	$177,829,962
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$28,475.83	$28,670.91	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS

	September 30, 2025 (Unaudited)			December 31, 2024
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$173,860	0.1		$2,159,919	1.3
Currencies	—	—		227,263	0.1
Energy	(314,589)	(0.2)		(45,677)	(0.0)	*
Indices	1,562,255	1.1		(1,221,312)	(0.7)
Interest Rates	(551,969)	(0.4)		(670,045)	(0.4)
Metals	3,624,372	2.6		(203,185)	(0.1)
Total futures contracts - long	4,493,929	3.2		246,963	0.2
FUTURES CONTRACTS - Short:
Agricultural	1,755,891	1.3		(517,785)	(0.3)
Currencies	13,789	0.0	*	—	—
Energy	175,462	0.1		(385,758)	(0.2)
Indices	115,775	0.1		(12,519)	(0.0)	*
Interest Rates	499,842	0.4		1,705,838	1.0
Metals	—	—		340,648	0.2
Total futures contracts - short	2,560,759	1.9		1,130,424	0.7
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$7,054,688	5.1		$1,377,387	0.9
FORWARD CONTRACTS - Long:
Australian dollar	$142,697	0.1		$(202,547)	(0.1)
Brazilian real	802,291	0.6		(302,213)	(0.2)
Mexican peso	1,049,685	0.8		(179,133)	(0.1)
New Zealand dollar	(92,328)	(0.1)		(166,589)	(0.1)
South African rand	212,012	0.2		(831,079)	(0.5)
South Korean won	(46,155)	(0.0)	*	(596,824)	(0.3)
U.K. pound	46,229	0.0	*	(422,962)	(0.2)
Other	712,686	0.5		(1,690,739)	(1.0)
Total long forward contracts vs US Dollar	2,827,117	2.1		(4,392,086)	(2.5)
FORWARD CONTRACTS - Short:
Australian dollar	$(23,238)	(0.0)	*	891,692	0.5
Brazilian real	(147,578)	(0.1)		988,171	0.6
Mexican peso	(77,649)	(0.1)		169,114	0.1
New Zealand dollar	111,907	0.1		1,331,452	0.8
South African rand	(11)	(0.0)	*	165,345	0.1
South Korean won	85,378	0.1		2,079,779	1.2
U.K. pound	11,981	0.0	*	157,188	0.1
Other	275,617	0.1		9,600,823	5.6
Total short forward contracts vs US Dollar	236,407	0.1		15,383,564	9.0
Forward contracts - Cross currencies - appreciation	1,016,901	0.7		2,748,978	1.6
Forward contracts - Cross currencies - depreciation	(887,140)	(0.6)		(2,613,639)	(1.5)
Forward contracts - Metal non US Dollar	171,057	0.1		53,708	0.0	*
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS	$3,364,342	2.4		$11,180,525	6.6

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2025 (Unaudited)			December 31, 2024
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $1,565,535 and $2,041,521, as at September 30, 2025 and December 31, 2024, respectively)		$(38,115)	(0.0)	*	$(50,695)	(0.0)	*
Total swap agreements - long		(38,115)	(0.0)	*	(50,695)	(0.0)	*
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $12,895,211 and $10,524,624, and upfront premiums received $nil and $nil, as of September 30, 2025 and December 31, 2024, respectively)		332,241	0.2		(651,128)	(0.4)
Total swap agreements - short		332,241	0.2		(651,128)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$294,126	0.2		$(701,823)	(0.4)
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$10,713,156	7.7		$11,856,089	7.1
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long:
United States Treasury Bill 0% 02/27/25	25,000,000	$—	—		$24,835,691	14.5
United States Treasury Bill 0% 03/13/25	33,000,000	—	—		32,731,813	19.1
United States Treasury Bill 0% 03/27/25	35,000,000	—	—		34,657,632	20.3
United States Treasury Bill 0% 04/03/25	25,000,000	—	—		24,733,462	14.5
United States Treasury Bill 0% 01/22/26	20,000,000	19,762,342	14.2		—	—
United States Treasury Bill 0% 02/19/26	25,000,000	24,634,671	17.6		—	—
United States Treasury Bill 0% 02/05/26	25,000,000	24,670,382	17.7		—	—
United States Treasury Bill 0% 02/26/26	25,000,000	24,616,041	17.6		—	—
Total U.S. government securities - long		93,683,436	67.1		116,958,598	68.4
TOTAL INVESTMENT IN SECURITIES (COST $93,659,787 and $116,887,495 as at September 30, 2025 and December 31, 2024, respectively)		$93,683,436	67.1		$116,958,598	68.4

* A zero balance may reflect amounts rounding to less than 0.05%.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest income	$1,289,184	$2,280,042	$4,305,654	$6,946,469
Other income	—	2,007	—	37,409
Total investment income	$1,289,184	$2,282,049	$4,305,654	$6,983,878
EXPENSES
Brokerage commissions	64,480	74,689	215,410	255,892
Interest expense - brokers	83,870	115,878	224,417	352,469
Administration fees	5,068	25,742	60,826	106,725
Professional fees	(172,307)	55,583	(71,807)	207,116
Shareholder expenses	30,812	11,108	97,462	77,758
Other expenses	47,260	37,824	141,169	64,803
Total expenses	59,183	320,824	667,477	1,064,763
Net investment income/(loss)	$1,230,001	$1,961,225	$3,638,177	$5,919,115
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	11,501,146	(22,596,493)	(6,231,752)	3,184,827
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(233,054)	436,820	564,622	6,379
Net change in unrealized trading appreciation/ (depreciation) on investments in securities	42,492	26,057	(47,454)	(51,957)
Net change in unrealized trading appreciation/ (depreciation) on open contracts/agreements	5,018,726	3,512,612	(1,143,227)	3,291,519
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	16,329,310	(18,621,004)	(6,857,811)	6,430,768
NET INCOME/(LOSS)	$17,559,311	$(16,659,779)	$(3,219,634)	$12,349,883
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average units outstanding during the period)	$3,104.44	$(2,746.34)	$(570.41)	$1,966.36
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	5,656.20	6,066.18	5,644.38	6,280.58

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Limited Partners		General Partner		Total
	Amounts*	Units	Amounts*	Units	Amounts*	Units
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$—	—	$170,953,454	5,962.61
Subscriptions	1,229,999	47.00	—	—	1,229,999	47.00
Redemptions	(29,324,323)	(1,105.82)	—	—	(29,324,323)	(1,105.82)
Net income/(loss)	(3,219,634)	—	—	—	(3,219,634)	—
PARTNERS' CAPITAL - September 30, 2025	$139,639,496	4,903.79	$—	—	$139,639,496	4,903.79
PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610.48	$—	—	$178,675,249	6,610.48
Subscriptions	4,649,999	156.00	—	—	4,649,999	156.00
Redemptions	(23,684,035)	(793.50)	—	—	(23,684,035)	(793.50)
Net income/(loss)	12,349,883	—	—	—	12,349,883	—
PARTNERS' CAPITAL - September 30, 2024	$171,991,096	5,972.98	$—	—	$171,991,096	5,972.98

* Amounts have been rounded to the nearest whole number.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(3,219,634)	$12,349,883
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Purchases of investments in securities	(214,115,341)	(183,853,456)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(3,345,971)	(5,043,321)
Sales/maturities of investments in securities	240,688,726	211,768,711
Net change in unrealized trading (appreciation)/depreciation on investments in securities	47,454	51,957
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	1,143,227	(3,291,519)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(1,056,046)	(15,479)
(Increase)/decrease in interest receivable	9,735	(50,165)
(Increase)/decrease in net premiums paid on credit default swap agreements	(2,370,587)	(3,575,960)
Increase/(decrease) in net premiums received on credit default swap agreements	(475,986)	787,690
Increase/(decrease) in due to brokers	1,134,600	—
Increase/(decrease) in collateral balances – due to broker	5,085,570	—
Increase/(decrease) in accrued expenses and other liabilities	(142,076)	(15,840)
Net cash provided by/(used in) operating activities	23,383,671	29,112,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,229,999	4,649,999
Payments on redemptions (net of change in redemptions payable)	(22,192,066)	(25,236,150)
Net cash provided by/(used in) financing activities	(20,962,067)	(20,586,151)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,421,604	8,526,350
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	36,618,643	38,521,608
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$39,040,247	$47,047,958
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$224,417	$135,458

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2025, and the results of its operations for the three and nine month periods ended September 30, 2025 and 2024. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as at December 31, 2024.

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

Due from Brokers —Due from brokers may consist of balances due from BNP Paribas ("BNP"), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC ("HSBC") and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at September 30, 2025. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of cash and cash equivalents and restricted cash is described in the table below.

	September 30, 2025	December 31, 2024	September 30, 2024
As at September 30, 2025, December 31, 2024 and September 30, 2024, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$8,818,989	$11,248,590	$13,784,019
Restricted cash	30,221,258	25,370,053	33,263,939
Total cash and cash equivalents and restricted cash	$39,040,247	$36,618,643	$47,047,958

Due to Brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at September 30, 2025. The amount included in due to brokers in the Statements of Financial Condition is $1,134,600 and $Nil as at September 30, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at September 30, 2025 and December 31, 2024, the Trading Company maintains cash balances with The Bank of New York Mellon. As at September 30, 2025 and December 31, 2024, the Trading Company held foreign cash balances of $14,629 and $1,014,194 with a cost of $12,460 and $1,014,194, respectively, which are included in cash and cash equivalents. As at September 30, 2025 and December 31, 2024, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in Securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2025 and 2024. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Net Income/(Loss) Per Unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2025 and 2024.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended September 30, 2024.

Segment Reporting — In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Trading Company has determined that it has a single operating and reporting segment. As a result, the Trading Company's segment accounting policies are the same as described herein and the Trading Company does not have any intra-segment sales and transfers of assets.

Comparative Information — Certain prior period figures in the financial statements have been reclassified to conform with the current period presentation.

The Trading Company identified and corrected an over-accrued amount for professional fees which resulted in a credit of $195,125 recorded in the quarter ended September 30, 2025. The amount of the correction was determined to be immaterial. Without consideration of this correction, the ratio of expense to average partners’ capital would have been 0.74% and 0.78% for the three and nine months ended September 30, 2025, respectively.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2025 and December 31, 2024.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2025 and 2024.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs

•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at September 30, 2025 and December 31, 2024, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at September 30, 2025 and December 31, 2024, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements*
Investments	As at September 30, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$93,683,436	$—	$93,683,436	$—
Futures contracts	8,343,989	8,343,989	—	—
Forward contracts	5,904,866	—	5,904,866	—
Swap agreements**	332,241	—	332,241	—
Total Assets	108,264,532	8,343,989	99,920,543	—
Liabilities
Futures contracts	(1,289,301)	(1,289,301)	—	—
Forward contracts	(2,540,524)	—	(2,540,524)	—
Swap agreements**	(38,115)	—	(38,115)	—
Total Liabilities	(3,867,940)	(1,289,301)	(2,578,639)	—
Net Fair Value	$104,396,592	$7,054,688	$97,341,904	$—

	Fair Value Measurements*
Investments	As at December 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,958,598	$—	$116,958,598	$—
Futures contracts	5,255,569	5,255,569	—	—
Forward contracts	18,599,021	—	18,599,021	—
Swap agreements**	1,412	—	1,412	—
Total Assets	140,814,600	5,255,569	135,559,031	—
Liabilities
Futures contracts	(3,878,182)	(3,878,182)	—	—
Forward contracts	(7,418,496)	—	(7,418,496)	—
Swap agreements**	(703,235)	—	(703,235)	—
Total Liabilities	(11,999,913)	(3,878,182)	(8,121,731)	—
Net Fair Value	$128,814,687	$1,377,387	$127,437,300	$—

*Gross unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are included in the tables above. Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at September 30, 2025 or 2024 based on the levels assigned at December 31, 2024 or 2023.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at the period ended September 30, 2025, the Trading Company does not hold any open interest rate swap agreements.

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

As at September 30, 2025 and December 31, 2024, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2025		December 31, 2024
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$131,506	$244,145,500	$(113,555)	$233,764,250
101-250	—	—	—	—
251-350	200,735	85,221,500	(537,573)	61,075,500
351-450	—	—	—	—
450+	—	—	—	—
Total	$332,241	$329,367,000	$(651,128)	$294,839,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at September 30, 2025 and December 31, 2024, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and nine months ended September 30, 2025 and 2024, the Trading Company traded the following derivative contracts:

	For the three months ended September 30,		For the nine months ended September 30,
Number of contracts traded/settled	2025	2024	2025	2024
Exchange-traded futures contracts	19,766	26,436	71,153	55,626
Forward contracts	20,783	61,688	75,096	134,531
Swap agreements	260	180	807	661

As at September 30, 2025 and December 31, 2024, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	September 30, 2025	December 31, 2024
Exchange-traded futures contracts	$1,701,310,407	$1,831,013,820
Commodity forwards	$200	$125
Forward contracts	$784,608,411	$2,052,749,878
Swap agreements	$349,367,000	$350,915,250

The trading activity of open future, forward and swap contracts as at September 30, 2025, December 31, 2024 and September 30, 2024 is indicative of the trading activity throughout the respective periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at September 30, 2025 and December 31, 2024, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at September 30, 2025 and December 31, 2024, may differ from the net liability amounts recorded as at September 30, 2025 and December 31, 2024, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at September 30, 2025 and December 31, 2024, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	September 30, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$5,718,077	Gross unrealized trading depreciation on open forward contracts	$(2,524,792)
Metals		186,789		(15,732)
Total open forward contracts		5,904,866		(2,540,524)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,986,140	Gross unrealized trading depreciation on open futures contracts	(56,390)
Currencies		13,789		—
Energy		226,542		(365,669)
Indices		1,785,458		(107,428)
Interest rates		707,688		(759,814)
Metals		3,624,372		—
Total open futures contracts		8,343,989		(1,289,301)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	332,241	Gross unrealized trading depreciation on open swap agreements	(38,115)
Total open swap agreements		332,241		(38,115)
Total Derivatives		$14,581,096		$(3,867,940)

	December 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$18,320,534	Gross unrealized trading depreciation on open forward contracts	$(7,193,717)
Metals		278,487		(224,779)
Total open forward contracts		18,599,021		(7,418,496)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	2,523,803	Gross unrealized trading depreciation on open futures contracts	(881,669)
Currencies		227,263		—
Energy		153,874		(585,309)
Indices		253,961		(1,487,792)
Interest rates		1,756,020		(720,227)
Metals		340,648		(203,185)
Total open futures contracts		5,255,569		(3,878,182)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	1,412	Gross unrealized trading depreciation on open swap agreements	(703,235)
Total open swap agreements		1,412		(703,235)
Total Derivatives		$23,856,002		$(11,999,913)

* Net cumulative unrealized appreciation/ (depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives*	derivatives*	derivatives*	derivatives*
Forward contracts
Currencies	$(381,804)	$(8,903,006)	$(2,259,011)	$(6,439,889)
Metals	(469,863)	91,055	(1,239,843)	(2,089,378)
Net realized trading gains/(losses) on closed contracts/agreements	$(851,667)	$(8,811,951)	$(3,498,854)	$(8,529,267)
Currencies	$738,355	$(2,943,985)	$(7,933,532)	$2,330,034
Metals	629,551	(1,190,591)	117,349	(543,824)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$1,367,906	$(4,134,576)	$(7,816,183)	$1,786,210
Futures contracts
Agricultural	$2,079,734	$1,940,345	$1,168,297	$6,881,215
Currencies	(61,990)	(3,026)	22,976	1,200
Energy	(16,805)	(326,097)	(4,317,474)	(3,443,307)
Indices	8,774,413	(6,496,789)	3,000,983	4,222,239
Interest rates	(1,551,002)	(6,812,588)	(7,859,017)	(3,673,337)
Metals	785,059	(1,964,573)	3,408,728	3,599,472
Net realized trading gains/(losses) on closed contracts/agreements	$10,009,409	$(13,662,728)	$(4,575,507)	$7,587,482
Agricultural	$(258,215)	$(768,968)	$287,616	$176,837
Currencies	(138,235)	(55,134)	(213,474)	14,245
Energy	364,229	(609,902)	292,308	(373,209)
Indices	536,192	2,141,253	2,911,862	1,329,772
Interest rates	(36,480)	3,529,229	(1,087,920)	351,157
Metals	3,492,708	3,142,048	3,486,909	2,687,621
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$3,960,199	$7,378,526	$5,677,301	$4,186,423
Swap agreements
Credit default swaps	$2,265,392	$(120,738)	$1,561,012	$3,951,583
Net realized trading gains/(losses) on closed contracts/agreements	$2,265,392	$(120,738)	$1,561,012	$3,951,583
Credit default swaps	$(309,379)	$268,662	$995,655	$(2,681,114)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(309,379)	$268,662	$995,655	$(2,681,114)

*Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at September 30, 2025 and December 31, 2024, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at September 30, 2025
Open futures contracts
Bank of America Merrill Lynch	$5,877,975	$(415,814)	$5,462,161	$—	$—	$5,462,161
Goldman Sachs	933,807	(173,326)	760,481	—	—	760,481
J.P.Morgan Chase	1,532,207	(700,161)	832,046	—	—	832,046
Total open futures contracts	$8,343,989	$(1,289,301)	$7,054,688	$—	$—	$7,054,688
Open forward contracts
BNP Paribas	$504,631	$(146,350)	$358,281	$—	$—	$358,281
BNY Mellon	9,063	(599)	8,464	—	—	8,464
Citigroup	1,403,763	(552,204)	851,559	—	—	851,559
HSBC	2,392,752	(1,332,991)	1,059,761	—	—	1,059,761
J.P.Morgan Chase	186,789	(15,732)	171,057	—	—	171,057
Natwest f/k/a Royal Bank of Scotland	1,407,868	(492,648)	915,220	—	—	915,220
Total open forward contracts	$5,904,866	$(2,540,524)	$3,364,342	$—	$—	$3,364,342
Open swap agreements
Barclays	$77,337	$—	$77,337	$—	$—	$77,337
Goldman Sachs	147,837	—	147,837			$147,837
J.P.Morgan Chase	107,067	(38,115)	68,952	—	—	68,952
Total open swap agreements	$332,241	$(38,115)	$294,126	$—	$—	$294,126
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$3,010,620	$(1,853,245)	$1,157,375	$—	$—	$1,157,375
Goldman Sachs	192,543	(192,543)	—	—	—	—
J.P.Morgan Chase	2,052,406	(905,673)	1,146,733	—	—	1,146,733
Total open futures contracts	$5,255,569	$(2,951,461)	$2,304,108	$—	$—	$2,304,108
Open forward contracts
BNP Paribas	$151,311	$(151,311)	$—	$—	$—	$—
BNY Mellon	42,871	—	42,871			42,871
Citigroup	2,818,627	(1,147,156)	1,671,471	—	—	1,671,471
HSBC	13,029,081	(3,889,022)	9,140,059	—	—	9,140,059
J.P. Morgan Chase	278,487	(224,779)	53,708	—	—	53,708
Natwest f/k/a Royal Bank of Scotland	2,278,644	(1,976,446)	302,198	—	—	302,198
Total open forward contracts	$18,599,021	$(7,388,714)	$11,210,307	$—	$—	$11,210,307
Open swap agreements
Goldman Sachs	$1,412	$(1,412)	$—	$—	$—	$—
Total open swap agreements	$1,412	$(1,412)	$—	$—	$—	$—

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at September 30, 2025
Open futures contracts
Bank of America Merrill Lynch	$415,814	$(415,814)	$—	$—	$—	$—
Goldman Sachs	173,326	(173,326)	—	—	—	—
J.P. Morgan Chase	700,161	(700,161)	—	—	—	—
Total open futures contracts	$1,289,301	$(1,289,301)	$—	$—	$—	$—
Open forward contracts
BNP Paribas	$146,350	$(146,350)	$—	$—	$—	$—
BNY Mellon	599	(599)	—	—	—	—
Citigroup	552,204	(552,204)	—	—	—	—
HSBC	1,332,991	(1,332,991)	—	—	—	—
J.P. Morgan Chase	15,732	(15,732)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	492,648	(492,648)	—	—	—	—
Total open forward contracts	$2,540,524	$(2,540,524)	$—	$—	$—	$—
Open swap agreements
J.P. Morgan Chase	38,115	(38,115)	—	—	—	—
Total open swap agreements	$38,115	$(38,115)	$—	$—	$—	$—
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,853,245	$(1,853,245)	$—	$—	$—	$—
Goldman Sachs	1,119,264	(192,543)	926,721	—	(926,721)	—
J.P. Morgan Chase	905,673	(905,673)	—	—	—	—
Total open futures contracts	$3,878,182	$(2,951,461)	$926,721	$—	$(926,721)	$—
Open forward contracts
BNP Paribas	$181,093	$(151,311)	$29,782	$—	$(29,782)	$—
Citigroup	1,147,156	(1,147,156)	—	—	—	—
HSBC	3,889,022	(3,889,022)	—	—	—	—
J.P. Morgan Chase	224,779	(224,779)	—	—	—	—
Natwest f/k/a Royal Bank of Scotland	1,976,446	(1,976,446)	—	—	—	—
Total open forward contracts	$7,418,496	$(7,388,714)	$29,782	—	$(29,782)	$—

Open swap agreements
Barclays	$113,489	$—	$113,489	$—	$(113,489)	$—
Goldman Sachs	244,921	(1,412)	243,509	—	(243,509)	—
J.P. Morgan Chase	344,825	—	344,825	—	(344,825)	—
Total Open swap agreements	$703,235	$(1,412)	$701,823	—	$(701,823)	$—

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Per unit operating performance:
Beginning net asset value	$25,123.99	$31,541.43	$28,670.91	$27,029.09
Income/(loss) from investment operations:
Net investment income/(loss)	233.24	324.39	651.13	945.77
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	3,118.60	(3,070.97)	(846.21)	819.99
Total income/(loss) from investment operations	3,351.84	(2,746.58)	(195.08)	1,765.76
Ending net asset value	$28,475.83	$28,794.85	$28,475.83	$28,794.85
Ratios to average partners' capital[1]:
Expenses	0.17%	0.72%	0.61%	0.77%
Net investment income/(loss)	3.59%	4.41%	3.30%	4.26%
Total return[2]	13.34%	(8.71)%	(0.68)%	6.53%

1 Ratios have been annualized.

2 Total return is for the period indicated and has not been annualized.

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8. SEGMENT REPORTING

The Trading Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements. The chief operating decision maker (“CODM”) is comprised of the Trading Company’s chief executive officer, co-presidents and chief financial officer and assesses the performance and makes operating decisions of the Trading Company primarily based on the Trading Company’s net investment income/(loss) ("NII") and net increase (decrease) in net assets resulting from operations (“net income/(loss)”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income/(loss) as key metrics in determining the amount to be distributed to the Trading Company’s shareholders. As the Trading Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

9. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2025, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of $100,000, and limited partner redemptions of $4,771,318.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2025. The Partnership’s capitalization was $ 59,759,232 as of September 30, 2025. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,661,450.08	2.78%
Bonds	$1,094,768.10	1.83%
Credit	$4,610,243.62	7.71%
Currencies	$4,349,494.09	7.28%
Energy	$1,090,346.64	1.82%
Interest rates	$1,192,051.13	1.99%
Metals	$1,374,286.39	2.30%
Stock indices	$3,977,544.40	6.66%
Total*	$19,350,184.45	32.38%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2025:

30-September-25
Ending Equity	$59,759,232

Nine months ended September 30, 2025:

Net assets decreased $16,502,259 for the nine months ended September 30, 2025. This decrease was attributable to subscriptions in the amount of $ 62,121, redemptions in the amount of $ 12,442,397 and a net loss from operations of $ 4,121,983.

Management Fees of $ 1,415,966 and servicing fees of $ 473,257 were paid or accrued, and interest of $ 1,876,284 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2025.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2025 were $ 849,992.

Three months ended September 30, 2025:

Net assets increased $ 644,051 for the three months ended September 30, 2025. This increase was attributable to subscriptions in the amount of $ 62,121, redemptions in the amount of $ 6,034,174 and a net gain from operations of $ 6,616,104.

Management Fees of $ 447,494 and servicing fees of $ 149,597 were paid or accrued, and interest of $ 552,538 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2025.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2025 were $ 322,011.

In July, performance was negative for the month, with losses in FX and fixed income outweighing gains in stocks and commodities. A broad-based short dollar position generated losses. As the dollar strengthened against most developed and emerging market currencies, long positions in the Great British pound, the Singapore dollar, and the Euro led declines, compounded by losses in Latin American-dollar crosses. A short Japanese yen position, however, generated gains. In fixed income, Long Euribor and SONIA positions led declines in rates trading, while long Swedish swaps and Italian government bonds (BTPs) also detracted. Long exposure to stock indices generated gains. Positions in the FTSE and Asian indices led contributions, boosted by US indices amid major trade announcements. Decreases in a long position in the Euro STOXX index coincided with investors uncertain on the value of the US-European trade deal. Commodities trading was beneficial, as gains in energies and agricultural outweighed metal losses. In energies, a short US natural gas position and long positions across the rallying oil complex were profitable. Long cattle positions gained as prices rose amid sustained demand and reduced supply. The primary detractor was a long copper position, during a period when copper was excluded from tariffs and the price premium on US futures decreased.

In August, performance was positive for the month, with gains from equities, fixed income, commodities and credit. In equities, gains were geographically diversified, led by long positions in the FTSE China A50 and Canada’s S&P/TSX 60 indices. Positions in the S&P/ASX 200 and TOPIX indices also generated gains. Credit performance was muted, as marginal gains from long US credit risk were largely offset by European exposure. Fixed income trading was accretive, as mixed positioning across the curve proved beneficial. At the short end, SOFR led gains amid investors appearing to position for more immediate US rate cuts. At the longer end, German government bonds and US mortgage-backed securities (MBS) generated gains. Long SONIA and Australian inflation-linked government bonds detracted from performance. Commodities were bifurcated, with gains from metals and agricultural offsetting losses in energies. Long exposure across the precious metals complex gained, led by silver and gold. In agricultural, gains from long cattle contracts were offset by coffee, where the Partnership changed its positioning from short to long. In energies, gains from short US natural gas positions were offset by longs across the oil complex.

In September, performance was positive for the month, with gains from equities, commodities and currencies outweighing losses in fixed income. Equities drove performance as broad-based long positioning benefitted the Partnership. A long position in the MSCI Emerging Markets index led the way, closely followed by Asia-Pacific indices. Positions in the Korean KOSPI, FTSE Taiwan and Hang Seng indices generated gains. Commodity gains were driven by metals, primarily long precious metals exposure, amid US rate cut expectations, a potential government shutdown, and geopolitical tensions. In commodities, gold led the performance charts. Trading in agricultural also proved accretive, led by a short position in wheat. Gains were partially offset, however, by detractors in energies, namely a short European energy position. In currencies, the Partnership’s short positioning against the dollar was beneficial, particularly in Latin American-dollar crosses. Amid policy uncertainty, long positions in the Brazilin real and Mexican peso led gains. Short exposure to the Indian rupee and Japanese yen against the dollar further added to gains. Fixed income was the only asset class to detract for the month. Losses were led by a long SOFR position. Elsewhere, losses were muted but broad-based as mixed positioning struggled. Long Australian bonds detracted alongside short positions in Gilts.

Three months ended June 30, 2025:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2025. As of September 30, 2025, the Partnership’s average quarter-end capitalization was $ 61,298,765.

Quarter-Ended September 30, 2025
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,555,834.07	2.54%	$1,779,558.06	$1,226,494.07
Bonds	$984,785.20	1.61%	$1,111,904.43	$747,683.06
Credit	$3,166,343.25	5.17%	$4,610,243.62	$1,866,127.92
Currencies	$3,758,820.73	6.13%	$4,349,494.09	$3,228,697.22
Energies	$854,362.12	1.39%	$1,090,346.64	$523,284.70
Interest rates	$1,104,896.68	1.80%	$1,454,302.79	$668,336.11
Metals	$1,169,214.80	1.91%	$1,374,286.39	$882,734.01
Stock indices	$3,262,184.61	5.32%	$3,977,544.40	$2,540,263.08
Total*	$15,856,441.46	25.87%	$19,747,680.42	$11,683,620.17

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2025. Average capitalization is the Partnership’s average quarter-end capitalization for the nine months ended September 30, 2025.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2025, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, the United States, Japan, Italy and the United Kingdom. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2025 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Brazilian Real, Israeli Shekel, Norwegian Krone and Mexican Peso

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of September 30, 2025, the Partnership’s primary exposures were in the H-Shares index, S&P 500 index, Hang Seng index, Taiwan MSCI index and Nikkei index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2025, the Partnership’s primary metals market exposures were in Gold, Platinum, Silver and Copper.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, Wheat, Sugar and Corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2025.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2025, the main exposures were in US Natural Gas, Gasoline, Gas Oil and Carbon Emissions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2025.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended September 30, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Subscription (first business day)	Amount Subscribed:	Amount Subscribed:	Amount Subscribed:
July 2025	$—	$62,121	$—
August 2025	$—	$—	$—
September 2025	$—	$—	$—
TOTAL	$—	$62,121	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2025:

	Class A-1 Units	Class A-2 Units	Class B-1 Units
Date of Redemption: (last business day)	Amount Redeemed:	Amount Redeemed:	Amount Redeemed:
July 2025	$158,158	$—	$465,281
August 2025	$2,516,784	$—	$306,842
September 2025	$1,038,737	$188,395	$1,359,977
TOTAL	$3,713,679	$188,395	$2,132,100

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2025.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond

President and Principal Executive Officer

By:	/s/ Mark Bilancieri

Principal Financial Officer