Form 10-K
period 2025-12-31
MAN AHL DIVERSIFIED I LP
filed 2026-03-31
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2025

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

Tariffs and “Trade Wars”. The imposition of substantial tariffs by the United States on other nations, along with retaliatory measures by such other nations, has created a period of increased economic volatility. The future of the trading relationships between the United States and such other nations is uncertain, and the failure of those countries to resolve their current disputes could have materially adverse effects on the global economy. This, and/or future downturns in the global economy, significant introductions of barriers to trade or even bilateral trade frictions between the United States and its trading partners or countries representing key export markets could adversely affect the financial performance of the Partnership.

General Economic and Market Conditions. The success of the Partnership’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, market disruptions and recessionary concerns. These factors may affect the level and volatility of the prices and liquidity of the Partnership’s investments. Volatility or illiquidity could impair the Partnership’s profitability or result in losses. The Partnership may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. It is important to understand that the Partnership can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Partnership will not suffer material adverse effects from broad and rapid changes in market conditions.

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

Item 3. Legal Proceedings.

The General Partner is not aware of any pending material legal proceedings to which either the Partnership is a party or to which any of its assets are subject. In addition there are no pending material legal proceedings involving either the General Partner or Trading Advisor.

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

(b)
Holders.

As of December 31, 2025, there were 179 holders of Class A-1 Units, 15 holders of Class A-2 Units and 209 holders of Class B-1 Units.

(c)
Dividends.

No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership may admit additional Limited Partners to the Partnership and permit additional capital contributions to be made to the Partnership as of the first business day of any calendar month or at such other times as the General Partner may determine. There were no underwriting discounts or commissions in connection with the sales of the Units described below. The following table summarizes the amount subscribed during the three months ended December 31, 2025:

Date of Subscription:	Class A-1 Amount Subscribed:	Class A-2 Amount Subscribed:	Class B-1 Amount Subscribed:
(last business day)
October 2025	$—	$—	$—
November 2025	$—	$—	$—
December 2025	$—	$—	$—
Total	$—	$—	$—
(f)
Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount redeemed during three months ended December 31, 2025:

Date of Redemption:	Class A-1 Amount Redeemed:	Class A-2 Amount Redeemed:	Class B-1 Amount Redeemed:
(last business day)
October 2025	$1,838,688	$—	$72,113
November 2025	$156,888	$—	$246,289
December 2025	$790,090	$—	$30,000
Total	$2,785,666	$—	$348,402

Each of the amounts redeemed from the Partnership as of the last business day of October 2025, November 2025, and December 2025 was determined based on redemption requests received from Limited Partners in respect of the redeemed Units.

Item 6. Selected Financial Data.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity and Capital Resources

Units may be offered for sale as of the first business day and may be redeemed as of the last business day, of each month.

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

During its operations through December 31, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets in which it trades.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of December 31, 2025. The Partnership’s capitalization was $62,682,568 as of December 31, 2025. Also see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Fiscal Year 2025
Market Sector	Margin Allocation as of December 31st	% of Capitalization as of December 31st
Agricultural	$1,304,008.13	2.08%
Bonds	$1,396,091.69	2.23%
Credit	$4,637,607.48	7.40%
Currencies	$5,466,054.79	8.72%
Energy	$1,065,964.88	1.70%
Interest rates	$1,409,309.06	2.25%
Metals	$1,310,692.39	2.09%
Stock indices	$3,678,174.54	5.87%
Total*	$20,267,902.96	32.34%

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

	2025	2024
	31-Dec-25	31-Dec-24
Ending Equity	$62,682,568	$76,261,491

2025

Partner’s capital decreased $ 13,578,923 for the year ended December 31, 2025. This decrease was attributable to subscriptions in the amount of $ 62,121, redemptions in the amount of $ 15,576,466 and net gain from operations of $ 1,935,422.

For the year ended December 31, 2025, the Partnership accrued or paid total expenses of $ 3,655,083, including $ 627,335 in servicing fees, $ 1,876,839 in General Partner administrative fees and Trading Advisor management fees, and $ 1,150,909 in other expenses. Interest of $ 2,399,641 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalents and broker balances.

The Net Asset Value of a Class A-1 Unit increased by $ 265.17 to $ 5,134.05. The Net Asset Value of a Class B-1 Unit increased by $ 265.16 to $ 5,133.83. The Net Asset Value of Class A-2 Unit increased by $ 401.96 to $ 6,333.74.

In January, the Partnership’s equities trading was positive. A long position in the FTSE Taiwan Index caused minor losses on the month overall, but there were significant gains from long positions in European indices such as Germany’s DAX Index and FTSE Italia All Share Index. In February, the Partnership’s equities trading was positive. Trading in risk assets finished the month in the black, but there was considerable dispersion. Technology stocks experienced another month of volatility, leading to losses from the Partnership’s longs in both the S&P 500 and Nasdaq 100 indices. Europe’s equities proved far more resilient, where the Partnership’s long position in the FTSE Italia All-Share Index performed positively. In March, the Partnership’s equities trading was negative. The Partnership’s equity positions, many of which had transitioned from long to short by the end of the month, posted losses. Within indices, the worst performers were Sweden’s OMX Stockholm 30 and India’s Nifty, while long positions in South Africa’s All Share and the Hang Seng generated offsetting gains. In April, the Partnership’s equities trading was negative. The Partnership’s positions in the Swiss Market Index and the Hang Seng indices produced losses, while a short position in the Russell 2000 Index generated a small offsetting gain. In May, the Partnership’s equities trading was positive. In a similar vein to earlier in the year, longs across Europe led gains, notably in FTSE Italia and DAX indices. In June, the Partnership’s equities trading was positive. June saw risk assets advance with both the S&P 500 and Korean KOPSI indices hitting all-time highs leading to gains in long Korean KOPSI. Gains in stocks were led by long KOPSI. The Partnership’s long positions in MSCI EM and U.S. indices extended gains. In July, the Partnership’s equities trading was positive. Long exposure to stock indices generated gains. Positions in the FTSE and Asian indices led contributions, boosted by U.S. indices amid major trade announcements. Decreases in a long position in the Euro STOXX index coincided with investors uncertain on the value of the U.S.-European trade deal. In August, the Partnership’s equities trading was positive. Gains were geographically diversified, led by long positions in the FTSE China A50 and Canada’s S&P/TSX 60 indices. Positions in the S&P/ASX 200 and TOPIX indices also generated gains. In September, the Partnership’s equities trading was positive. Equities drove performance as broad-based long positioning benefited the Partnership. A long position in the MSCI Emerging Markets index led the way, closely followed by Asia-Pacific indices. Positions in the Korean KOPSI, FTSE Taiwan and Hang Seng indices generated gains. In October, equities trading was positive, driven by long positioning in the Asia-Pacific markets. The top performer was a long KOSPI position, coinciding with the index hitting record highs to become the best-performing global equity benchmark year-to-date. Long Nikkei and FTSE Taiwan indices positions also added. In November, equities trading was negative amid intra-month volatility. Long Nasdaq and Nikkei positions led declines. Long positions in the Swiss Market Index and S&P/TSX 60 Index provided small offsetting gains. In December, a broad-based long position across global equity markets generated gains, particularly in European and Asian-Pacific regions. Long Swiss Market Index and Swedish OMX Stockholm 30 indices led gains in Europe, while long KOSPI and FTSE Taiwan indices positions drove gains in Asia-Pacific. Gains more than offset minor losses from a long position in the Nasdaq Index.

In January, the Partnership’s credit trading was positive. The Partnership’s gains were made primarily in European investment-grade and high-yield indices. In February, the Partnership’s credit trading was positive. The Partnership had a loss from a long credit position in U.S. high yield which was more than offset by a gain from similar positioning in European high yield. In March, the Partnership’s credit trading was negative. In April, the Partnership’s credit trading was also negative. Long credit positions generated losses. In May, the Partnership’s credit trading turned positive. The Partnership’s net long positioning was profitable. In June, the Partnership’s credit trading was positive. Gains were compounded by high yield credit exposure in both the U.S. and Europe. In August, the Partnership’s credit trading was muted, as marginal gains from long U.S. credit risk were largely offset by European exposure. In October, credit trading was flat. In November, credit trading was marginally positive, with short (long credit risk) positions in European and U.S. investment grade and high yield credit default swap indices adding small gains. In December, long credit risk (short credit default swap) exposure in European high-yield and investment grade credit default swap indices generated gains.

In January, the Partnership’s commodities trading was positive. Within commodities, agricultural were profitable while returns from trading metals and energies were more muted. The Partnership’s long positions in coffee and live cattle were profitable. Within metals, gains from long gold positions were offset by losses trading copper. Energies trading was also flat overall, with profits from long positions in European Union Allowance Carbon Emissions offset by losses from trading crude oil. In February, the Partnership experienced losses across all three commodity sub-sectors. The Partnership’s long position in cocoa fell amid softening prices, reversing recent trends. The Partnership’s long positions in U.S. natural gas generated gains, but its metals trading generated losses, mainly resulting from longs in platinum and silver. In March, the Partnership’s commodities trading was positive, driven by metals where gold had its largest quarterly rise since 1986 and a long silver position was also a top performer for the Partnership. Comparatively, the Partnership experienced some losses as oil prices continued to fluctuate, though a long U.S. natural gas was also a top performer for the Partnership. Long positions in live and feeder cattle, however, helped generate gains for the Partnership’s agricultural trading, coinciding with new price highs. In April, the Partnership’s commodities trading was negative. Within commodities, the main driver of negative performance was in metals, but there was dispersion. A long gold position was profitable. A long silver position on the other hand, was unprofitable. Within energies, U.S. natural gas generated a loss, and in agricultural, profits from trading wheat were offset by losses from soybeans. In May, the Partnership’s commodities trading was negative. Commodities trading proved challenging as all sleeves ended in the red, and energies led losses. Long coffee drove agricultural to losses. Gains from longs in livestock were only able to partially offset. Metals compounded losses, with long precious the primary detractors. In June, the Partnership’s commodities trading was positive. Commodities were mixed, with gains from agricultural and metals trading offsetting losses from energies. Shorts in sugar and corn proved profitable, with sugar prices falling. Long platinum and silver pushed metals into the black but were countered by losses from long exposure across the oil complex. In July, the Partnership’s commodities trading was positive, as gains in energies and agricultural outweighed metal losses. In energies, a short U.S. natural gas position and long positions across the oil complex were profitable. Long cattle positions gained as prices rose amid sustained demand and reduced supply. The primary detractor was a long copper position, during a period when copper was excluded from tariffs and the price premium on U.S. futures decreased. In August, the Partnership’s commodities trading was positive. Commodities were bifurcated, with gains from metals and agricultural offsetting losses in energies. Long exposure across the precious metals complex gained, led by silver and gold. In agricultural, gains from long cattle contracts were offset by coffee, where the Partnership changed its positioning from short to long. In energies, gains from short U.S. natural gas positions were offset by longs across the oil complex. In September, the Partnership’s commodities trading was positive. Gains were driven by metals, primarily long precious metals exposure, amid U.S. rate cut expectations, a potential government shutdown, and geopolitical tensions. In commodities, gold led the performance charts. Trading in agricultural also proved accretive, led by a short position in wheat. Gains were partially offset, however, by detractors in energies, namely a short European energy position. In October, commodity performance was mixed, as profits from precious metals were offset by losses in energies and agricultural. A long gold position led gains. In energies, a short U.S. natural gas position declined as prices increased. In agricultural, short soymeal and wheat positions drove losses, which were partially offset by a short sugar position. In November commodities, metals and energies trading added to gains, with agricultural trading mostly flat. In metals, long positions across the precious complex drove profits. In energies, long European carbon emissions and short Dutch and United Kingdom natural gas led gains. Agricultural were muted as a profitable short cocoa position was offset by a short sugar position. In December, commodities gained as profits from metals trading offset losses from agricultural and energies. Long precious metals exposure drove gains, with platinum and silver leading the way, and copper further adding gains. Trading in long coffee and short U.S. natural gas positions proved challenging.

In January, the Partnership’s currencies trading was negative. A long U.S. dollar position stumbled mid-month amid underlying tariff uncertainties, and crosses against the Brazilian real and Japanese yen were the worst affected. A long U.S. dollar position against the Canadian dollar, however, benefited the Partnership over the course of the month. In February, the Partnership’s currencies trading was negative. The Partnership experienced losses in currency pairs such as the Swedish krona and Chilean peso, but the greatest loss was seen for the Japanese yen, which rose against the U.S. dollar, coinciding with strong economic data. However, the Partnership generated a gain from a short position in the New Taiwanese dollar. In March, the Partnership’s FX trading was negative. The Partnership’s short positions against the U.S. dollar, such as the Indian rupee and Swiss franc, experienced losses, while offsetting gains were seen in the Partnership’s positions in the Polish zloty and Brazilian real that were long or moved to long against the U.S. dollar early in the month. In April, the Partnership’s currencies trading was negative. The U.S. dollar trade-weighted index fell. Emerging market currencies fell relative to the U.S. dollar. Losses were incurred in the South African rand and Brazilian real. U.S. dollar positions against the Swedish krona and Indian rupee generated small offsetting gains. In May, the Partnership’s FX trading was negative. In June, the Partnership’s FX trading was positive. The Partnership’s broad-based short U.S. dollar exposure contributed to gains as well as a host of Latin American-U.S. dollar crosses, in particular the Brazilian Real and Mexican Peso against the U.S. dollar. Long Euro further added, along with gains from other emerging market and developed market U.S. dollar crosses. In July, the Partnership’s FX trading was negative. A broad-based short U.S. dollar position generated losses. As the U.S. dollar strengthened against most developed and emerging market currencies, long positions in the Great British pound, the Singapore dollar, and the Euro led declines, compounded by losses in Latin American-U.S. dollar crosses. A short Japanese yen position, however, generated gains. In September, the Partnership’s FX trading was positive. The Partnership’s short positioning against the U.S. dollar was beneficial, particularly in Latin American-U.S. dollar crosses. Amid policy uncertainty, long positions in the Brazilian real and Mexican peso led gains. Short exposure to the Indian rupee and Japanese yen against the dollar further added to gains. In October, FX trading was positive and benefited from exposure to Asian-Pacific regions, notably a short position in the Japanese yen versus the U.S. dollar. A short position in the New Taiwan dollar further contributed; however, these gains were partially offset by long positions in the Mexican dollar and Norwegian krone as the U.S. dollar rebounded. In November, currencies trading was positive as the Partnership built a net long U.S. dollar position. The top performer was a short Japanese yen position, which depreciated against the U.S. dollar. A short New Taiwanese dollar position further added to the gains. Long exposure in Latin American currencies remained profitable, notably in Mexican dollar, Brazilian real and Columbian peso. In December, FX trading gained as the Partnership built back into its net short U.S. dollar positioning having briefly moved net long the month prior. Long positions in the South African rand, Mexican peso and Chilean peso topped performance charts. Short positions in the Japanese yen and Indian rupee were further accretive.

In January, trading in fixed income generated losses for the Partnership as prices fluctuated with mixed news on inflation. The Partnership’s short positions in both the Sterling Overnight Index Average (SONIA) and Euro Interbank Offered Rate (Euribor) were worst affected, although most positions generated losses. However, a short position in Japanese bonds benefited the Partnership. In February, the Partnership experienced losses in fixed income trading from short positions in U.S. Treasuries across the maturity spectrum. However, a short position in Japanese bonds provided some marginal offsetting gains. In March, the Partnership’s fixed income trading was mostly flat, but there was dispersion in individual positions. Losses were seen in the Partnership’s position on European short-term rates, while offsetting gains were seen in the Partnership’s long position in German bonds. In April, the Partnership’s fixed income trading finished the month in the black, with gains from long positions in short-term rates almost offset by losses from mixed positioning in longer duration trades in the U.S. and Germany. In May, the Partnership’s fixed income trading was negative. Long SONIA and Euribor suffered. Further out the curve, long Korean index positions added to losses. In June, the Partnership’s trading was slightly negative, as long-end exposures contributed to offsetting gains from rates trading. Long Euribor led declines, while shorts in U.S. Treasuries compounded losses. Profits from a long SONIA position provided some relief. In July, the Partnership’s fixed income trading was negative. Long Euribor and SONIA positions led declines in rates trading, while long Swedish swaps and Italian government bonds (BTPs) also detracted. In August, the Partnership’s fixed income trading was positive, as mixed positioning across the curve proved beneficial. At the short end, a position in Secured Overnight Financing Rate (SOFR) led gains amid investors appearing to position for more immediate U.S. rate cuts. At the longer end, German government bonds and U.S. mortgage-backed securities (MBS) generated gains. Long SONIA and Australian inflation-linked government bonds detracted from performance. In September, the Partnership’s fixed income trading was negative. Losses were led by a long SOFR position. Elsewhere, losses were muted but broad-based as mixed positioning struggled. Long Australian bonds detracted alongside short positions in Gilts. In October, fixed income positions across the yield curve generated losses. At the shorter end, long Euribor and SOFR positions decreased, adding to losses from a long position in SONIA. Further out, a short Bunds position decreased amid a decline in German interest rates, while long Australian and U.S. bonds also contributed to declines. In November, fixed income trading was positive as short fixed income positions further out the maturity curve drove profits, led by 3-year Korean and Australian bonds. Short 10-year Japanese bonds further added as yields hit levels last seen in 2008. Rates trading was more muted as a long SOFR position offset losses from a short Euribor position. In December, intertest rates trading was bifurcated with losses from shorter tenors outweighing marginal gains further out the curve. A short SOFR position proved challenging alongside a long SONIA position, although short Japanese bonds helped offset losses as yields hit their highest level since 1999.

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

In January, commodity trading, while largely flat, had some of the Partnership’s worst performing positions, including shorts in natural gas, gold and copper. In February, the Partnership’s commodities trading turned positive, as agricultural delivered strong returns driven by a short position in corn and a long position in cocoa and energies saw gains accrued from a short in natural gas, while metals trading detracted, led by copper. In March, energies trading was positive, driven by a short in US natural gas and long positions in crude oil gold, and cocoa, while shorts in soybeans and corn provided offsetting losses. In April, metals did the best, with long positions in copper and gold generating positive returns. Returns from trading agricultural were more muted, with losses from a short wheat position offset by gains from long coffee. Energies trading generated losses from short US natural gas, long gas oil and short carbon emissions. In May, commodities trading generated losses, with energies doing the worst, as the Partnership’s short in US natural gas was one of the worst performers. Within agricultural, losses stemmed from short positions across the soy complex. Metals trading, however, provided gains through long silver and copper positions. The Partnership’s energies trading was negative in June. Trading in metals struggled with losses seen in copper, and energy trading dipped into the red, driven by losses from a short heating oil position. Agricultural trading, on the other hand, generated gains via short positions in corn and in the soy complex. In July, trading in agricultural generated gains, most notably from short soybeans position, while energies trading was broadly flat, with gains from short US natural gas being offset by losses from long oil positions. Within metals, longs in both silver and copper detracted. In August, commodities trading losses stemmed from metals (notably short aluminum) and energies trading (long oil). Agricultural trading partially offset losses as coffee surged. In September, the Partnership’s metals trading turned positive on the whole, offset by losses from agricultural and energies trading. Trading in commodities was mixed as a declining US dollar and falling rates were positive for longs in precious metals. A short US natural gas position was hurt as prices rose. Within agricultural, returns were quite disparate; a long in coffee was beneficial, while losses were seen in the soy complex. In October, commodities trading was positive, with gains from metals (gold in particular) and agricultural (shorts in soybeans) outweighing losses from energies, principally from the oil complex (including crude and heating oil). In November, positive returns from agricultural, specifically long positions in coffee, failed to offset losses from short positions in US natural gas and long positions in gold and silver. Similarly in December, commodity trading lost out overall, with losses from long positions US natural gas and gold and short positions in wheat and soyameal more than offsetting gains from long cocoa and short platinum positions.

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

The Partnership’s equity trading in January was positive, due to gains from the Australian SPI 200 index. Nasdaq rose 11% after a -33% return in 2022, which did not benefit the Partnership’s short position. Losses were incurred via short in the Korean Kospi. In February, the Partnership’s equity trading was down due to long positions in the Australian SPI 200 and MSCI Emerging Markets indices. The trend continued in March as a long position in the FTSE 100 as well as a short in the Australian SPI 200 detracted from an equity standpoint. In April, the Partnership’s long positions were generally profitable, along with its short positioning in the VIX volatility index, with long positions in MSCI Taiwan and India’s Nifty index generating offsetting losses. In May, the Partnership’s equity trading was profitable, with the Nikkei as the most profitable, and the Partnership’s position in the Taiwan MSCI also performing well. In June, front-end positions had the best returns, including SONIA and SOFR rates. Taiwan’s MSCI performed well, along with longs in Japanese stock indices, while losses were incurred in trading the Hang Seng and H-Shares Index. In July, equity trading incurred gains from longs in the S&P500, Italian and Taiwanese indices, overcoming losses from shorts in the Hang Seng and H-Shares Index. The Partnership’s equity trading registered a loss in August, with shorts in the MSCI Singapore and MSCI EM indices generated a share of such losses. In September, the Taiwan MSCI index suffered a loss, while shorts in the MSCI EM and Hang Seng indices gained. The Partnership began October net short equities, generating gains from a short in the Korean Kospi index. A short in the Korean Kospi benefited when the index fell. In November, gains from the Partnership’s short position in FTSE China A50 were offset by losses in its positions in the Korean Kospi and MSCI EM index. The Partnership ended the year in December with a net long positioning in stocks, bringing in gains as globally stocks finished the year strong.

In January, several of the Partnership’s short positions, such as Italian and Australian government bond futures, flipped to long, incurring losses in the process. In February, the aggregate short position benefited, though the greatest beneficiaries were US instruments at the 3m, 2y, and 5-year points. Canadian bonds and the US 5 year treasury generated losses in fixed income trading in March, as all markets were contributed negatively. In April, the Partnership’s small and varied positions in bonds detracted over the month as well. Losses continued into May as European bonds rallied sharply, leading to losses from a short Italian government bond position. The Partnership incurred positive returns in June with fixed income trading turning in the best performance over the month from shorts. US Treasuries out to the 10-year point performed best, though there were offsetting losses trading French and German bonds. In July, fixed income trading generated losses. Longs in the Italian 10 year bond detracted the most, while shorts in US and Canadian instruments attributed positively. Trading in fixed income was flat in August. Primarily short positions were beneficial in the first half of August, most notably in long-dated US treasuries which remained beneficial overall. Positioning in Italian 10-year government future bonds was long at the start of the month and was hurt by the inflation data in Europe. In September, the Partnership’s short positions in fixed income, particularly in longer-dated US bonds and Italian bonds were profitable. A short in 3-month Sonia was the sole detractor. In October, the Partnership’s bond exposure was short and stable, with Australian bonds topping the table. Short positions in European bonds from Italy and Germany contributed losses. In November, the Partnership’s short positioning in bonds generated losses as market moves went against positioning. Losses were greatest across tenors in US futures, though there were also losses from shorts in Australia and Italy. In December, the Partnership’s aggregate positioning in bonds moved from flat to long as the month progressed, rewarding the Partnership as yields compressed. Italian bonds performed best, while Australian and long-dated US instruments were slower to move from short to long and incurred small losses.

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

In January, the Partnership generated a positive return with gains in commodities. Profits in commodity trading originated mostly from energy and metals, specifically China’s long copper and gold positions. The price of natural gas fell on both sides of the Atlantic, and profited the Partnership. Short positions in coffee and platinum generated small losses. In February, the Partnership suffered losses from commodities. Losses in commodities were driven by metals, most notably longs in precious metals, and gold. Losses from generally short positions in the oil complex led to an overall negative return in energies. Gains were generated in agricultural trading, led by a short in wheat. In March, a silver position generated a loss as it flipped from short to long. Prices of EUA carbon emissions fell, along with risk assets, generating losses for the Partnership’s long position. Sugar trading was beneficial, as prices hit a 10-year high. Trading in commodities was mixed in April. Agricultural, in particular a long position in sugar, were the standout, while volatile oil prices were detrimental to the Partnership’s positions in oil. Trading in metals was positive, with profits generated from a short zinc position, while a long in copper detracted. In May, all sub-components of the Partnership’s commodities trading were beneficial. Prices across the soy complex fell, benefiting the Partnership’s short positioning, while a long sugar position lost out as prices fell. Energies notched up a small gain in aggregate, benefiting from a US natural gas short. Within metals, long precious positions detracted from the Partnership’s returns. In June, the Partnership suffered losses, primarily due to energies. Metals and agricultural trading also experienced difficulties, with copper and soybean prices in particular suffering significant reversals. Gains were accrued from a cocoa long. Commodity markets were mixed in July. Metals trading generated losses, with Aluminum in particular bouncing off a multi-month low. Trading in agricultural was flat, with gains from long cocoa positions offsetting losses from short corn. Energies represented the sole gain as longs in the crude complex generated gains for the Partnership. Commodity trading was difficult in August, as observed in metals, where silver positioning whipsawed, and US natural gas prices were volatile. However, gains were made in agricultural through cocoa longs and wheat shorts. By September, commodity gains were dominated by long oil positions, both Brent and WTI crude. Metals was slightly lower, as losses in aluminum and zinc shorts outweighed gains short nickel positions. Within agricultural, long sugar positions generated a gain while long cocoa lost out. Commodities trading was difficult in all sub-sectors in October. Oil was volatile, leading to losses from long positions. Gold spiked, reversing its multi-month downward trend. In the aggregate, there were losses in agricultural commodities, but the standout positive performer was a long in cocoa. In November, short US natural gas positions profited along with the Partnership’s long position in cocoa, though offsetting losses came from a short position in copper. Commodities trading finished the year in December with losses. Metals were the worst performer, with silver being the worst individual performer. Trading in agricultural was broadly flat.

Credit spreads narrowed over the month of January, benefiting short protection CDS positions in US investment-grade and European higher-yielding indices. There were no offsetting profitable fixed income positions in January. The Partnership generated a positive return with gains from credit. Fixed income prices rallied in January on expectations that central banks may ease their rate-hiking plans. In February, trading in credit suffered losses in US CDS indices overcoming smaller gains in European indices. Risk-on positions in CDS indices were hurt in March, with European and US investment-grade companies in the crosshairs. A decline of 61bp on 13th of March for US 2-year Treasury yields was the largest decline in over 40 years and was detrimental to a short in the instrument and indeed all other tenors of US treasuries traded by the Partnership. Credit trading was slightly positive for the Partnership in April. In May, the Partnership generated a positive return net of fees with gains generated across all asset classes. However, the Partnership’s credit trading was flat for May. In June, the credit trading generated a positive return. Credit spreads tightened, resulting in small gains for the Partnership’s long credit positions. In July, long credit positions in Europe across both investment grade and high-yield names, implemented via short CDS indices, generated losses. July was positive for the Partnership’s risk assets, with key US indices delivering their fifth successive positive month. Long credit positions generated losses in August and September. Credit positions flipped from long to short as October progressed, leading to a loss in aggregate, with European investment-grade and crossover indices suffering most. In November, the Partnership’s credit position migrated from short to long early in the month, and generated net gains, primarily in European investment grade and high-yield indices. The Partnership’s long credit positioning in December generated gains.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category for the year ended December 31, 2025. During 2025, the Partnership’s average quarter-end capitalization was $61,644,716.

Fiscal Year 2025
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,492,877.58	2.42%	$1,779,558.06	$1,226,494.07
Bonds	$1,087,611.82	1.76%	$1,396,091.69	$747,683.06
Credit	$3,534,159.31	5.73%	$4,637,607.48	$1,866,127.92
Currencies	$4,185,629.25	6.79%	$5,466,054.79	$3,228,697.22
Energies	$907,262.81	1.47%	$1,090,346.64	$523,284.70
Interest rates	$1,180,999.77	1.92%	$1,454,302.79	$668,336.11
Metals	$1,204,584.20	1.95%	$1,374,286.39	$882,734.01
Stock indices	$3,366,182.09	5.46%	$3,977,544.40	$2,540,263.08
Total*	$16,959,306.84	27.51%	$21,175,792.24	$11,683,620.17

*Total amount does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2025.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2025, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in Germany, Australia, Japan, United Kingdom and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of December 31, 2025, the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Indian Rupee, Israeli Shekel, Chilean Peso, and Mexican Peso.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of December 31, 2025, the Partnership’s primary exposures were in the Swiss Market index, FTSE Italia All Share index, MSCI EAFE index, and Tokyo Stock Exchange index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of December 31, 2025, the Partnership’s primary metals market exposures were in Gold, Platinum, Silver, and Copper.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, Cocoa, Wheat, and Coffee accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2025.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of December 31, 2025, the main exposures were in in US Natural Gas, Crude Oil, Carbon Emissions, and European Natural Gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2025.

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

Diversification is also a key feature of AHL’s risk management, as well as its investment process. As well as emphasizing sector and market diversification, the AHL Diversified Program has been constructed to achieve diversification by combining various investment strategies. The AHL Diversified Program trades approximately 250 markets and these markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, credits, metals and agricultural. Another important aspect of diversification is the fact that the models generate signals across different timeframes, ranging from two to three days to several months. In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets. Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors. AHL also has a systematic process for adjusting its market risk exposure in real time to reflect changes in the volatility, a measure of risk, of individual markets.

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are listed following this report as Exhibit 13.1 and are incorporated by reference into this Item 8.

Auditor PCAOB ID Number: 34

Auditor Name: Deloitte & Touche LLP

Auditor Location: New York, New York

The following summarized quarterly financial information presents the results of operations for the periods ended March 31, June 30, September 30 and December 31, 2025 and 2024. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2025	2025	2025	2025
Income*	523,357	552,538	614,605	709,141
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	6,449,916	6,982,668	(3,667,969)	(6,573,751)
Expenses**	(915,868)	(919,102)	(824,527)	(995,586)
Net Income/(Loss)	6,057,405	6,616,104	(3,877,891)	(6,860,196)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1***	460.61	444.70	(259.81)	(446.36)
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2***	601.72	622.91	(299.98)	(526.12)
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1***	472.74	464.77	(263.33)	(446.16)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2024	2024	2024	2024
Income*	861,398	1,078,349	1,161,721	1,097,536
Net Realized Gains/ (Losses) and Unrealized Appreciation/ (Depreciation)*	(1,248,004)	(8,849,417)	1,321,413	10,716,605
Expenses**	(1,070,646)	(1,134,947)	(1,392,230)	(1,168,483)
Net Income/(Loss)	(1,457,252)	(8,906,015)	1,090,904	10,645,658
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 1***	(88.36)	(358.61)	64.67	606.03
Net Income/(Loss) Per Unit of Partnership Interest — Class A — Series 2***	(152.44)	(634.09)	92.07	720.20
Net Income/(Loss) Per Unit of Partnership Interest — Class B — Series 1***	(92.81)	(548.52)	65.19	614.20

* Allocated to the Partnership from its investment in the Trading Company. The Trading Company generates revenue from trading of futures, foreign exchange and forward currency contracts.

** Expenses include the Partnership’s allocation of expenses from its investment in the Trading Company in addition to direct expenses of the Partnership.

*** Based on weighted average number of units outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no significant changes in the General Partner’s internal control over financial reporting during the three-month period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2025, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

(a)
Not applicable.
(b)
During the year ended December 31, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

(c)
Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. As of December 31, 2025, the General Partner’s interest in the Partnership was valued at $956,854 which constituted 1.53% of total partners’ capital.

As of December 31, 2025 no director, executive officer or member of the General Partner beneficially owned Units in the Partnership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Partnership paid the General Partner and Trading Advisor aggregate administrative and management fees of $ 1,876,839 for the year ended December 31, 2025. The Partnership paid the Trading Advisor $0 in incentive fees for the year ended December 31, 2025. The Partnership paid Man Investments Inc., an affiliate of the General Partner and Trading Advisor that serves as the lead placement agent for the Partnership, $ 627,335 in servicing fees for the year ended December 31, 2025. The General Partner’s interest in the Partnership incurred net gain of $ 49,422 for the year ended December 31, 2025.

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

Item 14. Principal Accounting Fees and Services.

(1)
Audit Fees

The aggregate fees for professional services provided by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization, the Partnership’s independent registered public accounting firm, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s quarterly reports for the years ended December 31, 2025 and 2024 were approximately $380,500 and $380,500, respectively.

(2)
Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP and other member firms of the global Deloitte & Touche LLP organization for the years ended December 31, 2025 and 2024.

(3)
Tax Fees

The aggregate fees for tax compliance, advice and planning services rendered by Ernst & Young Ltd and other member firms of the global Ernst & Young Ltd organization for the years ended December 31, 2025 and 2024 were $333,345 and $323,209 respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

Signature	Title with General Partner	Date

/s/Gregory Bond	President, Principal Executive Officer	March 30, 2026
Gregory Bond

/s/ Mark Bilancieri	Principal Financial Officer	March 30, 2026
Mark Bilancieri

(Being the President, principal executive officer, the majority of the board of directors, and the principal financial officer of Man Investments (USA) Corp., in its capacity as the General Partner of the Registrant.)

Man Investments (USA) Corp.

General Partner of Registrant

March 30, 2026

By	/s/ Gregory Bond
Gregory Bond
President, Principal Executive Officer

Report of Independent Registered Public Accounting Firm

To the Partners of Man-AHL Diversified I L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified I L.P. (the “Partnership”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations, the changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2026

We have served as the auditor of one or more Man Group Investment Companies since 2023.

MAN-AHL DIVERSIFIED I L.P.

Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified I L.P. for the year ended in December 31, 2025 is accurate and complete.

Nick Shires
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified I L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT DECEMBER 31, 2025 AND 2024

	December 31, 2025		December 31, 2024
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$63,198,317		$76,835,265
Due from Man-AHL Diversified Trading Company L.P.	820,090		893,946
Total assets	$64,018,407		$77,729,211

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$820,090		$893,946
Management fees payable	157,392		191,647
Servicing fees payable	52,621		64,041
Accrued expenses and other liabilities	305,736		318,086
Total liabilities	1,335,839		1,467,720

PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at December 31, 2025 and December 31, 2024)	956,854		907,432
Limited Partners - Class A Series 1 (7,997.79 and 10,513.79 units outstanding as at December 31, 2025 and December 31, 2024, respectively)	41,061,106		51,190,365
Limited Partners - Class A Series 2 (357.30 and 378.07 units outstanding as at December 31, 2025 and December 31, 2024, respectively)	2,263,038		2,242,615
Limited Partners - Class B Series 1 (3,584.38 and 4,502.48 units outstanding as at December 31, 2025 and December 31, 2024, respectively)	18,401,570		21,921,079
Total partners' capital	62,682,568		76,261,491
Total liabilities and partners' capital	$64,018,407		$77,729,211
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,134.05	*	$4,868.88	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,333.74	*	$5,931.78	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,133.83	*	$4,868.67	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$2,399,641	$4,144,907	$4,448,208
Other income	-	54,097	4,731
Brokerage commissions	(135,104)	(157,250)	(132,715)
Interest expense - brokers	(132,307)	(228,220)	(133,337)
Administration fees	(20,752)	(58,756)	(62,778)
Professional fees	25,247	(121,904)	(150,669)
Shareholder expenses	(50,608)	(37,305)	(10,493)
Other expenses	(79,035)	(67,134)	(25,633)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	2,007,082	3,528,435	3,937,314
PARTNERSHIP EXPENSES:
Management fees	1,876,839	2,532,198	2,764,467
Servicing fees	627,335	846,677	925,054
Professional fees	479,197	497,309	283,075
Other expenses	279,153	219,553	313,262
Total partnership expenses	3,262,524	4,095,737	4,285,858
Net investment income/(loss)	(1,255,442)	(567,302)	(348,544)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	4,443,060	(2,169,926)	(5,493,165)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(16,818)	(22,419)	44,214
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(1,459,892)	4,462,093	1,517,871
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	224,514	(329,151)	82,864
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	3,190,864	1,940,597	(3,848,216)
NET INCOME/(LOSS)	$1,935,422	$1,373,295	$(4,196,760)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the year):
CLASS A Series 1	$130.04	$80.26	$(225.77)
CLASS A Series 2	$390.27	$239.83	$(206.95)
CLASS B Series 1	$134.26	$72.77	$(230.20)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR:
CLASS A Series 1	9,531.05	11,173.38	12,458.35
CLASS A Series 2	375.89	505.66	715.10
CLASS B Series 1	4,091.59	4,882.03	5,369.67

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	CLASS A Series 1				CLASS A Series 2		CLASS B Series 1		TOTAL
	General Partner		Limited Partners		Limited Partners		Limited Partners
	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS’ CAPITAL January 1, 2025	$907,432	186.37	$51,190,365	10,513.79	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions*	-	-	-	-	62,121	12.18	-	-	62,121	12.18
Redemptions*	-	-	(11,319,210)	(2,516.00)	(188,396)	(32.95)	(4,068,860)	(918.10)	(15,576,466)	(3,467.05)
Net income/(loss)	49,422	-	1,189,951	-	146,698	-	549,351	-	1,935,422	-
PARTNERS’ CAPITAL December 31, 2025	$956,854	186.37	$41,061,106	7,997.79	$2,263,038	357.30	$18,401,570	3,584.38	$62,682,568	12,125.84

PARTNERS’ CAPITAL January 1, 2024	$897,609	186.37	$57,057,130	11,847.00	$3,994,356	689.34	$24,774,942	5,144.34	$86,724,037	17,867.05
Subscriptions	-	-	415,000	76.97	-	-	-	-	415,000	76.97
Redemptions	-	-	(7,168,678)	(1,410.18)	(1,873,017)	(311.27)	(3,209,146)	(641.86)	(12,250,841)	(2,363.31)
Net income/(loss)	9,823	-	886,913	-	121,276	-	355,283	-	1,373,295	-
PARTNERS’ CAPITAL December 31, 2024	$907,432	186.37	$51,190,365	10,513.79	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71

PARTNERS’ CAPITAL January 1, 2023	$940,620	186.37	$62,695,988	12,422.56	$4,302,440	717.49	$28,035,699	5,555.22	$95,974,747	18,881.64
Subscriptions	-	-	1,495,000	297.00	-	-	75,000	15.06	1,570,000	312.06
Redemptions	-	-	(4,364,201)	(872.56)	(160,095)	(28.15)	(2,099,654)	(425.94)	(6,623,950)	(1,326.65)
Net income/(loss)	(43,011)	-	(2,769,657)	-	(147,989)	-	(1,236,103)	-	(4,196,760)	-
PARTNERS’ CAPITAL December 31, 2023	$897,609	186.37	$57,057,130	11,847.00	$3,994,356	689.34	$24,774,942	5,144.34	$86,724,037	17,867.05

* Included within redemptions for Class A-1 are redemptions of US$62,121, the proceeds of which were simultaneously subscribed into Class A-2 during the year ended December 31, 2025.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,935,422	$1,373,295	$(4,196,760)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in Man-AHL Diversified Trading Company L.P.	-	(415,000)	(1,570,000)
Sales of investments in Man-AHL Diversified Trading Company L.P.	18,908,750	16,147,348	10,387,956
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(5,197,946)	(5,469,032)	(89,098)
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	(34,255)	(24,060)	(21,804)
Increase/(decrease) in servicing fees payable	(11,420)	(8,142)	(7,289)
Increase/(decrease) in accrued expenses and other liabilities	(12,350)	(53,742)	94,613
Net cash provided by/(used in) operating activities	15,588,201	11,550,667	4,597,618
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions (net of change in subscriptions received in advance)* ~	62,121	365,000	1,620,000
Payments on redemptions (net of change in redemptions payable) ~	(15,650,322)	(11,965,667)	(6,167,618)
Net cash provided by/(used in) financing activities	(15,588,201)	(11,600,667)	(4,547,618)
NET INCREASE/(DECREASE) IN CASH	-	(50,000)	50,000
CASH - Beginning of year	-	50,000	-
CASH - End of year	$-	$-	$50,000

* Net of placement agent fees paid to Man Investments Inc. for the years ended December 31, 2025, 2024 and 2023 of $Nil, $5,150 and $19,200 respectively.

~ Includes cash transfers of US$62,121 from Class A Series 1 to Class A Series 2 during the year ended December 31, 2025.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, individual retirement accounts and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at December 31, 2025 and 2024.

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

Recent accounting pronouncements —In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (“Topic 740”) Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends quantitative and qualitative income tax disclosure requirements in order to increase disclosure consistency, bifurcate income tax information by jurisdiction and remove information that is no longer beneficial. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Management evaluated this ASU 2023-09 and has concluded that there was no impact on the Partnership’s financial statements.

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

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

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

As at December 31, 2025 and 2024, the Partnership owned 1,984.83 and 2,679.90 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at December 31, 2025 and 2024 was 45.32% and 44.95%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at December 31, 2025 and 2024, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the years ended December 31, 2025, 2024 and 2023, no incentive fees were earned by the Advisor.

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

Net income/(loss) per unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, or Class B Series 1, partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2025, 2024 and 2023.

Income taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2025, 2024 and 2023. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the years ended December 31, 2024 and 2023.

Comparative information — Certain prior year figures in the financial statements have been reclassified to conform with the current year presentation.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

The Trading Company identified and corrected an over-accrued amount for professional fees which resulted in a credit of $87,574 for the Partnership recorded in the year ended December 31, 2025. The Partnership identified and corrected an under-accrued amount for professional fees which resulted in a debit of $141,064 recorded in the year ended December 31, 2025. The amount of the correction was determined to be immaterial. Without consideration of this correction, the ratio of expense to average partners’ capital would have been 5.68% for Class A Series 1, 4.51% for Class A Series 2 and 5.73% for Class B Series 1 for the year ended December 31, 2025.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2025, 2024 and 2023.

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

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

5.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the years ended December 31, 2025, 2024 and 2023:

	2025			2024			2023
	Class A	Class A	Class B	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96	$5,046.95	$5,996.48	$5,046.72
Income/(loss) from investment operations:
Net investment income/(loss)	(90.30)	(44.93)	(91.24)	(36.51)	36.77	(36.68)	(21.71)	49.12	(21.30)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	355.47	446.89	356.40	89.22	100.54	89.39	(209.07)	(251.13)	(209.46)
Total income/(loss) from investment operations	265.17	401.96	265.16	52.71	137.31	52.71	(230.78)	(202.01)	(230.76)
Ending net asset value	$5,134.05	$6,333.74	$5,133.83	$4,868.88	$5,931.78	$4,868.67	$4,816.17	$5,794.47	$4,815.96
Ratios to average limited partners' capital [1]:
Total expenses excluding incentive fees	5.77%	4.60%	5.82%	5.61%	4.47%	5.70%	5.21%	3.96%	5.21%
Incentive fees	-	-	-	-	-	-	-	-	-
Total expenses including incentive fees	5.77%	4.60%	5.82%	5.61%	4.47%	5.70%	5.21%	3.96%	5.21%
Net investment income/(loss)	(2.00)%	(0.81)%	(2.03)%	(0.71)%	0.60%	(0.72)%	(0.43)%	0.82%	(0.43)%
Total return:
Total return before incentive fees	5.45%	6.78%	5.45%	1.09%	2.37%	1.09%	(4.57)%	(3.37)%	(4.57)%
Incentive fees	-	-	-	-	-	-	-	-	-
Total return after incentive fees	5.45%	6.78%	5.45%	1.09%	2.37%	1.09%	(4.57)%	(3.37)%	(4.57)%

1 Includes amounts allocated from the Trading Company.

Financial highlights are calculated for limited partners taken as a whole for each series. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership) NOTES TO FINANCIAL STATEMENTS

6.
SEGMENT REPORTING

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Partnership has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements; the Partnership realizes its strategy through investments in the Trading Company. As a result, the Partnership does not have any intra-segment sales and transfers of assets. The chief operating decision maker (“CODM”) is comprised of the president and vice president of the General Partner which assesses the performance and makes operating decisions of the Partnership primarily based on the Partnership’s net investment income/(loss) ("NII") and net income/(loss). As the Partnership’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

7.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2025, through the date the financial statements were issued, the Partnership recorded limited partner redemptions of US$169,833.

The General Partner has evaluated the impact of subsequent events on the Partnership, through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Report of Independent Registered Public Accounting Firm

To the Partners of Man-AHL Diversified Trading Company L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Man-AHL Diversified Trading Company L.P. (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trading Company as of December 31, 2025 and 2024, and the results of its operations, the changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trading Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trading Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2026

We have served as the auditor of one or more Man Group Investment Companies since 2023.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

Oath of Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the financial statements of Man-AHL Diversified Trading Company L.P. for the year ended in December 31, 2025 is accurate and complete.

Nick Shires
Authorized Signatory
For and on behalf of Man Investments Limited
Managing Member of AHL Partners LLP
Commodity Pool Operator of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF FINANCIAL CONDITION AS AT DECEMBER 31, 2025 AND 2024

	December 31, 2025		December 31, 2024
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$3,822,816		$2,304,108
Net unrealized trading appreciation on open forward contracts	4,898,573		11,210,307
Net unrealized trading appreciation on open swap agreements	348,240		-
Net premiums paid on credit default swap agreements	11,589,651		10,524,624
Due from brokers	21,695		143,987
Restricted cash	30,258,275		25,370,053
Total equity in trading accounts	50,939,250		49,553,079
Cash and cash equivalents	13,134,376		11,248,590
Investments in securities, at fair value (cost: $89,559,842 and $116,887,495 as at December 31, 2025 and December 31, 2024, respectively)	89,597,699		116,958,598
Interest receivable	47,797		69,695
Total assets	$153,719,122		$177,829,962

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$-		$926,721
Net unrealized trading depreciation on open forward contracts	-		29,782
Net unrealized trading depreciation on open swap agreements	-		701,823
Net premiums received on credit default swap agreements	-		2,041,521
Collateral balances – due to broker	7,180,956		1,449,999
Redemptions payable to Man-AHL Diversified I L.P.	820,090		893,946
Redemptions payable to Man-AHL Diversified II L.P.	6,007,615		332,032
Accrued expenses and other liabilities	248,860		500,684
Total liabilities	$14,257,521		$6,876,508

PARTNERS' CAPITAL:
Limited Partners (4,379.60 and 5,962.61 units outstanding as at December 31, 2025 and December 31, 2024, respectively)	139,461,601		170,953,454
Total partners’ capital	139,461,601		170,953,454
Total liabilities and partners' capital	$153,719,122		$177,829,962
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$31,843.46	*	$28,670.91	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS

	December 31, 2025			December 31, 2024
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Agricultural	$(411,426)	(0.3)		$2,159,919	1.3
Currencies	-	-		227,263	0.1
Energy	311,038	0.2		(45,677)	(0.0)	*
Indices	843,186	0.6		(1,221,312)	(0.7)
Interest rates	(197,220)	(0.1)		(670,045)	(0.4)
Metals	1,443,756	1.0		(203,185)	(0.1)
Total futures contracts - long	1,989,334	1.4		246,963	0.2
FUTURES CONTRACTS - Short:
Agricultural	981,734	0.7		(517,785)	(0.3)
Currencies	(6,157)	(0.0)	*	-	-
Energy	(105,656)	(0.1)		(385,758)	(0.2)
Indices	211,668	0.2		(12,519)	(0.0)	*
Interest rates	751,893	0.5		1,705,838	1.0
Metals	-	-		340,648	0.2
Total futures contracts - short	1,833,482	1.3		1,130,424	0.7
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN FUTURES CONTRACTS	$3,822,816	2.7		$1,377,387	0.9
FORWARD CONTRACTS - Long:
Australian dollar	$23,134	0.0	*	$(202,547)	(0.1)
Brazilian real	(266,228)	(0.2)		(302,213)	(0.2)
Mexican peso	816,494	0.6		(179,133)	(0.1)
New Zealand dollar	(40,273)	(0.0)	*	(166,589)	(0.1)
South African rand	938,521	0.7		(831,079)	(0.5)
South Korean won	173,591	0.1		(596,824)	(0.3)
U.K. pound	15,838	0.0	*	(422,962)	(0.2)
Other	2,213,486	1.6		(1,690,739)	(1.0)
Total long forward contracts vs US Dollar	3,874,563	2.8		(4,392,086)	(2.5)
FORWARD CONTRACTS - Short:
Australian dollar	$(7,874)	(0.0)	*	891,692	0.5
Brazilian real	64,994	0.0	*	988,171	0.6
Mexican peso	(135,595)	(0.1)		169,114	0.1
New Zealand dollar	(141,193)	(0.1)		1,331,452	0.8
South African rand	(50,886)	(0.0)	*	165,345	0.1
South Korean won	(524,329)	(0.4)		2,079,779	1.2
U.K. pound	(28,071)	(0.0)	*	157,188	0.1
Other	(106,964)	(0.1)		9,600,823	5.6
Total short forward contracts vs US Dollar	(929,918)	(0.7)		15,383,564	9.0
Forward contracts - Cross currencies - appreciation	961,828	0.7		2,748,978	1.6
Forward contracts - Cross currencies - depreciation	(484,972)	(0.3)		(2,613,639)	(1.5)
Forward Contracts - Metal non US Dollar	1,477,072	1.0		53,708	0.0	*

NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN FORWARD CONTRACTS	$4,898,573	3.5		$11,180,525	6.6

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		December 31, 2025		December 31, 2024
	Principal	Fair Value	Percent of Partners' Capital	Fair Value	Percent of Partners' Capital
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $nil and $2,041,521, as at December 31, 2025 and December 31, 2024, respectively)		$-	-	$(50,695)	(0.0)	*
Total swap agreements - long		-	-	(50,695)	(0.0)	*
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $11,589,651 and $10,524,624, and upfront premiums received $nil and $nil, as at December 31, 2025 and December 31, 2024, respectively)		348,240	0.3	(651,128)	(0.4)
Total swap agreements - short		348,240	0.3	(651,128)	(0.4)
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN SWAP AGREEMENTS		$348,240	0.3	$(701,823)	(0.4)
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$9,069,629	6.5	$11,856,089	7.1
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long: ~
United States Treasury Bill 4.24% 02/27/25	25,000,000	$-	-	$24,835,691	14.5
United States Treasury Bill 4.26% 03/13/25	33,000,000	-	-	32,731,813	19.1
United States Treasury Bill 4.26% 03/27/25	35,000,000	-	-	34,657,632	20.3
United States Treasury Bill 4.27% 04/03/25	25,000,000	-	-	24,733,462	14.5
United States Treasury Bill 3.65% 01/22/26	10,000,000	9,980,215	7.2	-	-
United States Treasury Bill 3.58% 02/05/26	25,000,000	24,916,564	17.8	-	-
United States Treasury Bill 3.56% 02/19/26	25,000,000	24,881,865	17.8	-	-
United States Treasury Bill 3.59% 02/26/26	25,000,000	24,863,450	17.8	-	-
United States Treasury Bill 3.57% 04/02/26	5,000,000	4,955,605	3.6	-	-
Total U.S. government securities - long		89,597,699	64.2	116,958,598	68.4
TOTAL INVESTMENT IN SECURITIES (COST $89,559,842 and $116,887,495 as at December 31, 2025 and December 31, 2024, respectively)		$89,597,699	64.2	$116,958,598	68.4

~ Rate shown represents discount rate.

* A zero balance may reflect amounts rounding to less than 0.05%.

** The Fair Value of credit default swaps excludes upfront premiums received/paid which are presented separately in the Statements of Financial Condition. Refer to Note 2 for further details on the accounting treatment of premiums on credit default swaps.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	2025	2024	2023
INVESTMENT INCOME:
Interest income	$5,512,099	$8,759,926	$9,051,778
Other income	-	117,627	9,785
Total investment income	$5,512,099	$8,877,553	$9,061,563
EXPENSES
Brokerage commissions	310,479	332,809	270,533
Interest expense - brokers	303,622	483,994	272,007
Administration fees	47,314	123,224	127,601
Professional fees	(63,055)	257,449	306,918
Shareholder expenses	116,401	77,758	20,999
Other expenses	181,984	144,930	52,138
Total expenses	896,745	1,420,164	1,050,196
Net investment income/(loss)	$4,615,354	$7,457,389	$8,011,367
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	10,302,547	(4,769,068)	(10,671,835)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(33,246)	(49,276)	91,873
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(2,786,460)	9,558,429	2,499,029
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	515,886	(716,520)	175,413
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	7,998,727	4,023,565	(7,905,520)
NET INCOME/(LOSS)	$12,614,081	$11,480,954	$105,847
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the year)	$2,328.65	$1,842.36	$15.10
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	5,416.91	6,231.67	7,007.66

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	Limited Partners		General Partner		Total
	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61
Subscriptions	1,330,000	50.42	-	-	1,330,000	50.42
Redemptions	(45,435,934)	(1,633.43)	-	-	(45,435,934)	(1,633.43)
Net income/(loss)	12,614,081	-	-	-	12,614,081	-
PARTNERS' CAPITAL - December 31, 2025	$139,461,601	4,379.60	$-	-	$139,461,601	4,379.60

PARTNERS' CAPITAL - January 1, 2024	$178,675,249	6,610.48	$-	-	$178,675,249	6,610.48
Subscriptions	8,669,999	296.44	-	-	8,669,999	296.44
Redemptions	(27,872,748)	(944.31)	-	-	(27,872,748)	(944.31)
Net income/(loss)	11,480,954	-	-	-	11,480,954	-
PARTNERS' CAPITAL - December 31, 2024	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61

PARTNERS' CAPITAL - January 1, 2023	$187,959,324	6,952.08	$-	-	$187,959,324	6,952.08
Subscriptions	11,869,000	435.40	-	-	11,869,000	435.40
Redemptions	(21,258,922)	(777.00)	-	-	(21,258,922)	(777.00)
Net income/(loss)	105,847	-	-	-	105,847	-
PARTNERS' CAPITAL - December 31, 2023	$178,675,249	6,610.48	$-	-	$178,675,249	6,610.48

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$12,614,081	$11,480,954	$105,847
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(219,031,640)	(242,687,698)	(346,639,016)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(4,231,939)	(6,322,592)	(6,833,334)
Sales/maturities of investments in securities	250,591,232	266,768,711	372,343,522
Net change in unrealized trading (appreciation)/depreciation on investments in securities	33,246	49,276	(91,873)
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	2,786,460	(9,558,429)	(2,499,029)
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	122,292	(109,398)	(34,589)
(Increase)/decrease in interest receivable	21,898	(43,047)	(26,648)
(Increase)/decrease in net premiums paid on credit default swap agreements	(1,065,027)	(4,421,451)	(5,170,133)
Increase/(decrease) in net premiums received on credit default swap agreements	(2,041,521)	2,041,521	-
Increase/(decrease) in collateral balances – due to broker	5,730,957	1,449,999	-
Increase/(decrease) in accrued expenses and other liabilities	(251,824)	81,923	60,442
Net cash provided by/(used in) operating activities	45,278,215	18,729,769	11,215,189
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,330,000	8,669,999	11,869,000
Payments on redemptions (net of change in redemptions payable)	(39,834,207)	(29,302,733)	(18,755,399)
Net cash provided by/(used in) financing activities	(38,504,207)	(20,632,734)	(6,886,399)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND
RESTRICTED CASH	6,774,008	(1,902,965)	4,328,790
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the year	36,618,643	38,521,608	34,192,818
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the year	$43,392,651	$36,618,643	$38,521,608
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the year	$303,622	$483,994	$272,007

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

Recent accounting pronouncements —In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (“Topic 740”) Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends quantitative and qualitative income tax disclosure requirements in order to increase disclosure consistency, bifurcate income tax information by jurisdiction and remove information that is no longer beneficial. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Management evaluated this ASU 2023-09 and has concluded that there was no impact on the Trading Company’s financial statements.

Due from brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC ("HSBC") and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at December 31, 2025. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

The amount of cash and cash equivalents and restricted cash is described in the table below:

	December 31, 2025	December 31, 2024	December 31, 2023
As at December 31, 2025, 2024 and 2023, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$13,134,376	$11,248,590	$5,557,533
Restricted cash	30,258,275	25,370,053	32,964,075
Total cash and cash equivalents and restricted cash	$43,392,651	$36,618,643	$38,521,608

Due to brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at December 31, 2025. The amount included in due to brokers in the Statements of Financial Condition is $Nil and $Nil as at December 31, 2025 and December 31, 2024, respectively.

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

Cash and cash equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at December 31, 2025 and December 31, 2024, the Trading Company maintains cash balances with The Bank of New York Mellon. As at December 31, 2025 and December 31, 2024, the Trading Company held foreign cash balances of $14 and $1,014,194 with a cost of $12 and $1,014,194, respectively, which are included in cash and cash equivalents. As at December 31, 2025 and December 31, 2024, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the years ended December 31, 2025, 2024 and 2023. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Net income/(loss) per unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the years ended December 31, 2025, 2024 and 2023.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the years ended December 31, 2024 and 2023.

Comparative Information — Certain prior year figures in the financial statements have been reclassified to conform with the current year presentation.

The Trading Company identified and corrected an over-accrued amount for professional fees which resulted in a credit of $195,125 recorded in the year ended December 31, 2025. The amount of the correction was determined to be immaterial. Without consideration of this correction, the ratio of expense to average partners’ capital would have been 0.74% for the year ended December 31, 2025.

3.
LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the years ended December 31, 2025, 2024 and 2023.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the years ended December 31, 2025, 2024 and 2023.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services,

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

which use market observable inputs in their valuations and are categorized as Level 2 investments in the fair value hierarchy. As at December 31, 2025 and 2024, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at December 31, 2025 and 2024, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements*
Investments	As at December 31, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,597,699	$-	$89,597,699	$-
Futures contracts	5,408,798	5,408,798	-	-
Forward contracts	8,468,234	-	8,468,234	-
Swap agreements**	348,240	-	348,240	-
Total Assets	103,822,971	5,408,798	98,414,173	-
Liabilities
Futures contracts	(1,585,982)	(1,585,982)	-	-
Forward contracts	(3,569,661)	-	(3,569,661)	-
Swap agreements**	-	-	-	-
Total Liabilities	(5,155,643)	(1,585,982)	(3,569,661)	-
Net Fair Value	$98,667,328	$3,822,816	$94,844,512	$-

	Fair Value Measurements*
Investments	As at December 31, 2024	Level 1	Level 2	Level 3
Assets
Treasury bills	$116,958,598	$-	$116,958,598	$-
Futures contracts	5,255,569	5,255,569	-	-
Forward contracts	18,599,021	-	18,599,021	-
Swap agreements**	1,412	-	1,412	-
Total Assets	140,814,600	5,255,569	135,559,031	-
Liabilities
Futures contracts	(3,878,182)	(3,878,182)	-	-
Forward contracts	(7,418,496)	-	(7,418,496)	-
Swap agreements**	(703,235)	-	(703,235)	-
Total Liabilities	(11,999,913)	(3,878,182)	(8,121,731)	-
Net Fair Value	$128,814,687	$1,377,387	$127,437,300	$-

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

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at December 31, 2025 or 2024 based on the levels assigned at December 31, 2024 or 2023.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at December 31, 2025, the Trading Company does not hold any open interest rate swap agreements.

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

As at December 31, 2025 and 2024, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	December 31, 2025		December 31, 2024
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$138,199	$244,272,000	$(113,555)	$233,764,250
101-250	144,195	35,256,000	-	-
251-350	65,846	30,000,000	(537,573)	61,075,500
351-450	-	-	-	-
451+	-	-	-	-
Total	$348,240	$309,528,000	$(651,128)	$294,839,750

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at December 31, 2025 and 2024, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the years ended December 31, 2025 and 2024, the Trading Company traded the following derivative contracts:

	For the years ended December 31,
Number of contracts traded/settled	2025	2024
Exchange-traded futures contracts	94,468	147,153
Forward contracts	95,870	141,531
Swap agreements	997	1,262

As at December 31, 2025 and 2024, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	December 31, 2025	December 31, 2024
Exchange-traded futures contracts	$1,972,977,407	$1,831,013,820
Commodity forwards	$225	$125
Forward contracts	$892,459,991	$2,052,749,878
Swap agreements	$309,528,000	$350,915,250

The trading activity of open future, forward and swap contracts as at December 31, 2025 and 2024 is indicative of the trading activity throughout the respective years.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at December 31, 2025

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

and 2024, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at December 31, 2025 and 2024, may differ from the net liability amounts recorded as at December 31, 2025 and 2024, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at December 31, 2025 and 2024, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	December 31, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$6,911,154		$(3,489,653)
Metals		1,557,080		(80,008)
Total open forward contracts		8,468,234		(3,569,661)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		1,210,182		(639,874)
Currencies		-		(6,157)
Energy		462,866		(257,484)
Indices		1,372,584		(317,730)
Interest rates		919,410		(364,737)
Metals		1,443,756		-
Total open futures contracts		5,408,798		(1,585,982)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		348,240		-
Total open swap agreements		348,240		-
Total Derivatives		$14,225,272		$(5,155,643)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

	December 31, 2024
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts	Gross unrealized trading appreciation on open forward contracts		Gross unrealized trading depreciation on open forward contracts
Currencies		$18,320,534		$(7,193,717)
Metals		278,487		(224,779)
Total open forward contracts		18,599,021		(7,418,496)
Open futures contracts	Gross unrealized trading appreciation on open futures contracts		Gross unrealized trading depreciation on open futures contracts
Agricultural		2,523,803		(881,669)
Currencies		227,263		-
Energy		153,874		(585,309)
Indices		253,961		(1,487,792)
Interest rates		1,756,020		(720,227)
Metals		340,648		(203,185)
Total open futures contracts		5,255,569		(3,878,182)
Open swap agreements	Gross unrealized trading appreciation on open swap agreements		Gross unrealized trading depreciation on open swap agreements
Credit		1,412		(703,235)
Total open swap agreements		1,412		(703,235)
Total Derivatives		$23,856,002		$(11,999,913)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the years ended December 31,
	2025	2024	2023
Location of gain or loss recognized in income on derivatives	Gain/(Loss) on derivatives*	Gain/(Loss) on derivatives*	Gain/(Loss) on derivatives*
Forward contracts
Currencies	$5,451,818	$(7,962,929)	$6,039,316
Metals	(921,392)	(3,548,006)	379
Net realized trading gains/(losses) on closed contracts/agreements	$4,530,426	$(11,510,935)	$6,039,695
Currencies	$(7,705,316)	$15,721,633	$29,030
Metals	1,423,364	801,481	(524,105)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(6,281,952)	$16,523,114	$(495,075)
Futures contracts
Agricultural	$871,034	$8,396,033	$3,564,410
Currencies	(120,619)	11,719	(263,258)
Energy	(7,061,140)	(8,845,152)	(1,709,232)
Indices	7,937,363	4,148,337	(8,118,236)
Interest rates	(10,047,888)	(7,036,780)	(3,225,929)
Metals	11,157,247	4,593,815	(8,534,994)
Net realized trading gains/(losses) on closed contracts/agreements	$2,735,997	$1,267,972	$(18,287,239)
Agricultural	$(1,071,827)	$705,278	$192,609
Currencies	(233,420)	228,653	1,005
Energy	636,817	(409,431)	(379,460)
Indices	2,288,686	(2,855,093)	1,845,129
Interest rates	(481,120)	(1,273,175)	(344,634)
Metals	1,306,293	175,598	(1,091,025)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$2,445,429	$(3,428,170)	$223,624
Swap agreements
Credit default swaps	$2,774,322	$5,530,143	$1,484,470
Net realized trading gains/(losses) on closed contracts/agreements	$2,774,322	$5,530,143	$1,484,470
Credit default swaps	$1,050,063	$(3,536,515)	$2,770,480
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$1,050,063	$(3,536,515)	$2,770,480

* Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at December 31, 2025 and 2024, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

		Gross Amount Offset	Net Amounts of Assets presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$3,046,528	$(784,959)	$2,261,569	$-	$-	$2,261,569
Goldman Sachs	1,402,398	(68,823)	1,333,575	-	(746,752)	586,823
J.P. Morgan Chase	959,872	(732,200)	227,672	-	(14,701)	212,971
Total Open futures contracts	$5,408,798	$(1,585,982)	$3,822,816	$-	$(761,453)	$3,061,363
Open forward contracts
BNP Paribas	$745,598	$(181,299)	$564,299	$-	$-	$564,299
BNY Mellon	1,339	-	1,339	-	-	1,339
Citigroup	1,641,721	(778,825)	862,896	-	-	862,896
HSBC	2,713,002	(1,873,431)	839,571	-	-	839,571
J.P. Morgan Chase	1,557,080	(80,008)	1,477,072	-	-	1,477,072
Natwest f/k/a Royal Bank of Scotland	1,809,494	(656,098)	1,153,396	-	-	1,153,396
Total Open forward contracts	$8,468,234	$(3,569,661)	$4,898,573	$-	$-	$4,898,573
Open swap agreements
Barclays	$44,084	$-	$44,084	$-	$-	$44,084
Goldman Sachs	238,310	-	238,310	-	(238,310)	-
J.P. Morgan Chase	65,846	-	65,846	-	(10,009)	55,837
Total Open swap agreements	$348,240	$-	$348,240	$-	$(248,319)	$99,921
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$3,010,620	$(1,853,245)	$1,157,375	$-	$-	$1,157,375
Goldman Sachs	192,543	(192,543)	-	-	-	-
J.P. Morgan Chase	2,052,406	(905,673)	1,146,733	-	-	1,146,733
Total open futures contracts	$5,255,569	$(2,951,461)	$2,304,108	$-	$-	$2,304,108
Open forward contracts
BNP Paribas	$151,311	$(151,311)	$-	$-	$-	$-
BNY Mellon	42,871	-	42,871	-	-	42,871
Citigroup	2,818,627	(1,147,156)	1,671,471	-	-	1,671,471
HSBC	13,029,081	(3,889,022)	9,140,059	-	-	9,140,059
J.P. Morgan Chase	278,487	(224,779)	53,708	-	-	53,708
Natwest f/k/a Royal Bank of Scotland	2,278,644	(1,976,446)	302,198	-	-	302,198
Total Open forward contracts	$18,599,021	$(7,388,714)	$11,210,307	$-	$-	$11,210,307
Open swap agreements
Goldman Sachs	$1,412	$(1,412)	$-	$-	$-	$-
Total Open swap agreements	$1,412	$(1,412)	$-	$-	$-	$-

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

		Gross Amount Offset	Net Amounts of Liabilities presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	in the Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$784,959	$(784,959)	$-	$-	$-	$-
Goldman Sachs	68,823	(68,823)	-	-	-	-
J.P. Morgan Chase	732,200	(732,200)	-	-	-	-
Total Open futures contracts	$1,585,982	$(1,585,982)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$181,299	$(181,299)	$-	$-	$-	$-
Citigroup	778,825	(778,825)	-	-	-	-
HSBC	1,873,431	(1,873,431)	-	-	-	-
J.P. Morgan Chase	80,008	(80,008)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	656,098	(656,098)	-	-	-	-
Total Open forward contracts	$3,569,661	$(3,569,661)	$-	$-	$-	$-
As at December 31, 2024
Open futures contracts
Bank of America Merrill Lynch	$1,853,245	$(1,853,245)	$-	$-	$-	$-
Goldman Sachs	1,119,264	(192,543)	926,721	-	(926,721)	-
J.P. Morgan Chase	905,673	(905,673)	-	-	-	-
Total Open futures contracts	$3,878,182	$(2,951,461)	$926,721	$-	$(926,721)	$-
Open forward contracts
BNP Paribas	$181,093	$(151,311)	$29,782	$-	$(29,782)	$-
Citigroup	1,147,156	(1,147,156)	-	-	-	-
HSBC	3,889,022	(3,889,022)	-	-	-	-
J.P. Morgan Chase	224,779	(224,779)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,976,446	(1,976,446)	-	-	-	-
Total Open forward contracts	$7,418,496	$(7,388,714)	$29,782	$-	$(29,782)	$-
Open swap agreements
Barclays	$113,489	$-	$113,489	$-	$(113,489)	$-
Goldman Sachs	244,921	(1,412)	243,509	-	(243,509)	-
J.P. Morgan Chase	344,825	-	344,825	-	(344,825)	-
Total Open swap agreements	$703,235	$(1,412)	$701,823	$-	$(701,823)	$-

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P. (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

7.
FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025	2024	2023
Per unit operating performance:
Beginning net asset value	$28,670.91	$27,029.09	$27,036.43
Income/(loss) from investment operations:
Net investment income/(loss)	862.20	1,200.77	1,150.57
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	2,310.35	441.05	(1,157.91)
Total income/(loss) from investment operations	3,172.55	1,641.82	(7.34)
Ending net asset value	$31,843.46	$28,670.91	$27,029.09
Ratios to average partners' capital:
Expenses	0.62%	0.78%	0.55%
Net investment income/(loss)	3.18%	4.12%	4.20%
Total return	11.07%	6.07%	(0.03)%

Financial highlights are calculated for all limited partners taken as a whole. An individual limited partner’s returns and ratios may vary from these returns and ratios based on the timing of capital transactions.

8.
SEGMENT REPORTING

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Trading Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through investments in securities and open contracts/agreements. As a result, the Trading Company does not have any intra-segment sales and transfers of assets. The chief operating decision maker (“CODM”) is comprised of the president and vice president of the General Partner which assesses the performance and makes operating decisions of the Trading Company primarily based on the Trading Company’s net investment income/(loss) ("NII") and net income/(loss). As the Trading Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

9.
SUBSEQUENT EVENTS

For the period subsequent to December 31, 2025, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of US$599,999 and redemptions of US$3,788,777.

The General Partner has evaluated the impact of subsequent events on the Trading Company through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.