Form 10-Q
period 2026-03-31
MAN AHL DIVERSIFIED I LP
filed 2026-05-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At March 31, 2026 (unaudited) and December 31, 2025
(b)
For the three-month periods ended March 31, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT March 31, 2026 AND December 31, 2025

	March 31, 2026
	(Unaudited)		December 31, 2025
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$65,886,900		$63,198,317
Due from Man-AHL Diversified Trading Company L.P.	2,525,560		820,090
Total assets	$68,412,460		$64,018,407
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,525,560		$820,090
Management fees payable	168,028		157,392
Servicing fees payable	56,175		52,621
Accrued expenses and other liabilities	407,130		305,736
Total liabilities	3,156,893		1,335,839
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at March 31, 2026 and December 31, 2025)	1,037,117		956,854
Limited Partners - Class A Series 1 (7,576.42 and 7,997.79 units outstanding as at March 31, 2026 and December 31, 2025, respectively)	42,160,554		41,061,106
Limited Partners - Class A Series 2 (345.12 and 357.30 units outstanding as at March 31, 2026 and December 31, 2025, respectively)	2,376,720		2,263,038
Limited Partners - Class B Series 1 (3,536.94 and 3,584.38 units outstanding as at March 31, 2026 and December 31, 2025, respectively)	19,681,176		18,401,570
Total partners' capital	65,255,567		62,682,568
Total liabilities and partners' capital	$68,412,460		$64,018,407
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,564.71	*	$5,134.05	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$6,886.57	*	$6,333.74	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,564.46	*	$5,133.83	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$593,756	$709,141
Other income	6,724	-
Brokerage commissions	(31,779)	(36,592)
Interest expense - brokers	(31,802)	(41,685)
Administration fees	(6,454)	(13,417)
Professional fees	(16,181)	(22,337)
Shareholder expenses	(12,997)	(14,814)
Other expenses	(20,160)	(23,275)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	481,107	557,021
PARTNERSHIP EXPENSES:
Management fees	510,562	528,374
Servicing fees	170,695	176,568
Professional fees	114,557	34,024
Other expenses	58,961	104,500
Total partnership expenses	854,775	843,466
Net investment income/(loss)	(373,668)	(286,445)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/ (DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	8,087,055	165,565
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(22,463)	(36,085)
Net change in unrealized trading appreciation/(depreciation) on open contracts/ agreements	(2,357,411)	(6,929,824)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(65,122)	226,593
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	5,642,059	(6,573,751)
NET INCOME/(LOSS)	$5,268,391	$(6,860,196)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period):
CLASS A Series 1	$431.62	$(446.36)
CLASS A Series 2	$563.57	$(526.12)
CLASS B Series 1	$430.69	$(446.16)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	8,174.16	10,434.51
CLASS A Series 2	349.04	378.06
CLASS B Series 1	3,583.85	4,491.15

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Class A Series 1				Class A Series 2		Class B Series 1
	General Partner		Limited Partners		Limited Partners		Limited Partners		Total
	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS’ CAPITAL January 1, 2026	$956,854	186.37	$41,061,106	7,997.79	$2,263,038	357.30	$18,401,570	3,584.38	$62,682,568	12,125.84
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	(2,348,427)	(421.37)	(83,026)	(12.18)	(263,939)	(47.44)	(2,695,392)	(480.99)
Net income/(loss)	80,263	-	3,447,875	-	196,708	-	1,543,545	-	5,268,391	-
PARTNERS’ CAPITAL March 31, 2026	$1,037,117	186.37	$42,160,554	7,576.42	$2,376,720	345.12	$19,681,176	3,536.94	$65,255,567	11,644.85
PARTNERS’ CAPITAL January 1, 2025	$907,432	186.37	$51,190,365	10,513.79	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	(3,331,229)	(727.87)	-	-	(1,048,184)	(236.32)	(4,379,413)	(964.19)
Net income/(loss)	(83,070)	-	(4,574,436)	-	(198,904)	-	(2,003,786)	-	(6,860,196)	-
PARTNERS’ CAPITAL March 31, 2025	$824,362	186.37	$43,284,700	9,785.92	$2,043,711	378.07	$18,869,109	4,266.16	$65,021,882	14,616.52

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,268,391	$(6,860,196)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Sales of investments in Man-AHL Diversified Trading Company L.P.	1,729,113	4,758,045
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(6,123,166)	6,016,730
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	10,636	(26,914)
Increase/(decrease) in servicing fees payable	3,554	(8,985)
Increase/(decrease) in accrued expenses and other liabilities	101,394	57,335
Net cash provided by/(used in) operating activities	989,922	3,936,015
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on redemptions (net of change in redemptions payable)	(989,922)	(3,936,015)
Net cash provided by/(used in) financing activities	(989,922)	(3,936,015)
NET INCREASE/(DECREASE) IN CASH	-	-

CASH - Beginning of period	-	-
CASH - End of period	$-	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at March 31, 2026, and the results of its operations for the three month periods ended March 31, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025. The December 31, 2025, information has been derived from the audited financial statements as of December 31, 2025.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, individual retirement accounts and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at March 31, 2026 and 2025.

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

As at March 31, 2026 and December 31, 2025, the Partnership owned 1,884.66 and 1,984.83 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at March 31, 2026 and December 31, 2025 was 45.42% and 45.32%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at March 31, 2026 and December 31, 2025, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three-month periods ended March 31, 2026 and 2025, no incentive fees were earned by the Advisor.

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

Net income/(loss) per unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, or Class B Series 1, partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the period ended March 31, 2026 and 2025.

Income taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2026 and 2025. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the three months ended March 31, 2026.

Comparative information — Certain prior year/period figures in the financial statements have been reclassified to conform with the current period presentation.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2026 and 2025.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three-month periods ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026			For the three months ended March 31, 2025
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,134.05	$6,333.74	$5,133.83	$4,868.88	$5,931.78	$4,868.67
Income/(loss) from investment operations:
Net investment income/(loss)	(31.66)	(16.77)	(31.37)	(18.92)	(5.70)	(19.31)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	462.32	569.60	462.00	(426.80)	(520.41)	(426.39)
Total income/(loss) from investment operations	430.66	552.83	430.63	(445.72)	(526.11)	(445.70)
Ending net asset value	$5,564.71	$6,886.57	$5,564.46	$4,423.16	$5,405.67	$4,422.97
Ratios to average limited partners' capital[1]:
Total expenses excluding incentive fees	5.92%	4.54%	5.87%	5.54%	4.34%	5.64%
Incentive fees	-	-	-	-	-	-
Total expenses including incentive fees	5.92%	4.54%	5.87%	5.54%	4.34%	5.64%
Net investment income/(loss)	(2.30)%	(0.99)%	(2.28)%	(1.62)%	(0.40)%	(1.65)%
Total return[2]:
Total return before incentive fees	8.39%	8.73%	8.39%	(9.15)%	(8.87)%	(9.15)%
Incentive fees	-	-	-	-	-	-
Total return after incentive fees	8.39%	8.73%	8.39%	(9.15)%	(8.87)%	(9.15)%

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

7. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2026, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of US$Nil and limited partner redemptions of US$1,463,650.

The General Partner has evaluated the impact of subsequent events on the Partnership, through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

Man-AHL Diversified Trading Company L.P.

Financial Statements

(a)
At March 31, 2026 (unaudited) and December 31, 2025
(b)
For the three-month periods ended March 31, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026
	(Unaudited)		December 31, 2025
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$3,395,066		$3,822,816
Net unrealized trading appreciation on open forward contracts	1,707,981		4,898,573
Net unrealized trading appreciation on open swap agreements	14,213		348,240
Net premiums paid on credit default swap agreements	231,109		11,589,651
Due from brokers	4,896		21,695
Restricted cash	15,945,608		30,258,275
Total equity in trading accounts	21,298,873		50,939,250
Cash and cash equivalents	9,010,063		13,134,376
Investments in securities, at fair value (cost: $121,189,488 and $89,559,842 as at March 31, 2026 and December 31, 2025, respectively)	121,183,159		89,597,699
Interest receivable	35,764		47,797
Total assets	$151,527,859		$153,719,122
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$1,032,041		$-
Net unrealized trading depreciation on open swap agreements	34,601		-
Net premiums received on credit default swap agreements	885,399		-
Collateral balances – due to broker	638,690		7,180,956
Redemptions payable to Man-AHL Diversified I L.P.	2,525,560		820,090
Redemptions payable to Man-AHL Diversified II L.P.	1,078,683		6,007,615
Accrued expenses and other liabilities	271,508		248,860
Total liabilities	$6,466,482		$14,257,521
PARTNERS' CAPITAL:
Limited Partners (4,152.21 and 4,379.60 units outstanding as at March 31, 2026 and December 31, 2025, respectively)	145,061,377		139,461,601
Total partners’ capital	145,061,377		139,461,601
Total liabilities and partners' capital	$151,527,859		$153,719,122
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$34,935.94	*	$31,843.46	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS AT MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026 (Unaudited)			December 31, 2025
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Appreciation
Agricultural	$874,121	0.6		$85,606	0.1
Currencies	40,803	0.0	*	-	-
Energy	705,729	0.5		313,037	0.2
Indices	24,574	0.0	*	1,160,916	0.8
Interest rates	29	0.0	*	47,653	0.1
Metals	89,735	0.1		1,443,756	1.0
Depreciation
Agricultural	(88,267)	(0.1)		(497,032)	(0.4)
Energy	(197,735)	(0.1)		(1,999)	(0.0)	*
Indices	(510,656)	(0.4)		(317,730)	(0.2)
Interest rates	-	-		(244,873)	(0.2)
Metals	(98,193)	(0.1)		-	-
Total futures contracts - long	840,140	0.5		1,989,334	1.4
FUTURES CONTRACTS - Short:
Appreciation
Agricultural	527,002	0.4		1,124,576	0.8
Energy	183,084	0.1		149,828	0.1
Indices	134,418	0.1		211,668	0.2
Interest rates	2,199,934	1.5		871,757	0.6
Depreciation
Agricultural	(293,637)	(0.2)		(142,842)	(0.1)
Currencies	-	-		(6,157)	(0.0)	*
Energy	(53,043)	(0.0)	*	(255,484)	(0.2)
Indices	(14,951)	(0.0)	*	-	-
Interest rates	(127,881)	(0.1)		(119,864)	(0.1)
Total futures contracts - short	2,554,926	1.8		1,833,482	1.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$3,395,066	2.3		$3,822,816	2.7
FORWARD CONTRACTS - Long:
Australian dollar	$48,626	0.0	*	$23,134	0.0	*
Brazilian real	664,702	0.5		(266,228)	(0.2)
Mexican peso	(272,201)	(0.2)		816,494	0.6
New Zealand dollar	(495,931)	(0.3)		(40,273)	(0.0)	*
South African rand	(397,117)	(0.3)		938,521	0.7
South Korean won	13,845	0.0	*	173,591	0.1
U.K. pound	(687,569)	(0.5)		15,838	0.0	*
Other	(3,489,300)	(2.4)		2,213,486	1.6
Total long forward contracts vs US Dollar	(4,614,945)	(3.2)		3,874,563	2.8
FORWARD CONTRACTS - Short:
Australian dollar	$312,450	0.2		(7,874)	(0.0)	*
Brazilian real	(257,613)	(0.2)		64,994	0.0	*
Mexican peso	172,132	0.1		(135,595)	(0.1)
New Zealand dollar	230,854	0.2		(141,193)	(0.1)
South African rand	186,965	0.1		(50,886)	(0.0)	*
South Korean won	171,395	0.1		(524,329)	(0.4)
U.K. pound	248,046	0.2		(28,071)	(0.0)	*
Other	3,660,368	2.5		(106,964)	(0.1)
Total short forward contracts vs US Dollar	4,724,597	3.2		(929,918)	(0.7)

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		March 31, 2026 (Unaudited)			December 31, 2025
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
Forward contracts - Cross currencies - appreciation		1,165,477	0.8		961,828	0.7
Forward contracts - Cross currencies - depreciation		(1,257,062)	(0.9)		(484,972)	(0.3)
Forward contracts - Metal non US Dollar		657,873	0.6		1,477,072	1.0
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS		$675,940	0.5		$4,898,573	3.5
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $885,399 and $nil, as of March 31, 2026 and December 31, 2025, respectively)		$(58,424)	(0.0)	*	$-	-
Total swap agreements - long		(58,424)	(0.0)	*	-	-
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $231,109 and $11,589,651, and upfront premiums received $nil and $nil, as at March 31, 2026 and December 31, 2025, respectively)		38,036	0.0	*	348,240	0.3
Total swap agreements - short		38,036	0.0	*	348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(20,388)	(0.0)	*	$348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$4,050,618	2.8		$9,069,629	6.5
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long: ~
United States Treasury Bill 3.65% 01/22/26	10,000,000	$-	-		$9,980,215	7.2
United States Treasury Bill 3.58% 02/05/26	25,000,000	-	-		24,916,564	17.8
United States Treasury Bill 3.56% 02/19/26	25,000,000	-	-		24,881,865	17.8
United States Treasury Bill 3.59% 02/26/26	25,000,000	-	-		24,863,450	17.8
United States Treasury Bill 3.57% 04/02/26	5,000,000	4,999,499	3.4		4,955,605	3.6
United States Treasury Bill 3.64% 04/02/26	10,000,000	9,998,997	6.9		-	-
United States Treasury Bill 3.64% 04/09/26	20,000,000	19,983,980	13.8		-	-
United States Treasury Bill 3.61% 06/04/26	25,000,000	24,839,543	17.1		-	-
United States Treasury Bill 3.61% 06/18/26	25,000,000	24,805,325	17.1		-	-
United States Treasury Bill 3.52% 07/23/26	27,000,000	26,696,071	18.4		-	-
United States Treasury Bill 3.50% 08/20/26	10,000,000	9,859,744	6.8		-	-
Total U.S. government securities - long		121,183,159	83.5		89,597,699	64.2
TOTAL INVESTMENT IN SECURITIES (COST $121,189,488 and $89,559,842 as at March 31, 2026 and December 31, 2025, respectively)		$121,183,159	83.5		$89,597,699	64.2

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
INVESTMENT INCOME:
Interest income	$1,304,220	$1,595,184
Other income	14,807	-
Total investment income	$1,319,027	$1,595,184
EXPENSES
Brokerage commissions	69,750	82,266
Interest expense - brokers	70,119	93,604
Administration fees	14,174	30,170
Professional fees	35,560	50,250
Shareholder expenses	28,562	33,325
Other expenses	44,320	52,631
Total expenses	262,485	342,246
Net investment income/(loss)	$1,056,542	$1,252,938
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	17,784,482	266,246
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(44,186)	(67,144)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(5,019,011)	(15,497,227)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(143,094)	508,607
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	12,578,191	(14,789,518)
NET INCOME/(LOSS)	$13,634,733	$(13,536,580)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period)	$3,146.41	$(2,295.26)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	4,333.43	5,897.62

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Limited Partners		General Partner		Total
	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS' CAPITAL - January 1, 2026	$139,461,601	4,379.60	$-	-	$139,461,601	4,379.60
Subscriptions	599,999	18.61	-	-	599,999	18.61
Redemptions	(8,634,956)	(246.00)	-	-	(8,634,956)	(246.00)
Net income/(loss)	13,634,733	-	-	-	13,634,733	-
PARTNERS' CAPITAL - March 31, 2026	$145,061,377	4,152.21	$-	-	$145,061,377	4,152.21
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61
Subscriptions	530,000	19.12	-	-	530,000	19.12
Redemptions	(7,392,812)	(273.95)	-	-	(7,392,812)	(273.95)
Net income/(loss)	(13,536,580)	-	-	-	(13,536,580)	-
PARTNERS' CAPITAL - March 31, 2025	$150,554,062	5,707.78	$-	-	$150,554,062	5,707.78

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$13,634,733	$(13,536,580)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(115,644,756)	(91,231,656)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(984,890)	(1,236,359)
Sales/maturities of investments in securities	85,000,000	92,945,649
Net change in unrealized trading (appreciation)/depreciation on investments in securities	44,186	67,144
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	5,019,011	15,497,227
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	16,799	(426,517)
(Increase)/decrease in interest receivable	12,033	13,125
(Increase)/decrease in net premiums paid on credit default swap agreements	11,358,542	5,806,402
Increase/(decrease) in net premiums received on credit default swap agreements	885,399	(881,742)
Increase/(decrease) in collateral balances – due to broker	(6,542,266)	1,608,418
Increase/(decrease) in accrued expenses and other liabilities	22,648	103,204
Net cash provided by/(used in) operating activities	(7,178,561)	8,728,315
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	599,999	530,000
Payments on redemptions (net of change in redemptions payable)	(11,858,418)	(6,440,196)
Net cash provided by/(used in) financing activities	(11,258,419)	(5,910,196)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(18,436,980)	2,818,119
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	43,392,651	36,618,643
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$24,955,671	$39,436,762
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$67,199	$93,604

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at March 31, 2026, and the results of its operations for the three month periods ended March 31, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Due from brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC ("HSBC") and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at March 31, 2026. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of cash and cash equivalents and restricted cash is described in the table below:

	March 31, 2026	December 31, 2025	March 31, 2025
As at March 31, 2026, December 31, 2025 and March 31, 2025, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$9,010,063	$13,134,376	$5,631,030
Restricted cash	15,945,608	30,258,275	33,805,732
Total cash and cash equivalents and restricted cash	$24,955,671	$43,392,651	$39,436,762

Due to brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at March 31, 2026. The amount included in due to brokers in the Statements of Financial Condition is $Nil and $Nil as at March 31, 2026 and December 31, 2025, respectively.

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

Cash and cash equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at March 31, 2026 and December 31, 2025, the Trading Company maintains cash balances with The Bank of New York Mellon. As at March 31, 2026 and December 31, 2025, the Trading Company held foreign cash balances of $15,094 and $14 with a cost of $13,059 and $12, respectively, which are included in cash and cash equivalents. As at March 31, 2026 and December 31, 2025, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three month periods ended March 31, 2026 and 2025. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Net income/(loss) per unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended March 31, 2026 and 2025.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended March 31, 2026.

Comparative Information — Certain prior year/period figures in the financial statements have been reclassified to conform with the current period presentation.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended March 31, 2026 and December 31, 2025.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three month periods ended March 31, 2026 and 2025.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at March 31, 2026 and December 31, 2025, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at March 31, 2026 and December 31, 2025, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements *
Investments	As at March 31, 2026	Level 1	Level 2	Level 3
Assets
Treasury bills	$121,183,159	$-	$121,183,159	$-
Futures contracts	4,779,429	4,779,429	-	-
Forward contracts	9,333,817	-	9,333,817	-
Swap agreements**	62,607	-	62,607	-
Total Assets	135,359,012	4,779,429	130,579,583	-
Liabilities
Futures contracts	(1,384,363)	(1,384,363)	-	-
Forward contracts	(8,657,877)	-	(8,657,877)	-
Swap agreements**	(82,995)	-	(82,995)	-
Total Liabilities	(10,125,235)	(1,384,363)	(8,740,872)	-
Net Fair Value	$125,233,777	$3,395,066	$121,838,711	$-

	Fair Value Measurements *
Investments	As at December 31, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,597,699	$-	$89,597,699	$-
Futures contracts	5,408,798	5,408,798	-	-
Forward contracts	8,468,234	-	8,468,234	-
Swap agreements**	348,240	-	348,240	-
Total Assets	103,822,971	5,408,798	98,414,173	-
Liabilities
Futures contracts	(1,585,982)	(1,585,982)	-	-
Forward contracts	(3,569,661)	-	(3,569,661)	-
Total Liabilities	(5,155,643)	(1,585,982)	(3,569,661)	-
Net Fair Value	$98,667,328	$3,822,816	$94,844,512	$-

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

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at March 31, 2026 or 2025 based on the levels assigned at December 31, 2025 or 2024.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at March 31, 2026, the Trading Company does not hold any open interest rate swap agreements.

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

As at March 31, 2026 and December 31, 2025, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	March 31, 2026		December 31, 2025
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$-	$-	$138,199	$244,272,000
101-250	-	-	144,195	35,256,000
251-350	-	-	65,846	30,000,000
351-450	38,036	5,000,000	-	-
451+	-	-	-	-
Total	$38,036	$5,000,000	$348,240	$309,528,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at March 31, 2026 and December 31, 2025, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three months ended March 31, 2026 and 2025, the Trading Company traded the following derivative contracts:

	For the three months ended March 31,
Number of contracts traded/settled	2026	2025
Exchange-traded futures contracts	24,687	28,553
Forward contracts	23,719	26,197
Swap agreements	216	339

As at March 31, 2026 and December 31, 2025, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	March 31, 2026	December 31, 2025
Exchange-traded futures contracts	$1,010,343,605	$1,972,977,407
Commodity forwards	$103	$225
Forward contracts	$1,034,209,961	$892,459,991
Swap agreements	$41,558,500	$309,528,000

The trading activity of open future, forward and swap contracts as of March 31, 2026, December 31, 2025 and March 31, 2025 is indicative of the trading activity throughout the periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at March 31, 2026 and December 31, 2025, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at March 31, 2026 and December 31, 2025, may differ from the net liability amounts recorded as at March 31, 2026 and December 31, 2025, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at March 31, 2026 and December 31, 2025, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	March 31, 2026
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$8,433,441	Gross unrealized trading depreciation on open forward contracts	$(8,415,374)
Metals		900,376		(242,503)
Total open forward contracts		9,333,817		(8,657,877)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,401,123	Gross unrealized trading depreciation on open futures contracts	(381,904)
Currencies		40,803		-
Energy		888,813		(250,778)
Indices		158,992		(525,607)
Interest rates		2,199,963		(127,881)
Metals		89,735		(98,193)
Total open futures contracts		4,779,429		(1,384,363)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	62,607	Gross unrealized trading depreciation on open swap agreements	(82,995)
Total open swap agreements		62,607		(82,995)
Total Derivatives		$14,175,853		$(10,125,235)

	December 31, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$6,911,154	Gross unrealized trading depreciation on open forward contracts	$(3,489,653)
Metals		1,557,080		(80,008)
Total open forward contracts		8,468,234		(3,569,661)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,210,182	Gross unrealized trading depreciation on open futures contracts	(639,874)
Currencies		-		(6,157)
Energy		462,866		(257,484)
Indices		1,372,584		(317,730)
Interest rates		919,410		(364,737)
Metals		1,443,756		-
Total open futures contracts		5,408,798		(1,585,982)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	348,240	Gross unrealized trading depreciation on open swap agreements	-
Total open swap agreements		348,240		-
Total Derivatives		$14,225,272		$(5,155,643)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the three months ended March 31,
	2026	2025
	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives*	derivatives*
Forward contracts
Currencies	$7,347,490	$4,890,792
Metals	2,147,148	(118,115)
Net realized trading gains/(losses) on closed contracts/agreements	$9,494,638	$4,772,677
Currencies	$(3,403,434)	$(13,164,454)
Metals	(819,199)	(706,213)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(4,222,633)	$(13,870,667)
Futures contracts
Agricultural	$(490,952)	$54,224
Currencies	(151,455)	(87,214)
Energy	5,912,486	(1,729,796)
Indices	2,593,809	1,258,556
Interest rates	(2,240,284)	(4,464,614)
Metals	3,360,468	1,478,518
Net realized trading gains/(losses) on closed contracts/agreements	$8,984,072	$(3,490,326)
Agricultural	$448,911	$(950,312)
Currencies	46,960	(240,598)
Energy	432,653	(643,057)
Indices	(1,421,469)	(661,972)
Interest rates	1,517,409	(711,405)
Metals	(1,452,214)	1,069,885
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(427,750)	$(2,137,459)
Swap agreements
Credit default swaps	$(741,190)	$(843,368)
Net realized trading gains/(losses) on closed contracts/agreements	$(741,190)	$(843,368)
Credit default swaps	$(368,628)	$510,899
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(368,628)	$510,899

*Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at March 31, 2026 and December 31, 2025, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at March 31, 2026
Open futures contracts
Bank of America Merrill Lynch	$2,137,732	$(720,107)	$1,417,625	$-	$-	$1,417,625
Goldman Sachs	833,911	(151,551)	682,360	-	(626,208)	56,152
J.P. Morgan Chase	1,807,786	(512,705)	1,295,081	-	(12,483)	1,282,598
Total Open futures contracts	$4,779,429	$(1,384,363)	$3,395,066	$-	$(638,691)	$2,756,375
Open forward contracts
BNP Paribas	$1,123,174	$(73,066)	$1,050,108	$-	$-	$1,050,108
BNY Mellon	3,570	(3,570)	-	-	-	-
Citigroup	1,634,151	(1,634,151)	-	-	-	-
HSBC	4,796,223	(4,796,223)	-	-	-	-
J.P. Morgan Chase	900,376	(242,503)	657,873	-	-	657,873
Natwest f/k/a Royal Bank of Scotland	876,323	(876,323)	-	-	-	-
Total Open forward contracts	$9,333,817	$(7,625,836)	$1,707,981	$-	$-	$1,707,981
Open swap agreements
Goldman Sachs	$5,927	$(5,927)	$-	$-	$-	$-
J.P.Morgan Chase	56,680	(42,467)	14,213	-	-	14,213
Total Open swap agreements	$62,607	$(48,394)	$14,213	$-	$-	$14,213
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$3,046,528	$(784,959)	$2,261,569	$-	$-	$2,261,569
Goldman Sachs	1,402,398	(68,823)	1,333,575	-	(746,752)	586,823
J.P. Morgan Chase	959,872	(732,200)	227,672	-	(14,701)	212,971
Total Open futures contracts	$5,408,798	$(1,585,982)	$3,822,816	$-	$(761,453)	$3,061,363
Open forward contracts
BNP Paribas	$745,598	$(181,299)	$564,299	$-	$-	$564,299
BNY Mellon	1,339	-	1,339	-	-	1,339
Citigroup	1,641,721	(778,825)	862,896	-	-	862,896
HSBC	2,713,002	(1,873,431)	839,571	-	-	839,571
J.P. Morgan Chase	1,557,080	(80,008)	1,477,072	-	-	1,477,072
Natwest f/k/a Royal Bank of Scotland	1,809,494	(656,098)	1,153,396	-	-	1,153,396
Total Open forward contracts	$8,468,234	$(3,569,661)	$4,898,573	$-	$-	$4,898,573
Open swap agreements
Barclays	$44,084	$-	$44,084	$-	$-	$44,084
Goldman Sachs	$238,310	-	238,310	-	(238,310)	-
J.P.Morgan Chase	65,846	-	65,846	-	(10,009)	55,837
Total Open swap agreements	$348,240	$-	$348,240	$-	$(248,319)	$99,921

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at March 31, 2026
Open futures contracts
Bank of America Merrill Lynch	$720,107	$(720,107)	$-	$-	$-	$-
Goldman Sachs	151,551	(151,551)	-	-	-	-
J.P. Morgan Chase	512,705	(512,705)	-	-	-	-
Total Open futures contracts	$1,384,363	$(1,384,363)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$73,066	$(73,066)	$-	$-	$-	$-
BNY Mellon	7,378	(3,570)	3,808	-	3,808	-
Citigroup	1,664,609	(1,634,151)	30,458	-	30,458	-
HSBC	5,025,411	(4,796,223)	229,188	-	229,188	-
J.P. Morgan Chase	242,503	(242,503)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,644,910	(876,323)	768,587	-	768,587	-
Total Open forward contracts	$8,657,877	$(7,625,836)	$1,032,041	$-	$1,032,041	$-
Open swap agreements
Barclays	$29,024	$-	$29,024	$-	$29,024	$-
Goldman Sachs	11,504	(5,927)	5,577	-	5,577	-
J.P. Morgan Chase	42,467	(42,467)	-	-	-	-
Total Open swap agreements	$82,995	$(48,394)	$34,601	$-	$34,601	$-
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$784,959	$(784,959)	$-	$-	$-	$-
Goldman Sachs	68,823	(68,823)	-	-	-	-
J.P. Morgan Chase	732,200	(732,200)	-	-	-	-
Total Open futures contracts	$1,585,982	$(1,585,982)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$181,299	$(181,299)	$-	$-	$-	$-
Citigroup	778,825	(778,825)	-	-	-	-
HSBC	1,873,431	(1,873,431)	-	-	-	-
J.P. Morgan Chase	80,008	(80,008)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	656,098	(656,098)	-	-	-	-
Total Open forward contracts	$3,569,661	$(3,569,661)	$-	$-	$-	$-

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three month periods ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Per unit operating performance:
Beginning net asset value	$31,843.46	$28,670.91
Income/(loss) from investment operations:
Net investment income/(loss)	246.52	212.66
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	2,845.96	(2,506.58)
Total income/(loss) from investment operations	3,092.48	(2,293.92)
Ending net asset value	$34,935.94	$26,376.99
Ratios to average partners' capital: (1)
Expenses	0.71%	0.84%
Net investment income/(loss)	2.87%	3.08%
Total return (2)	9.71%	(8.00)%

(1)
Ratios have been annualized.
(2)
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

9. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2026, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of US$125,000 and limited partner redemptions of US$3,256,541.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Form 10-K filed March 30, 2026.

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of March 31, 2026. The Partnership’s capitalization was $ 65,255,567 as of March 31, 2026. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of March 31st
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,102,303.02	1.69%
Bonds	$1,198,518.55	1.84%
Credit	$279,114.37	0.43%
Currencies	$3,563,355.20	5.46%
Energy	$687,110.04	1.05%
Interest rates	$848,234.05	1.30%
Metals	$394,513.06	0.60%
Stock indices	$895,626.22	1.37%
Total*	$8,968,774.52	13.74%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended March 31, 2026:

31-March-26
Ending Equity	$65,255,567

Three months ended March 31, 2026:

Net assets increased $ 2,572,999 for the three months ended March 31, 2026. This increase was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 2,695,392 and a net gain from operations of $ 5,268,391.

Management Fees of $ 510,562 and servicing fees of $ 170,695 were paid or accrued, and interest of $ 593,756 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended March 31, 2026.

The Partnership’s other expenses paid or accrued for the three months ended March 31, 2026 were $ 292,891.

The Partnership ended January with positive returns, with gains from stocks, currencies, credit and commodities trading partially offset by bonds and rates trading. Stocks generated profits as broad-based long exposure across Asia-Pacific and emerging markets indices appreciated. The top performer was a long position in the Korean Kospi Index. Long positions in the FTSE Taiwan Index and the MSCI Emerging Markets Index further contributed to gains. Credit also added to performance, as long credit risk (short CDS positions) in U.S. high-yield and investment-grade issuers generated modest profits. FX trading gained as broad-based short U.S. dollar positioning benefited from a weakening U.S. dollar. Both developed and emerging markets currency pairs appreciated, led by the Mexican peso and Australian dollar. A short position in the Indian rupee was profitable, as the currency experienced its worst month since September 2022. Commodities finished in the black, though results were mixed. Metals and agricultural generated gains—particularly metals—despite precious metals declining toward the end of the month. Long gold and silver positions were the top contributors, while a short cocoa position led in agricultural. Energies proved less favorable, as short exposure to U.S. natural gas generated losses. Bonds and rates trading finished down for January due to short Euribor and long SONIA exposure. Positions further out the curve performed better, as gains from short 10-year Korean bonds partially offset losses from short 2-year German bonds.

The Partnership ended February positive, with gains from currencies, commodities, stocks and bonds and rates trading partially offset by credit trading. Broad-based long exposure across non-U.S. indices proved profitable, particularly in the FTSE 100 Index and Swiss Market Index in Europe. Positions in the Tokyo Stock Price Index and the Thai SET50 Index also generated gains in Asia-Pacific while a long position in the Nasdaq-100 Index generated losses. Credit trading also detracted from performance. Comparatively, all commodity sub-sleeves finished February in the black. Energies led gains, as a short U.S. natural gas position profited and a long crude oil position also generated gains coinciding with seven-month highs in Brent crude prices. Precious metals continued to rise, benefiting the Partnership’s long exposure across the complex. Agricultural were more muted, with gains from a short cocoa position partially offset by a short wheat position, which was subsequently reversed to long. Short U.S. dollar positioning proved profitable as the U.S. dollar continued to weaken. Long positions in the Brazilian real and Chinese renminbi were profitable against the dollar, with a short Indian rupee position slightly offsetting gains. Fixed income trading was mixed, with gains from shorter tenors offsetting losses further out the curve. Long SONIA and SOFR positions generated profits in rates trading, while short positions in Euro-Bund Long-Term Futures (BUXL) and Korean 10-year bonds detracted in longer-dated maturities.

In March, performance was negative for the month, with gains in commodities trading outweighed by losses in currencies, credit, stocks, and bonds and rates trading. Stocks generated losses amid a decline in global risk appetite. Positions in the Swiss Market Index, FTSE 100 Index, and Australian 200 Share Price Index declined, while a short position in the NSE Nifty 50 Index partially offset losses. Credit trading marginally detracted, as long credit risk (short CDS) positions in the iTraxx Europe and iTraxx Crossover indices were adversely impacted by spread widening. Currencies trading was negative overall; however, short positions in Asian currencies—notably the Indian rupee and Japanese yen—proved profitable. These gains were outweighed by long emerging markets positions, which weakened against the U.S. dollar, with long South African rand, Mexican peso and Chilean peso positions representing the largest detractors. Fixed income trading proved challenging, as long bond positions detracted amid rising yields. Positions in Italian, Canadian, and French rates were among the worst performers, while short positions in German, Australian and Korean bonds partially offset losses. Energies trading proved highly accretive, with long positions across oil and distillates markets generating gains. Metals, however, detracted, as long gold and silver positions declined amid a broader sell-off, partially offset by gains from a long aluminum position. Agricultural also generated modest losses, with a short sugar position the largest detractor.

Periods Ended March 31, 2025:

31-March-25
Ending Equity	$65,021,882

Three months ended March 31, 2025:

Net assets decreased $11,239,609 for the three months ended March 31, 2025. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 4,379,413 and a net loss from operations of $ 6,860,196.

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

The Partnership finished the quarter with negative returns in March net of fees, with losses from equities, credit and FX trading outweighing gains in commodity trading and nearly-flat performance from fixed income. The Partnership’s equity positions, many of which had transitioned from long to short by the end of the month, posted losses. Within indices, the worst performers were Sweden’s OM and India’s Nifty, while long positions in South Africa’s All Share and the Hang Seng generated offsetting gains. In FX trading, the Partnership’s short positions against the US dollar, such as the Indian rupee and Swiss franc, experienced losses, while offsetting gains were seen in the Partnership’s positions in the Polish zloty and Brazilian real that were long or moved to long against the US dollar early in the month. In the aggregate, fixed income trading was flat, but there was dispersion in individual positions. Losses were seen in the Partnership’s position on Euro short-term rates, while offsetting gains were seen in the Partnership’s long position in German bonds. Commodities trading finished in positive territory for the Partnership, driven by metals where gold had its largest quarterly rise since 1986 and a long silver position was also a top performer for the Partnership. Comparatively, the Partnership experienced some losses as oil prices continued to fluctuate, though a long US natural gas was also a top performer for the Partnership. Long positions in live and feeder cattle, however, helped generate gains for the Partnership’s agricultural trading, as prices hit new highs

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended March 31, 2026. As of March 31, 2026, the Partnership’s average quarter-end capitalization was $ 65,255,567.

Quarter-Ended March 31, 2026
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,102,303.02	1.69%	$1,102,303.02	$1,102,303.02
Bonds	$1,198,518.55	1.84%	$1,198,518.55	$1,198,518.55
Credit	$279,114.37	0.43%	$279,114.37	$279,114.37
Currencies	$3,563,355.20	5.46%	$3,563,355.20	$3,563,355.20
Energies	$687,110.04	1.05%	$687,110.04	$687,110.04
Interest rates	$848,234.05	1.30%	$848,234.05	$848,234.05
Metals	$394,513.06	0.60%	$394,513.06	$394,513.06
Stock indices	$895,626.22	1.37%	$895,626.22	$895,626.22
Total*	$8,968,774.52	13.74%	$8,968,774.52	$8,968,774.52

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2026. Average capitalization is the Partnership’s average quarter-end capitalization for the three months ended March 31, 2026.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2026, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Germany, Australia, Japan, and Italy. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of March 31, 2026 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Indian Rupee, Brazilian Real, South Korean Won and Norwegian Krone.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of March 31, 2026, the Partnership’s primary exposures were in the Nifty index, Korean Kopsi index, Taiwan MSCI index, MSCI Emerging Markets index, and MSCI EAFE index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of March 31, 2026, the Partnership’s primary metals market exposures were in Aluminum, gold, Platinum and Silver.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, Coffee, Wheat and Cocoa accounted for the substantial bulk of the Partnership’s commodities exposure as of March 31, 2026.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of March 31, 2026, the main exposures were in Crude Oil, US Natural Gas, Heating Oil and Gasoline.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2026.

Foreign Currency Balances. The Partnership’s primary foreign currency balance is in the Japanese Yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Positions and Investments in Treasury Bills. The Partnership’s only market exposure in instruments held other than for trading is in its cash portfolio. The Partnership holds only cash in U.S. Treasury Bills and interest-bearing accounts. This cash is placed with highly rated counterparties with a priority placed on preservation of capital and reputation (i.e., appropriate level of credit risk, market risk and reputation risk) and liquidity (i.e., appropriate level of liquidity risk) with durations no longer than 1 year.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended March 31, 2026:

Date of Subscription: (first business day)	Class A-1 Units Amount Subscribed:	Class A-2 Units Amount Subscribed:	Class B-1 Units Amount Subscribed:
January 2026	$—	$—	$—
February 2026	$—	$—	$—
March 2026	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended March 31, 2026:

Date of Redemption: (last business day)	Class A-1 Units Amount Redeemed:	Class A-2 Units Amount Redeemed:	Class B-1 Units Amount Redeemed:
January 2026	$—	$83,026	$—
February 2026	$86,806	$—	$—
March 2026	$2,261,621	$—	$263,939
TOTAL	$2,348,427	$83,026	$263,939

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Effective as of May 13, 2026, the General Partner caused Section 7.6 of the Seventh Amended Limited Partnership Agreement to be amended in accordance with Section 10.2(a) of the Limited Partnership Agreement to update the method by which the Partnership makes distribution payments from checks to wire transfers. An executed copy of the Eighth Amended Limited Partnership Agreement in its entirety is filed under Item 6 of this report and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are included herewith:

Designation	Description

4.1	Eighth Amended Limited Partnership Agreement of Man-AHL Diversified I L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2026.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond
President and Principal Executive Officer

By:	/s/ Mark Bilancieri
Principal Financial Officer