Form 10-Q
period 2026-06-30
MAN AHL DIVERSIFIED I LP
filed 2026-08-14
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At June 30, 2026 (unaudited) and December 31, 2025
(b)
For the three month periods ended June 30, 2026 and 2025 (unaudited) and for the six month periods ended June 30, 2026 and 2025 (unaudited)
(c)
For the six month periods ended June 30, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT June 30, 2026 AND December 31, 2025

	June 30, 2026
	(Unaudited)		December 31, 2025
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$64,851,593		$63,198,317
Due from Man-AHL Diversified Trading Company L.P.	933,568		820,090
Total assets	$65,785,161		$64,018,407
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$933,568		$820,090
Management fees payable	162,005		157,392
Servicing fees payable	54,158		52,621
Accrued expenses and other liabilities	233,750		305,736
Total liabilities	1,383,481		1,335,839
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at June 30, 2026 and December 31, 2025)	1,070,336		956,854
Limited Partners - Class A Series 1 (7,219.61 and 7,997.79 units outstanding as at June 30, 2026 and December 31, 2025, respectively)	41,461,863		41,061,106
Limited Partners - Class A Series 2 (314.69 and 357.30 units outstanding as at June 30, 2026 and December 31, 2025, respectively)	2,243,604		2,263,038
Limited Partners - Class B Series 1 (3,417.55 and 3,584.38 units outstanding as at June 30, 2026 and December 31, 2025, respectively)	19,625,877		18,401,570
Total partners' capital	64,401,680		62,682,568
Total liabilities and partners' capital	$65,785,161		$64,018,407
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$5,742.95	*	$5,134.05	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$7,129.45	*	$6,333.74	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$5,742.69	*	$5,133.83	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$584,695	$614,605	$1,178,451	$1,323,746
Other income	-	-	6,724	—
Brokerage commissions	(26,675)	(29,679)	(58,454)	(66,271)
Interest expense - brokers	(24,288)	(20,285)	(56,090)	(61,970)
Administration fees	(6,363)	(11,065)	(12,817)	(24,482)
Professional fees	(16,080)	(21,727)	(32,261)	(44,064)
Shareholder expenses	(12,094)	(14,409)	(25,091)	(29,223)
Other expenses	(19,336)	(17,842)	(39,496)	(41,117)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	479,859	499,598	960,966	1,056,619
PARTNERSHIP EXPENSES:
Management fees	493,211	440,098	1,003,773	968,472
Servicing fees	164,888	147,092	335,583	323,660
Professional fees	102,744	61,000	217,301	95,024
Other expenses	55,813	61,330	114,774	165,830
Total partnership expenses	816,656	709,520	1,671,431	1,552,986
Net investment income/(loss)	(336,797)	(209,922)	(710,465)	(496,367)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	4,597,389	(7,816,067)	12,684,444	(7,650,502)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(4,897)	88	(27,360)	(35,997)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(2,111,489)	4,029,688	(4,468,900)	(2,900,136)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(49,819)	118,322	(114,941)	344,915
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	2,431,184	(3,667,969)	8,073,243	(10,241,720)
NET INCOME/(LOSS)	$2,094,387	$(3,877,891)	$7,362,778	$(10,738,087)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period):
CLASS A Series 1	$178.86	$(259.81)	$617.83	$(715.25)
CLASS A Series 2	$249.72	$(299.98)	$823.06	$(824.85)
CLASS B Series 1	$179.56	$(263.33)	$612.31	$(714.00)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	7,712.34	9,963.89	7,943.26	10,199.20
CLASS A Series 2	328.00	382.26	338.51	380.16
CLASS B Series 1	3,525.59	4,275.23	3,554.73	4,383.17

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED June 30, 2026 AND 2025

	Class A Series 1				Class A Series 2		Class B Series 1
	General Partner		Limited Partners		Limited Partners		Limited Partners		Total
	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS’ CAPITAL January 1, 2026	$956,854	186.37	$41,061,106	7,997.79	$2,263,038	357.30	$18,401,570	3,584.38	$62,682,568	12,125.84
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	(4,393,316)	(778.18)	(298,049)	(42.61)	(952,301)	(166.83)	(5,643,666)	(987.62)
Net income/(loss)	113,482	-	4,794,073	-	278,615	-	2,176,608	-	7,362,778	-
PARTNERS’ CAPITAL June 30, 2026	$1,070,336	186.37	$41,461,863	7,219.61	$2,243,604	314.69	$19,625,877	3,417.55	$64,401,680	11,138.22
PARTNERS’ CAPITAL January 1, 2025	$907,432	186.37	$51,190,365	10,513.79	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	(4,819,866)	(1,093.31)	-	-	(1,588,357)	(368.85)	(6,408,223)	(1,462.16)
Net income/(loss)	(131,759)	-	(7,163,186)	-	(313,576)	-	(3,129,566)	-	(10,738,087)	-
PARTNERS’ CAPITAL June 30, 2025	$775,673	186.37	$39,207,313	9,420.48	$1,929,039	378.07	$17,203,156	4,133.63	$59,115,181	14,118.55

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$7,362,778	$(10,738,087)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Sales of investments in Man-AHL Diversified Trading Company L.P.	7,267,455	8,102,562
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(9,034,209)	9,185,101
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	4,613	(42,869)
Increase/(decrease) in servicing fees payable	1,537	(14,312)
Increase/(decrease) in accrued expenses and other liabilities	(71,986)	(35,114)
Net cash provided by/(used in) operating activities	5,530,188	6,457,281
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on redemptions (net of change in redemptions payable)	(5,530,188)	(6,457,281)
Net cash provided by/(used in) financing activities	(5,530,188)	(6,457,281)
NET INCREASE/(DECREASE) IN CASH	-	-

CASH - Beginning of period	-	-
CASH - End of period	$-	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at June 30, 2026, and the results of its operations for the three and six month periods ended June 30, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025. The December 31, 2025, information has been derived from the audited financial statements as of December 31, 2025.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, individual retirement accounts and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at June 30, 2026 and 2025.

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

As at June 30, 2026 and December 31, 2025, the Partnership owned 1,776.70 and 1,984.83 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at June 30, 2026 and December 31, 2025 was 44.72% and 45.32%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at June 30, 2026 and December 31, 2025, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and six month periods ended June 30, 2026 and 2025, no incentive fees were earned by the Advisor.

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

Net income/(loss) per unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, or Class B Series 1, partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2026 and 2025.

Income taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2026 and 2025. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the six months ended June 30, 2026.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2026 and 2025.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and six month periods ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026			For the three months ended June 30, 2025
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,564.71	$6,886.57	$5,564.46	$4,423.16	$5,405.67	$4,422.97
Income/(loss) from investment operations:
Net investment income/(loss)	(29.87)	(14.38)	(29.80)	(14.84)	(2.59)	(14.85)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	208.11	257.26	208.03	(246.40)	(300.72)	(246.37)
Total income/(loss) from investment operations	178.24	242.88	178.23	(261.24)	(303.31)	(261.22)
Ending net asset value	$5,742.95	$7,129.45	$5,742.69	$4,161.92	$5,102.36	$4,161.75
Ratios to average limited partners' capital [1]:
Total expenses excluding incentive fees	5.65%	4.31%	5.64%	5.50%	4.27%	5.50%
Incentive Fees	-	-	-	-	-	-
Total expenses including incentive fees	5.65%	4.31%	5.64%	5.50%	4.27%	5.50%
Net investment income/(loss)	(2.09)%	(0.81)%	(2.09)%	(1.43)%	(0.20)%	(1.43)%
Total return[2]:
Total return before incentive fees	3.20%	3.53%	3.20%	(5.91)%	(5.61)%	(5.91)%
Incentive Fees	-	-	-	-	-	-
Total return after incentive fees	3.20%	3.53%	3.20%	(5.91)%	(5.61)%	(5.91)%

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,134.05	$6,333.74	$5,133.83	$4,868.88	$5,931.78	$4,868.67
Income/(loss) from investment operations:
Net investment income/(loss)	(61.48)	(31.28)	(61.19)	(33.80)	(8.29)	(34.20)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	670.38	826.99	670.05	(673.16)	(821.13)	(672.72)
Total income/(loss) from investment operations	608.90	795.71	608.86	(706.96)	(829.42)	(706.92)
Ending net asset value	$5,742.95	$7,129.45	$5,742.69	$4,161.92	$5,102.36	$4,161.75
Ratios to average limited partners' capital[1]:
Total expenses excluding incentive fees	5.77%	4.43%	5.75%	5.51%	4.31%	5.57%
Incentive Fees	-	-	-	-	-	-
Total expenses including incentive fees	5.77%	4.43%	5.75%	5.51%	4.31%	5.57%
Net investment income/(loss)	(2.19)%	(0.90)%	(2.18)%	(1.53)%	(0.31)%	(1.55)%
Total return[2]:
Total return before incentive fees	11.86%	12.56%	11.86%	(14.52)%	(13.98)%	(14.52)%
Incentive Fees	-	-	-	-	-	-
Total return after incentive fees	11.86%	12.56%	11.86%	(14.52)%	(13.98)%	(14.52)%

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

7. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2026, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of US$Nil and limited partner redemptions of US$394,525.

The General Partner has evaluated the impact of subsequent events on the Partnership, through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

MAN-AHL Diversified Trading Company L.P.

(A Delaware Limited Partnership)

Financial Statements

(a)
At June 30, 2026 (unaudited) and December 31, 2025
(b)
For the three month periods ended June 30, 2026 and 2025 (unaudited) and for the six month periods ended June 30, 2026 and 2025 (unaudited)
(c)
For the six month periods ended June 30, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT June 30, 2026 AND December 31, 2025

	June 30, 2026
	(Unaudited)		December 31, 2025
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$176,208		$3,822,816
Net unrealized trading appreciation on open forward contracts	1,632,728		4,898,573
Net unrealized trading appreciation on open swap agreements	220,022		348,240
Net premiums paid on credit default swap agreements	11,506,286		11,589,651
Due from brokers	642,996		21,695
Restricted cash	34,916,027		30,258,275
Total equity in trading accounts	49,094,267		50,939,250
Cash and cash equivalents	1,584,029		13,134,376
Investments in securities, at fair value (cost: $106,181,591 and $89,559,842 as at June 30, 2026 and December 31, 2025, respectively)	106,162,415		89,597,699
Interest receivable	43,787		47,797
Total assets	$156,884,498		$153,719,122
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open futures contracts	$1,897,056		$-
Net unrealized trading depreciation on open forward contracts	771,244		-
Net premiums received on credit default swap agreements	626,412		-
Due to brokers	739,816		-
Collateral balances – due to broker	6,596,214		7,180,956
Redemptions payable to Man-AHL Diversified I L.P.	933,568		820,090
Redemptions payable to Man-AHL Diversified II L.P.	114,838		6,007,615
Accrued expenses and other liabilities	192,937		248,860
Total liabilities	$11,872,085		$14,257,521
PARTNERS’ CAPITAL:
Limited Partners (3,973.39 and 4,379.60 units outstanding as at June 30, 2026 and December 31, 2025, respectively)	145,012,413		139,461,601
Total partners’ capital	145,012,413		139,461,601
Total liabilities and partners' capital	$156,884,498		$153,719,122
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$36,495.89	*	$31,843.46	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS AT June 30, 2026 AND December 31, 2025

	June 30, 2026 (Unaudited)			December 31, 2025
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Appreciation
Agricultural	$70,584	0.0	*	$85,606	0.1
Currencies	176,986	0.1		-	-
Energy	87,074	0.1		313,037	0.2
Indices	836,899	0.6		1,160,916	0.8
Interest rates	112,411	0.1		47,653	0.1
Metals	-	-		1,443,756	1.0
Depreciation
Agricultural	(187,804)	(0.1)		(497,032)	(0.4)
Energy	(538,883)	(0.4)		(1,999)	(0.0)	*
Indices	(109,560)	(0.1)		(317,730)	(0.2)
Interest rates	(8,788)	(0.0)	*	(244,873)	(0.2)
Metals	(445,830)	(0.3)		-	-
Total futures contracts - long	(6,911)	(0.0)	*	1,989,334	1.4
FUTURES CONTRACTS - Short:
Appreciation
Agricultural	182,426	0.1		1,124,576	0.8
Energy	135,540	0.1		149,828	0.1
Indices	167,616	0.1		211,668	0.2
Interest rates	328,714	0.3		871,757	0.6
Metals	22,380	0.0	*	-	-
Depreciation
Agricultural	(1,127,408)	(0.8)		(142,842)	(0.1)
Currencies	-	-		(6,157)	(0.0)	*
Energy	(237,229)	(0.2)		(255,484)	(0.2)
Indices	-	-		-	-
Interest rates	(1,185,976)	(0.8)		(119,864)	(0.1)
Total futures contracts - short	(1,713,937)	(1.2)		1,833,482	1.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FUTURES CONTRACTS	$(1,720,848)	(1.2)		$3,822,816	2.7
FORWARD CONTRACTS - Long:
Australian dollar	$(474,324)	(0.3)		$23,134	0.0	*
Brazilian real	(395,436)	(0.3)		(266,228)	(0.2)
Mexican peso	(135,860)	(0.1)		816,494	0.6
New Zealand dollar	(39,329)	(0.0)	*	(40,273)	(0.0)	*
South African rand	51,410	0.0	*	938,521	0.7
South Korean won	(48,183)	(0.0)	*	173,591	0.1
U.K. pound	(21,004)	(0.0)	*	15,838	0.0	*
Other	(885,839)	(0.6)		2,213,486	1.6
Total long forward contracts vs US Dollar	(1,948,565)	(1.3)		3,874,563	2.8
FORWARD CONTRACTS - Short:
Australian dollar	$109,110	0.1		(7,874)	(0.0)	*
Brazilian real	81,960	0.1		64,994	0.0	*
Mexican peso	5,639	0.0	*	(135,595)	(0.1)
New Zealand dollar	397,378	0.3		(141,193)	(0.1)
South African rand	(1,536)	(0.0)	*	(50,886)	(0.0)	*
South Korean won	314,612	0.2		(524,329)	(0.4)
U.K. pound	47,106	0.0	*	(28,071)	(0.0)	*
Other	2,689,236	1.9		(106,964)	(0.1)
Total short forward contracts vs US Dollar	3,643,505	2.6		(929,918)	(0.7)

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		June 30, 2026 (Unaudited)			December 31, 2025
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
Forward contracts - Cross currencies - appreciation		477,011	0.3		961,828	0.7
Forward contracts - Cross currencies - depreciation		(620,193)	(0.4)		(484,972)	(0.3)
Forward contracts - Metal non US Dollar		(690,274)	(0.6)		1,477,072	1.0
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS		$861,484	0.6		$4,898,573	3.5
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $626,412 and $nil, as of June 30, 2026 and December 31, 2025, respectively)		$157	0.0	*	$-	-
Total swap agreements - long		157	0.0	*	-	-
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $11,506,286 and $11,589,651, and upfront premiums received $nil and $nil, as at June 30, 2026 and December 31, 2025, respectively)		219,865	0.2		348,240	0.3
Total swap agreements - short		219,865	0.2		348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$220,022	0.2		$348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$(639,342)	(0.4)		$9,069,629	6.5
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long: ~
United States Treasury Bill 3.65% 01/22/26	10,000,000	$-	-		$9,980,215	7.2
United States Treasury Bill 3.58% 02/05/26	25,000,000	-	-		24,916,564	17.8
United States Treasury Bill 3.56% 02/19/26	25,000,000	-	-		24,881,865	17.8
United States Treasury Bill 3.59% 02/26/26	25,000,000	-	-		24,863,450	17.8
United States Treasury Bill 3.57% 04/02/26	5,000,000	-	-		4,955,605	3.6
United States Treasury Bill 3.60% 07/23/26	27,000,000	26,940,920	18.6		-	-
United States Treasury Bill 3.64% 08/20/26	25,000,000	24,872,409	17.1		-	-
United States Treasury Bill 3.64% 09/17/26	20,000,000	19,842,259	13.7		-	-
United States Treasury Bill 3.61% 11/05/26	15,000,000	14,801,526	10.2		-	-
United States Treasury Bill 3.62% 11/19/26	20,000,000	19,705,301	13.6		-	-
Total U.S. government securities - long		106,162,415	73.2		89,597,699	64.2
TOTAL INVESTMENT IN SECURITIES (COST $106,181,591 and $89,559,842 as at June 30, 2026 and December 31, 2025, respectively)		$106,162,415	73.2		$89,597,699	64.2

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

For the three AND SIX month periods ended June 30, 2026 and 2025

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest income	$1,293,196	$1,421,286	$2,597,416	$3,016,470
Other income	-	-	14,807	-
Total investment income	$1,293,196	$1,421,286	$2,612,223	$3,016,470
EXPENSES
Brokerage commissions	59,035	68,664	128,785	150,930
Interest expense - brokers	53,762	46,943	123,881	140,547
Administration fees	14,073	25,588	28,247	55,758
Professional fees	35,560	50,250	71,120	100,500
Shareholder expenses	26,750	33,325	55,312	66,650
Other expenses	42,753	41,278	87,073	93,909
Total expenses	231,933	266,048	494,418	608,294
Net investment income/(loss)	$1,061,263	$1,155,238	$2,117,805	$2,408,176
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/ agreements and foreign currency transactions	10,170,407	(17,999,144)	27,954,889	(17,732,898)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(12,847)	(22,802)	(57,033)	(89,946)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	(4,689,960)	9,335,274	(9,708,971)	(6,161,953)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	(111,087)	289,069	(254,181)	797,676
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	5,356,513	(8,397,603)	17,934,704	(23,187,121)
NET INCOME/(LOSS)	$6,417,776	$(7,242,365)	$20,052,509	$(20,778,945)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period)	$1,575.28	$(1,280.43)	$9,789.93	$(3,596.47)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	4,074.05	5,656.20	2,048.28	5,777.60

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED June 30, 2026 AND 2025

	Limited Partners		General Partner		Total
	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS' CAPITAL - January 1, 2026	$139,461,601	4,379.60	$-	-	$139,461,601	4,379.60
Subscriptions	850,001	25.58	-	-	850,001	25.58
Redemptions	(15,351,698)	(431.79)	-	-	(15,351,698)	(431.79)
Net income/(loss)	20,052,509	-	-	-	20,052,509	-
PARTNERS' CAPITAL - June 30, 2026	$145,012,413	3,973.39	$-	-	$145,012,413	3,973.39
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61
Subscriptions	1,229,999	47.00	-	-	1,229,999	47.00
Redemptions	(12,475,854)	(479.89)	-	-	(12,475,854)	(479.89)
Net income/(loss)	(20,778,945)	-	-	-	(20,778,945)	-
PARTNERS' CAPITAL - June 30, 2025	$138,928,654	5,529.72	$-	-	$138,928,654	5,529.72

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six month periods ended June 30, 2026 and 2025

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$20,052,509	$(20,778,945)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(184,572,029)	(120,698,811)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(2,025,914)	(2,360,361)
Sales/maturities of investments in securities	169,976,194	140,723,099
Net change in unrealized trading (appreciation)/depreciation on investments in securities	57,033	89,946
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	9,708,971	6,161,953
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(621,301)	127,372
(Increase)/decrease in interest receivable	4,010	22,892
(Increase)/decrease in net premiums paid on credit default swap agreements	83,365	3,756,785
Increase/(decrease) in net premiums received on credit default swap agreements	626,412	(2,041,521)
Increase/(decrease) in due to brokers	739,816	125,588
Increase/(decrease) in collateral balances – due to broker	(584,742)	1,760,834
Increase/(decrease) in accrued expenses and other liabilities	(55,923)	116,605
Net cash provided by/(used in) operating activities	13,388,401	7,005,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	850,001	1,229,999
Payments on redemptions (net of change in redemptions payable)	(21,130,997)	(12,160,625)
Net cash provided by/(used in) financing activities	(20,280,996)	(10,930,626)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,892,595)	(3,925,190)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	43,392,651	36,618,643
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$36,500,056	$32,693,453
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$123,462	$140,547

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at June 30, 2026, and the results of its operations for the three and six month periods ended June 30, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Due from brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC (“HSBC”) and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at June 30, 2026. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of cash and cash equivalents and restricted cash is described in the table below:

	June 30, 2026	December 31, 2025	June 30, 2025
As at June 30, 2026, December 31, 2025 and June 30, 2025, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$1,584,029	$13,134,376	$4,957,096
Restricted cash	34,916,027	30,258,275	27,736,357
Total cash and cash equivalents and restricted cash	$36,500,056	$43,392,651	$32,693,453

Due to brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at June 30, 2026. The amount included in due to brokers in the Statements of Financial Condition is $739,816 and $Nil as at June 30, 2026 and December 31, 2025, respectively.

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

Cash and cash equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at June 30, 2026 and December 31, 2025, the Trading Company maintains cash balances with The Bank of New York Mellon. As at June 30, 2026 and December 31, 2025, the Trading Company held foreign cash balances of $14,567 and $14 with a cost of $12,749 and $12, respectively, which are included in cash and cash equivalents. As at June 30, 2026 and December 31, 2025, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and six month periods ended June 30, 2026 and 2025. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2022.

Net income/(loss) per unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended June 30, 2026 and 2025.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended June 30, 2026.

Comparative Information — Certain prior year/period figures in the financial statements have been reclassified to conform with the current period presentation.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended June 30, 2026 and December 31, 2025.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and six month periods ended June 30, 2026 and 2025.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at June 30, 2026 and December 31, 2025, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at June 30, 2026 and December 31, 2025, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements *
Investments	As at June 30, 2026	Level 1	Level 2	Level 3
Assets
Treasury bills	$106,162,415	$-	$106,162,415	$-
Futures contracts	2,120,630	2,120,630	-	-
Forward contracts	6,568,153	-	6,568,153	-
Swap agreements**	224,065	-	224,065	-
Total Assets	115,075,263	2,120,630	112,954,633	-
Liabilities
Futures contracts	(3,841,478)	(3,841,478)	-	-
Forward contracts	(5,706,669)	-	(5,706,669)	-
Swap agreements**	(4,043)	-	(4,043)	-
Total Liabilities	(9,552,190)	(3,841,478)	(5,710,712)	-
Net Fair Value	$105,523,073	$(1,720,848)	$107,243,921	$-

	Fair Value Measurements *
Investments	As at December 31, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,597,699	$-	$89,597,699	$-
Futures contracts	5,408,798	5,408,798	-	-
Forward contracts	8,468,234	-	8,468,234	-
Swap agreements**	348,240	-	348,240	-
Total Assets	103,822,971	5,408,798	98,414,173	-
Liabilities
Futures contracts	(1,585,982)	(1,585,982)	-	-
Forward contracts	(3,569,661)	-	(3,569,661)	-
Total Liabilities	(5,155,643)	(1,585,982)	(3,569,661)	-
Net Fair Value	$98,667,328	$3,822,816	$94,844,512	$-

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

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at June 30, 2026 or 2025 based on the levels assigned at December 31, 2025 or 2024.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at June 30, 2026, the Trading Company does not hold any open interest rate swap agreements.

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

As at June 30, 2026 and December 31, 2025, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	June 30, 2026		December 31, 2025
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$64,668	$245,686,000	$138,199	$244,272,000
101-250	95,818	34,278,000	144,195	35,256,000
251-350	59,379	30,000,000	65,846	30,000,000
351-450	-	-	-	-
451+	-	-	-	-
Total	$219,865	$309,964,000	$348,240	$309,528,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at June 30, 2026 and December 31, 2025, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and six months ended June 30, 2026 and 2025, the Trading Company traded the following derivative contracts:

	For the three months ended June 30,		For the six months ended June 30,
Number of contracts traded/settled	2026	2025	2026	2025
Exchange-traded futures contracts	16,475	22,834	41,162	51,387
Forward contracts	19,755	28,116	43,474	54,313
Swap agreements	187	208	403	547

As at June 30, 2026 and December 31, 2025, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	June 30, 2026	December 31, 2025
Exchange-traded futures contracts	$1,259,342,007	$1,972,977,407
Commodity forwards	$138	$225
Forward contracts	$772,289,967	$892,459,991
Swap agreements	$315,677,000	$309,528,000

The trading activity of open future, forward and swap contracts as of June 30, 2026, December 31, 2025 and June 30, 2025 is indicative of the trading activity throughout the periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at June 30, 2026 and December 31, 2025, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at June 30, 2026 and December 31, 2025, may differ from the net liability amounts recorded as at June 30, 2026 and December 31, 2025, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at June 30, 2026 and December 31, 2025, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	June 30, 2026
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$6,255,231	Gross unrealized trading depreciation on open forward contracts	$(4,703,473)
Metals		312,922		(1,003,196)
Total open forward contracts		6,568,153		(5,706,669)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	253,010	Gross unrealized trading depreciation on open futures contracts	(1,315,212)
Currencies		176,986		-
Energy		222,614		(776,112)
Indices		1,004,515		(109,560)
Interest rates		441,125		(1,194,764)
Metals		22,380		(445,830)
Total open futures contracts		2,120,630		(3,841,478)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	224,065	Gross unrealized trading depreciation on open swap agreements	(4,043)
Total open swap agreements		224,065		(4,043)
Total Derivatives		$8,912,848		$(9,552,190)

	December 31, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	$6,911,154	Gross unrealized trading depreciation on open forward contracts	$(3,489,653)
Metals		1,557,080		(80,008)
Total open forward contracts		8,468,234		(3,569,661)
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	1,210,182	Gross unrealized trading depreciation on open futures contracts	(639,874)
Currencies		-		(6,157)
Energy		462,866		(257,484)
Indices		1,372,584		(317,730)
Interest rates		919,410		(364,737)
Metals		1,443,756		-
Total open futures contracts		5,408,798		(1,585,982)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	348,240	Gross unrealized trading depreciation on open swap agreements	-
Total open swap agreements		348,240		-
Total Derivatives		$14,225,272		$(5,155,643)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives*	derivatives*	derivatives*	derivatives*
Forward contracts
Currencies	$3,974,670	$(6,767,999)	$11,322,160	$(1,877,207)
Metals	859,037	(651,865)	3,006,185	(769,980)
Net realized trading gains/(losses) on closed contracts/agreements	$4,833,707	$(7,419,864)	$14,328,345	$(2,647,187)
Currencies	$1,533,691	$4,492,567	$(1,869,743)	$(8,671,887)
Metals	(1,348,147)	194,011	(2,167,346)	(512,202)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$185,544	$4,686,578	$(4,037,089)	$(9,184,089)
Futures contracts
Agricultural	$(658,198)	$(965,661)	$(1,149,150)	$(911,437)
Currencies	87,229	172,180	(64,226)	84,966
Energy	(1,269,645)	(2,570,873)	4,642,841	(4,300,669)
Indices	4,651,401	(7,031,986)	7,245,210	(5,773,430)
Interest rates	2,495,981	(1,843,401)	255,697	(6,308,015)
Metals	(769,520)	1,145,151	2,590,948	2,623,669
Net realized trading gains/(losses) on closed contracts/agreements	$4,537,248	$(11,094,590)	$13,521,320	$(14,584,916)
Agricultural	$(2,081,421)	$1,496,143	$(1,632,510)	$545,831
Currencies	136,183	165,359	183,143	(75,239)
Energy	(1,191,533)	571,136	(758,880)	(71,921)
Indices	1,261,570	3,037,642	(159,899)	2,375,670
Interest rates	(2,825,721)	(340,035)	(1,308,312)	(1,051,440)
Metals	(414,992)	(1,075,684)	(1,867,206)	(5,799)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(5,115,914)	$3,854,561	$(5,543,664)	$1,717,102
Swap agreements
Credit default swaps	$751,645	$138,988	$10,455	$(704,380)
Net realized trading gains/(losses) on closed contracts/agreements	$751,645	$138,988	$10,455	$(704,380)
Credit default swaps	$240,410	$794,135	$(128,218)	$1,305,034
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$240,410	$794,135	$(128,218)	$1,305,034

*Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at June 30, 2026 and December 31, 2025, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at June 30, 2026
Open futures contracts
Bank of America Merrill Lynch	$780,766	$(780,766)	$-	$-	$-	$-
Goldman Sachs	444,098	(267,890)	176,208	-	(176,208)	-
J.P. Morgan Chase	895,766	(895,766)	-	-	-	-
Total Open futures contracts	$2,120,630	$(1,944,422)	$176,208	$-	$(176,208)	$-
Open forward contracts
BNP Paribas	$608,677	$(608,677)	$-	$-	$-	$-
BNY Mellon	4,433	(4,433)	-	-	-	-
Citigroup	999,763	(916,064)	83,699	-	-	83,699
HSBC	3,655,989	(2,615,445)	1,040,544	-	-	1,040,544
J.P. Morgan Chase	312,922	(312,922)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	986,369	(477,884)	508,485	-	-	508,485
Total Open forward contracts	$6,568,153	$(4,935,425)	$1,632,728	$-	$-	$1,632,728
Open swap agreements
Barclays	$30,151	$(1,074)	$29,077	$-	$-	$29,077
Goldman Sachs	$134,535	$(2,969)	$131,566	$-	(131,566)	$-
J.P.Morgan Chase	59,379	-	59,379	-	(59,379)	-
Total Open swap agreements	$224,065	$(4,043)	$220,022	$-	$(190,945)	$29,077
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$3,046,528	$(784,959)	$2,261,569	$-	$-	$2,261,569
Goldman Sachs	1,402,398	(68,823)	1,333,575	-	(746,752)	586,823
J.P. Morgan Chase	959,872	(732,200)	227,672	-	(14,701)	212,971
Total Open futures contracts	$5,408,798	$(1,585,982)	$3,822,816	$-	$(761,453)	$3,061,363
Open forward contracts
BNP Paribas	$745,598	$(181,299)	$564,299	$-	$-	$564,299
BNY Mellon	1,339	-	1,339	-	-	1,339
Citigroup	1,641,721	(778,825)	862,896	-	-	862,896
HSBC	2,713,002	(1,873,431)	839,571	-	-	839,571
J.P. Morgan Chase	1,557,080	(80,008)	1,477,072	-	-	1,477,072
Natwest f/k/a Royal Bank of Scotland	1,809,494	(656,098)	1,153,396	-	-	1,153,396
Total Open forward contracts	$8,468,234	$(3,569,661)	$4,898,573	$-	$-	$4,898,573
Open swap agreements
Barclays	$44,084	$-	$44,084	$-	$-	$44,084
Goldman Sachs	$238,310	-	238,310	-	(238,310)	-
J.P.Morgan Chase	65,846	-	65,846	-	(10,009)	55,837
Total Open swap agreements	$348,240	$-	$348,240	$-	$(248,319)	$99,921

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at June 30, 2026
Open futures contracts
Bank of America Merrill Lynch	$2,174,560	$(780,766)	$1,393,794	$-	$(1,393,794)	$-
Goldman Sachs	267,890	(267,890)	-	-	-	-
J.P. Morgan Chase	1,399,028	(895,766)	503,262	-	(503,262)	-
Total Open futures contracts	$3,841,478	$(1,944,422)	$1,897,056	$-	$(1,897,056)	$-
Open forward contracts
BNP Paribas	$688,561	$(608,677)	$79,884	$-	$(79,884)	$-
BNY Mellon	5,519	(4,433)	1,086	-	(1,086)	-
Citigroup	916,064	(916,064)		-	-	-
HSBC	2,615,445	(2,615,445)	-	-	-	-
J.P. Morgan Chase	1,003,196	(312,922)	690,274	-	(690,274)	-
Natwest f/k/a Royal Bank of Scotland	477,884	(477,884)	-	-	-	-
Total Open forward contracts	$5,706,669	$(4,935,425)	$771,244	$-	$(771,244)	$-
Open swap agreements
Barclays	$1,074	$(1,074)	$-	$-	$-	$-
Goldman Sachs	2,969	(2,969)	-	-	-	-
Total Open swap agreements	$4,043	$4,043	$-	$-	$-	$-
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$784,959	$(784,959)	$-	$-	$-	$-
Goldman Sachs	68,823	(68,823)	-	-	-	-
J.P. Morgan Chase	732,200	(732,200)	-	-	-	-
Total Open futures contracts	$1,585,982	$(1,585,982)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$181,299	$(181,299)	$-	$-	$-	$-
Citigroup	778,825	(778,825)	-	-	-	-
HSBC	1,873,431	(1,873,431)	-	-	-	-
J.P. Morgan Chase	80,008	(80,008)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	656,098	(656,098)	-	-	-	-
Total Open forward contracts	$3,569,661	$(3,569,661)	$-	$-	$-	$-

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and six month periods ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Per unit operating performance:
Beginning net asset value	$34,935.94	$26,376.99	$31,843.46	$28,670.91
Income/(loss) from investment operations:
Net investment income/(loss)	261.38	205.23	507.90	417.89
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	1,298.57	(1,458.23)	4,144.53	(3,964.81)
Total income/(loss) from investment operations	1,559.95	(1,253.00)	4,652.43	(3,546.92)
Ending net asset value	$36,495.89	$25,123.99	$36,495.89	$25,123.99
Ratios to average partners' capital: (1)
Expenses	0.64%	0.76%	0.67%	0.80%
Net investment income/(loss)	2.91%	3.30%	2.89%	3.18%
Total return (2)	4.47%	(4.75)%	14.61%	(12.37)%

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

9. SUBSEQUENT EVENTS

For the period subsequent to June 30, 2026, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of US$406,999 and redemptions of US$394,525.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of June 30, 2026. The Partnership’s capitalization was $ 64,401,680 as of June 30, 2026. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of June 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,251,824.88	1.94%
Bonds	$992,471.67	1.54%
Credit	$4,282,360.69	6.65%
Currencies	$5,731,824.39	8.90%
Energy	$554,406.24	0.86%
Interest rates	$1,073,496.49	1.67%
Metals	$536,698.84	0.83%
Stock indices	$2,431,383.65	3.78%
Total*	$16,854,466.85	26.17%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended June 30, 2026:

30-June-26
Ending Equity	$64,401,680

Six months ended June 30, 2026:

Net assets increased $ 1,719,112 for the six months ended June 30, 2026. This increase was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 5,643,666 and a net gain from operations of $ 7,362,778.

Management Fees of $ 1,003,773 and servicing fees of $ 335,583 were paid or accrued, and interest of $ 1,178,451 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the six months ended June 30, 2026.

The Partnership’s other expenses paid or accrued for the six months ended June 30, 2026 were $ 556,284.

Three months ended June 30, 2026:

Net assets decreased $ 853,887 for the three months ended June 30, 2026. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 2,948,274 and a net gain from operations of $ 2,094,387.

Management Fees of $ 493,211 and servicing fees of $ 164,888 were paid or accrued, and interest of $ 584,695 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended June 30, 2026.

The Partnership’s other expenses paid or accrued for the three months ended June 30, 2026 were $ 263,393.

The Partnership ended April with positive returns, with gains from currencies, commodities, stocks, and fixed income trading partially offset by credit trading. Stocks generated the largest gains as long exposure across Asia-Pacific indices appreciated. The top performer was a long position in FTSE Taiwan Index. Long positions in the Korean Kospi, Nikkei and MSCI Emerging Markets indices also contributed to gains, whereas a short position in the Nifty 50 Index detracted from performance. Credit trading detracted from performance; positioning rotated from short to long credit risk through short credit default swaps positions as European iTraxx and U.S. CDX index spreads compressed. Currency trading generated gains. A long position in Brazilian real was profitable, with long positions in Israeli shekel and Norwegian krone also adding to performance. The Partnership reduced its net long dollar exposure as Asian currencies recovered against the U.S. dollar, and short positions in Japanese yen, Taiwanese dollar and Korean won detracted from performance. Commodities trading was also positive, though results were mixed. Energies led in performance, as a short position in U.S. natural gas was profitable in addition to a long position in RBOB gasoline. The Partnership marginally reduced long energy exposure as the month progressed. Agricultural detracted from performance. Metals were flat as gains in nickel offset a decrease in precious metals. Fixed income trading contributed to gains, led by short ten-year Japanese Government Bond positions. Short two-year U.S. bond positions and short three-year Australian bond positions were also profitable, and a short SOFR position was the top contributor in rates.

The Partnership ended May with positive returns, with gains from stocks, credit and currency trading offset by commodities and fixed income trading. Stocks generated profits, with long positions in the Korean Kospi, FTSE Taiwan and NASDAQ indices leading gains. Credit trading was also profitable, led by short positions in the European high-yield and investment-grade credit default swap indices. Currencies trading was positive overall, with profits generated from short positions that captured gains as the Japanese yen and South Korean won depreciated against the U.S. dollar. Losses from long exposures to the Colombian peso and Brazilian real partially offset gains. Commodities trading generated losses, primarily driven by positions across the energy complex, lead by a short position in U.S. natural gas. Long positions in middle distillates, including gas, oil and RBOB gasoline, also resulted in losses. These losses offset gains in the metals sector from long positions in copper and aluminum. In agricultural, a long position in corn and a short position in cocoa resulted in losses, which were partially offset by small gains from a short position in sugar. Fixed income trading finished negative for the month. Short positions in Australian bonds and Euro-Schatz futures generated losses. Short positions in European and U.K. short-term rates, via Euribor and SONIA, also detracted.

In June, performance was negative for the month, with gains in currencies, stocks and credit trading outweighed by losses in commodities and fixed income trading. Commodities trading resulted in the most losses. Metals performed worst, with long positions in aluminum, gold, nickel and silver generating losses, while a short position in lead provided partially offsetting gains. Agricultural also contributed to losses, with short positions in cocoa and coffee detracting from performance the most. Long positions in soybean oil and soybeans also generated losses. In energies, a long position in crude oil resulted in losses, with only a short U.S. natural gas position generating profits. Currencies trading produced the most gains, although results were mixed. A short position in the Japanese yen resulted in positive returns as the currency depreciated against the U.S. dollar, and short positions in the Canadian dollar and Singapore dollar and a long position in the Colombian peso also generated gains. Long positions in the Norwegian krone, Israeli shekel and Australian dollar also resulted in losses. Stocks trading partially offset losses for the month. A long position in the Swiss Market Index led gains, with a short Hang Seng China Enterprises Index position and a long Russell 2000 Index position also resulting in profits. A long position in the S&P 500 Index and a short position in the Nifty 50 Index detracted from performance. Credit trading produced gains, with a long position in credit risk through short protection across European iTraxx indices contributing to performance. Fixed income trading was negative, with losses resulting from positions in longer-dated maturities. Gains derived from short positions in two-year U.S. Treasury bonds were outweighed by short positions in Euro-Bund Long-Term Futures (BUXL) bonds and Korean bonds. Rates trading produced gains with a short position in SOFR that was partly offset by short Euribor and SONIA positions.

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

Six months ended June 30, 2025:

Net assets decreased $17,146,310 for the six months ended June 30, 2025. This decrease was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 6,408,223 and a net loss from operations of $ 10,738,087.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended June 30, 2026. As of June 30, 2026, the Partnership’s average quarter-end capitalization was $ 64,828,624.

Six Months Ended June 30, 2026
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,177,063.95	1.82%	$1,251,824.88	$1,102,303.02
Bonds	$1,095,495.11	1.69%	$1,198,518.55	$992,471.67
Credit	$2,280,737.53	3.52%	$4,282,360.69	$279,114.37
Currencies	$4,647,589.80	7.17%	$5,731,824.39	$3,563,355.20
Energies	$620,758.14	0.96%	$687,110.04	$554,406.24
Interest rates	$960,865.27	1.48%	$1,073,496.49	$848,234.05
Metals	$465,605.95	0.72%	$536,698.84	$394,513.06
Stock indices	$1,663,504.94	2.57%	$2,431,383.65	$895,626.22
Total*	$12,911,620.69	19.92%	$17,193,217.53	$8,630,023.83

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2026. Average capitalization is the Partnership’s average quarter-end capitalization for the six months ended June 30, 2026.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2026, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Japan, Germany, Australia and Canada. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of June 30, 2026 the Partnership’s primary currency exposures were in the U.S. Dollar versus the Japanese Yen, Indian Rupee, New Zealand Dollar, Canadian Dollar and Singapore Dollar.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of June 30, 2026, the Partnership’s primary exposures were in the Nasdaq 100 index, MSCI Emerging Market index, Tokyo Stock Exchange index, FTSE China A50 index, and Russell 2000 index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of June 30, 2026, the Partnership’s primary metals market exposures were in Aluminum, Copper, Zinc and Gold.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, Cocoa, Coffee, and Wheat accounted for the substantial bulk of the Partnership’s commodities exposure as of June 30, 2026.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of June 30, 2026, the main exposures were in US Natural Gas, Crude Oil, Gasoline and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2026.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended June 30, 2026:

Date of Subscription: (first business day)	Class A-1 Units Amount Subscribed:	Class A-2 Units Amount Subscribed:	Class B-1 Units Amount Subscribed:
April 2026	$—	$—	$—
May 2026	$—	$—	$—
June 2026	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended June 30, 2026:

Date of Redemption: (last business day)	Class A-1 Units Amount Redeemed:	Class A-2 Units Amount Redeemed:	Class B-1 Units Amount Redeemed:
April 2026	$1,008,689	$215,023	$239,936
May 2026	$210,553	$—	$340,505
June 2026	$825,646	$—	$107,922
TOTAL	$2,044,888	$215,023	$688,363

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2026.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond
President and Principal Executive Officer

By:	/s/ Mark Bilancieri
Principal Financial Officer