Form 10-Q
period 2026-09-30
MAN AHL DIVERSIFIED I LP
filed 2026-11-12
CIK 1052354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Man-AHL Diversified I L.P.

Financial Statements

(a)
At September 30, 2026 (unaudited) and December 31, 2025
(b)
For the three month periods ended September 30, 2026 and 2025 (unaudited) and for the nine month periods ended September 30, 2026 and 2025 (unaudited)
(c)
For the nine month periods ended September 30, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT September 30, 2026 AND December 31, 2025

	September 30, 2026
	(Unaudited)		December 31, 2025
ASSETS
Investment in Man-AHL Diversified Trading Company L.P.	$68,636,065		$63,198,317
Due from Man-AHL Diversified Trading Company L.P.	13,257		820,090
Total assets	$68,649,322		$64,018,407
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$13,257		$820,090
Management fees payable	168,671		157,392
Servicing fees payable	56,392		52,621
Accrued expenses and other liabilities	373,927		305,736
Total liabilities	612,247		1,335,839
PARTNERS' CAPITAL:
General Partner - Class A Series 1 (186.37 units outstanding as at September 30, 2026 and December 31, 2025)	1,148,653		956,854
Limited Partners - Class A Series 1 (7,114.42 and 7,997.79 units outstanding as at September 30, 2026 and December 31, 2025, respectively)	43,847,294		41,061,106
Limited Partners - Class A Series 2 (314.69 and 357.30 units outstanding as at September 30, 2026 and December 31, 2025, respectively)	2,415,325		2,263,038
Limited Partners - Class B Series 1 (3,346.78 and 3,584.38 units outstanding as at September 30, 2026 and December 31, 2025, respectively)	20,625,803		18,401,570
Total partners' capital	68,037,075		62,682,568
Total liabilities and partners' capital	$68,649,322		$64,018,407
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 1	$6,163.16	*	$5,134.05	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS A Series 2	$7,675.13	*	$6,333.74	*
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST - CLASS B Series 1	$6,162.89	*	$5,133.83	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2026 AND 2025

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Interest income	$589,329	$552,538	$1,767,780	$1,876,284
Other income	—	—	6,724	—
Brokerage commissions	(23,055)	(27,601)	(81,509)	(93,872)
Interest expense - brokers	(42,061)	(35,970)	(98,151)	(97,940)
Administration fees	(6,182)	(2,189)	(18,999)	(26,671)
Professional fees	(15,848)	73,122	(48,109)	29,058
Shareholder expenses	(11,156)	(13,211)	(36,247)	(42,434)
Other expenses	(17,336)	(20,230)	(56,832)	(61,347)
Net investment income/(loss) allocated from Man-AHL Diversified Trading Company L.P.	473,691	526,459	1,434,657	1,583,078
PARTNERSHIP EXPENSES:
Management fees	491,220	447,494	1,494,993	1,415,966
Servicing fees	164,224	149,597	499,807	473,257
Professional fees	174,611	235,314	391,912	330,338
Other expenses	53,179	60,618	167,953	226,448
Total partnership expenses	883,234	893,023	2,554,665	2,446,009
Net investment income/(loss)	(409,543)	(366,564)	(1,120,008)	(862,931)
REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES ALLOCATED FROM MAN-AHL DIVERSIFIED TRADING COMPANY L.P.:
Net realized trading gains/(losses) on closed contracts/agreements and foreign currency transactions	2,800,823	4,905,796	15,485,267	(2,744,706)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(8,720)	19,347	(36,080)	(16,650)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	2,242,829	2,160,443	(2,226,071)	(739,693)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	37,758	(102,918)	(77,183)	241,997
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities allocated from Man-AHL Diversified Trading Company L.P.	5,072,690	6,982,668	13,145,933	(3,259,052)
NET INCOME/(LOSS)	$4,663,147	$6,616,104	$12,025,925	$(4,121,983)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period):
CLASS A Series 1	$409.25	$444.70	$1,023.41	$(282.63)
CLASS A Series 2	$533.79	$622.91	$1,352.57	$(191.21)
CLASS B Series 1	$408.57	$464.77	$1,019.15	$(279.72)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD:
CLASS A Series 1	7,515.67	9,801.64	7,800.73	10,066.67
CLASS A Series 2	321.70	386.09	332.95	382.17
CLASS B Series 1	3,464.77	4,143.66	3,524.73	4,303.36

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTH PERIODs ENDED September 30, 2026 AND 2025

	Class A Series 1				Class A Series 2		Class B Series 1
	General Partner		Limited Partners		Limited Partners		Limited Partners		Total
	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS’ CAPITAL January 1, 2026	$956,854	186.37	$41,061,106	7,997.79	$2,263,038	357.30	$18,401,570	3,584.38	$62,682,568	12,125.84
Subscriptions	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	(5,005,392)	(883.37)	(298,049)	(42.61)	(1,367,977)	(237.60)	(6,671,418)	(1,163.58)
Net income/(loss)	191,799	-	7,791,580	-	450,336	-	3,592,210	-	12,025,925	-
PARTNERS’ CAPITAL September 30, 2026	$1,148,653	186.37	$43,847,294	7,114.42	$2,415,325	314.69	$20,625,803	3,346.78	$68,037,075	10,962.26
PARTNERS’ CAPITAL January 1, 2025	$907,432	186.37	$51,190,365	10,513.79	$2,242,615	378.07	$21,921,079	4,502.48	$76,261,491	15,580.71
Subscriptions	-	-	-	-	62,121	12.18	-	-	62,121	12.18
Redemptions	-	-	(8,533,545)	(1,943.42)	(188,395)	(32.94)	(3,720,457)	(847.11)	(12,442,397)	(2,823.47)
Net income/(loss)	(40,790)	-	(2,804,385)	-	(73,076)	-	(1,203,732)	-	(4,121,983)	-
PARTNERS’ CAPITAL September 30, 2025	$866,642	186.37	$39,852,435	8,570.37	$2,043,265	357.31	$16,996,890	3,655.37	$59,759,232	12,769.42

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$12,025,925	$(4,121,983)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Sales of investments in Man-AHL Diversified Trading Company L.P.	9,949,675	13,103,623
Net realized (gains)/losses and change in unrealized (appreciation)/depreciation on trading activities and net investment income/(loss) allocated from investment in Man-AHL Diversified Trading Company L.P.	(14,580,590)	1,675,974
Changes in operating assets and liabilities:
Increase/(decrease) in management fees payable	11,279	(37,130)
Increase/(decrease) in servicing fees payable	3,771	(12,380)
Increase/(decrease) in accrued expenses and other liabilities	68,191	79,009
Net cash provided by/(used in) operating activities	7,478,251	10,687,113
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	-	62,121
Payments on redemptions (net of change in redemptions payable)	(7,478,251)	(10,749,234)
Net cash provided by/(used in) financing activities	(7,478,251)	(10,687,113)
NET INCREASE/(DECREASE) IN CASH	-	-

CASH - Beginning of period	-	-
CASH - End of period	$-	$-

See accompanying notes and attached financial statements of Man-AHL Diversified Trading Company L.P.

MAN-AHL DIVERSIFIED I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified I L.P.’s (a Delaware Limited Partnership) (the “Partnership”) financial condition at September 30, 2026, and the results of its operations for the three and nine month periods ended September 30, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025. The December 31, 2025, information has been derived from the audited financial statements as of December 31, 2025.

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

The Partnership offers two classes of units of limited partnership interests; Class A units are generally offered and Class B units are offered to employee benefit plans, individual retirement accounts and other retirement plans and accounts. The two classes of units are identical to each other except that Class B units may be purchased, transferred, held and redeemed at a minimum amount of $10,000. Within Class A and Class B, units are issued in two separate series. They are Class A Series 1, Class A Series 2, Class B Series 1 and Class B Series 2. No Class B Series 2 units were in issue as at September 30, 2026 and 2025.

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

As at September 30, 2026 and December 31, 2025, the Partnership owned 1,729.78 and 1,984.83 units, respectively, of the Trading Company. The Partnership’s aggregate ownership percentage of the Trading Company as at September 30, 2026 and December 31, 2025 was 44.69% and 45.32%, respectively.

The Partnership is able to redeem its investment from the Trading Company on a monthly basis. As at September 30, 2026 and December 31, 2025, the Partnership could redeem its investment without restriction at the month-end net asset value of the Trading Company.

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

The Advisor also earns a monthly incentive fee equal to 20% of any Net New Appreciation, as defined in the Agreement, achieved by the Partnership, with new appreciation generally tracked on a class-by-class basis. The incentive fee is retained by the Advisor even if subsequent losses are incurred; however, no subsequent incentive fees will be paid to the Advisor until any such trading losses are recouped by the Partnership. Because the incentive fees are paid on the Net New Appreciation of the Partnership as a whole, it is possible that certain Limited Partners may experience increases in the Net Asset Value of their units while paying no incentive fees on such increases in the Net Asset Value of such units as a result of the timing of the purchase of units. During the three and nine month periods ended September 30, 2026 and 2025, no incentive fees were earned by the Advisor.

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

Net income/(loss) per unit — Net income/(loss) per unit of Class A Series 1, Class A Series 2, or Class B Series 1, partnership interest is equal to the net income/(loss) per class divided by the weighted average number of units outstanding per class. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2026 and 2025.

Income taxes — The Partnership is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Partnership has evaluated tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2026 and 2025. To the extent that the Partnership records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2023.

Other income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the nine months ended September 30, 2026.

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

Distributions (other than redemptions of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2026 and 2025.

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

5. FINANCIAL HIGHLIGHTS

The following represents the ratios to average limited partners’ capital and other information for the three and nine month periods ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026			For the three months ended September 30, 2025
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,742.95	$7,129.45	$5,742.69	$4,161.92	$5,102.36	$4,161.75
Income/(loss) from investment operations:				.
Net investment income/(loss)	(37.37)	(23.37)	(37.38)	(26.80)	(17.09)	(27.26)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	457.58	569.05	457.58	514.91	633.36	515.33
Total income/(loss) from investment operations	420.21	545.68	420.20	488.11	616.27	488.07
Ending net asset value	$6,163.16	$7,675.13	$6,162.89	$4,650.03	$5,718.63	$4,649.82
Ratios to average limited partners' capital [1]:
Total expenses excluding incentive fees	6.13%	4.87%	6.13%	6.21%	5.12%	6.31%
Incentive fees	-	-	-	-	-	-
Total expenses including incentive fees	6.13%	4.87%	6.13%	6.21%	5.12%	6.31%
Net investment income/(loss)	(2.54)%	(1.28)%	(2.54)%	(2.50)%	(1.30)%	(2.55)%
Total return[2]:
Total return before incentive fees	7.32%	7.65%	7.32%	11.73%	12.08%	11.73%
Incentive fees	-	-	-	-	-	-
Total return after incentive fees	7.32%	7.65%	7.32%	11.73%	12.08%	11.73%

	For the nine months ended September 30, 2026			For the nine months ended September 30, 2025
	Class A	Class A	Class B	Class A	Class A	Class B
	Series 1	Series 2	Series 1	Series 1	Series 2	Series 1
Per unit operating performance:
Beginning net asset value	$5,134.05	$6,333.74	$5,133.83	$4,868.88	$5,931.78	$4,868.67
Income/(loss) from investment operations:
Net investment income/(loss)	(98.38)	(54.12)	(98.32)	(60.01)	(25.40)	(60.93)
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities	1,127.49	1,395.51	1,127.38	(158.84)	(187.75)	(157.92)
Total income/(loss) from investment operations	1,029.11	1,341.39	1,029.06	(218.85)	(213.15)	(218.85)
Ending net asset value	$6,163.16	$7,675.13	$6,162.89	$4,650.03	$5,718.63	$4,649.82
Ratios to average limited partners' capital[1]:
Total expenses excluding incentive fees	5.88%	4.56%	5.87%	5.70%	4.56%	5.78%
Incentive fees	-	-	-	-	-	-
Total expenses including incentive fees	5.88%	4.56%	5.87%	5.70%	4.56%	5.78%
Net investment income/(loss)	(2.30)%	(1.02)%	(2.30)%	(1.82)%	(0.63)%	(1.85)%
Total return[2]:
Total return before incentive fees	20.04%	21.18%	20.04%	(4.49)%	(3.59)%	(4.50)%
Incentive fees	-	-	-	-	-	-
Total return after incentive fees	20.04%	21.18%	20.04%	(4.49)%	(3.59)%	(4.50)%

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

7. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2026, through the date the financial statements were issued, the Partnership recorded limited partner subscriptions of US$Nil and limited partner redemptions of US$428,131.

The General Partner has evaluated the impact of subsequent events on the Partnership, through the date the financial statements were issued, and noted no subsequent events that require adjustment to or disclosure in these financial statements, except as noted above.

MAN-AHL Diversified Trading Company L.P.

(A Delaware Limited Partnership)

Financial Statements

(a)
At September 30, 2026 (unaudited) and December 31, 2025
(b)
For the three month periods ended September 30, 2026 and 2025 (unaudited) and for the nine month periods ended September 30, 2026 and 2025 (unaudited)
(c)
For the nine month periods ended September 30, 2026 and 2025 (unaudited)

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS AT September 30, 2026 AND December 31, 2025

	September 30, 2026
	(Unaudited)		December 31, 2025
ASSETS
Equity in trading accounts:
Net unrealized trading appreciation on open futures contracts	$4,251,260		$3,822,816
Net unrealized trading appreciation on open forward contracts	1,234,117		4,898,573
Net unrealized trading appreciation on open swap agreements	-		348,240
Net premiums paid on credit default swap agreements	11,538,296		11,589,651
Due from brokers	692,668		21,695
Restricted cash	35,330,428		30,258,275
Total equity in trading accounts	53,046,769		50,939,250
Cash and cash equivalents	4,029,667		13,134,376
Investments in securities, at fair value (cost: $105,935,461 and $89,559,842 as at September 30, 2026 and December 31, 2025, respectively)	105,885,631		89,597,699
Interest receivable	56,614		47,797
Total assets	$163,018,681		$153,719,122
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Net unrealized trading depreciation on open forward contracts	$462,919		$-
Net unrealized trading depreciation on open swap agreements	620,715		-
Net premiums received on credit default swap agreements	1,669,491		-
Due to brokers	679,875		-
Collateral balances – due to broker	5,724,001		7,180,956
Redemptions payable to Man-AHL Diversified I L.P.	13,257		820,090
Redemptions payable to Man-AHL Diversified II L.P.	-		6,007,615
Accrued expenses and other liabilities	250,694		248,860
Total liabilities	$9,420,952		$14,257,521
PARTNERS’ CAPITAL:
Limited Partners (3,870.61 and 4,379.60 units outstanding as at September 30, 2026 and December 31, 2025, respectively)	153,597,729		139,461,601
Total partners’ capital	153,597,729		139,461,601
Total liabilities and partners' capital	$163,018,681		$153,719,122
NET ASSET VALUE PER OUTSTANDING UNIT OF PARTNERSHIP INTEREST	$39,683.16	*	$31,843.46	*

* Difference in net asset value recalculation and net asset value stated is caused by rounding differences.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS AT September 30, 2026 AND December 31, 2025

	September 30, 2026
	(Unaudited)			December 31, 2025
	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
FUTURES CONTRACTS - Long:
Appreciation
Agricultural	$455,926	0.3		$85,606	0.1
Currencies	266,523	0.2		-	-
Energy	771,601	0.5		313,037	0.2
Indices	321,992	0.2		1,160,916	0.8
Interest rates	-	-		47,653	0.1
Metals	-	-		1,443,756	1.0
Depreciation
Agricultural	(1,054,977)	(0.7)		(497,032)	(0.4)
Energy	(283,378)	(0.2)		(1,999)	(0.0)	*
Indices	(651,478)	(0.4)		(317,730)	(0.2)
Interest rates	(167)	(0.0)	*	(244,873)	(0.2)
Metals	(184,635)	(0.1)		-	-
Total futures contracts - long	(358,593)	(0.2)		1,989,334	1.4
FUTURES CONTRACTS - Short:
Appreciation
Agricultural	227,440	0.1		1,124,576	0.8
Energy	209,103	0.1		149,828	0.1
Indices	255,235	0.2		211,668	0.2
Interest rates	4,028,100	2.7		871,757	0.6
Metals	42,950	0.0	*	-	-
Depreciation
Agricultural	(10,160)	(0.0)	*	(142,842)	(0.1)
Currencies	-	-		(6,157)	(0.0)	*
Energy	(20,580)	(0.0)	*	(255,484)	(0.2)
Indices	(14,032)	(0.0)	*	-	-
Interest rates	(108,203)	(0.1)		(119,864)	(0.1)
Total futures contracts - short	4,609,853	3.0		1,833,482	1.3
NET UNREALIZED TRADING APPRECIATION/(DEPRECIATION) ON OPEN FUTURES CONTRACTS	$4,251,260	2.8		$3,822,816	2.7
FORWARD CONTRACTS - Long:
Australian dollar	$(542,044)	(0.4)		$23,134	0.0	*
Brazilian real	82,296	0.1		(266,228)	(0.2)
Mexican peso	(1,034,312)	(0.7)		816,494	0.6
New Zealand dollar	(705,720)	(0.5)		(40,273)	(0.0)	*
South African rand	21,822	0.0	*	938,521	0.7
South Korean won	32,001	0.0	*	173,591	0.1
U.K. pound	(293,268)	(0.2)		15,838	0.0	*
Other	(1,664,876)	(1.1)		2,213,486	1.6
Total long forward contracts vs US Dollar	(4,104,101)	(2.8)		3,874,563	2.8
FORWARD CONTRACTS - Short:
Australian dollar	$62,039	0.0	*	(7,874)	(0.0)	*
Brazilian real	21,033	0.0	*	64,994	0.0	*
Mexican peso	262,294	0.2		(135,595)	(0.1)
New Zealand dollar	665,338	0.4		(141,193)	(0.1)
South African rand	49,502	0.0	*	(50,886)	(0.0)	*
South Korean won	(126,982)	(0.1)		(524,329)	(0.4)
U.K. pound	88,930	0.1		(28,071)	(0.0)	*
Other	4,097,769	2.7		(106,964)	(0.1)
Total short forward contracts vs US Dollar	5,119,923	3.3		(929,918)	(0.7)

* A zero balance may reflect amounts rounding to less than 0.05%.

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

		September 30, 2026
		(Unaudited)			December 31, 2025
	Principal	Fair Value	Percent of Partners' Capital		Fair Value	Percent of Partners' Capital
Forward contracts - Cross currencies - appreciation		767,369	0.5		961,828	0.7
Forward contracts - Cross currencies - depreciation		(995,839)	(0.6)		(484,972)	(0.3)
Forward contracts - Metal non US Dollar		(16,154)	(0.0)	*	1,477,072	1.0
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN FORWARD CONTRACTS		$771,198	0.4		$4,898,573	3.5
SWAP AGREEMENTS - Long:**
Credit default swaps - Buy protection centrally cleared (upfront premiums paid $nil and $nil, and upfront premiums received $1,669,491 and $nil, as of September 30, 2026 and December 31, 2025, respectively)		$28,127	0.0	*	$-	-
Total swap agreements - long		28,127	0.0	*	-	-
SWAP AGREEMENTS - Short:**
Credit default swaps - Sell protection centrally cleared (upfront premiums paid $11,538,296 and $11,589,651, and upfront premiums received $nil and $nil, as at September 30, 2026 and December 31, 2025, respectively)		(648,842)	(0.4)		348,240	0.3
Total swap agreements - short		(648,842)	(0.4)		348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN SWAP AGREEMENTS		$(620,715)	(0.4)		$348,240	0.3
NET UNREALIZED TRADING APPRECIATION/ (DEPRECIATION) ON OPEN CONTRACTS/AGREEMENTS		$4,401,743	2.8		$9,069,629	6.5
INVESTMENTS IN SECURITIES:
U.S. GOVERNMENT SECURITIES - Long: ~
United States Treasury Bill 3.65% 01/22/26	10,000,000	$-	-		$9,980,215	7.2
United States Treasury Bill 3.58% 02/05/26	25,000,000	-	-		24,916,564	17.8
United States Treasury Bill 3.56% 02/19/26	25,000,000	-	-		24,881,865	17.8
United States Treasury Bill 3.59% 02/26/26	25,000,000	-	-		24,863,450	17.8
United States Treasury Bill 3.57% 04/02/26	5,000,000	-	-		4,955,605	3.6
United States Treasury Bill 3.87% 11/05/26	15,000,000	14,943,263	9.7		-	-
United States Treasury Bill 3.95% 11/19/26	20,000,000	19,892,344	13.0		-	-
United States Treasury Bill 4.05% 01/07/27	24,000,000	23,736,672	15.5		-	-
United States Treasury Bill 3.84% 01/21/27	23,000,000	22,711,272	14.8		-	-
United States Treasury Bill 3.78% 02/18/27	25,000,000	24,602,080	15.9		-	-
Total U.S. government securities - long		105,885,631	68.9		89,597,699	64.2
TOTAL INVESTMENT IN SECURITIES (COST $105,935,461 and $89,559,842 as at September 30, 2026 and December 31, 2025, respectively)		$105,885,631	68.9		$89,597,699	64.2

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

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS (UNAUDITED)

For the three AND nine month periods ended September 30, 2026 and 2025

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest income	$1,327,991	$1,289,184	$3,925,407	$4,305,654
Other income	-	-	14,807	-
Total investment income	$1,327,991	$1,289,184	$3,940,214	$4,305,654
EXPENSES
Brokerage commissions	51,701	64,480	180,486	215,410
Interest expense - brokers	94,401	83,870	218,282	224,417
Administration fees	13,869	5,068	42,116	60,826
Professional fees	35,559	(172,307)	106,679	(71,807)
Shareholder expenses	25,038	30,812	80,350	97,462
Other expenses	38,898	47,260	125,971	141,169
Total expenses	259,466	59,183	753,884	667,477
Net investment income/(loss)	$1,068,525	$1,230,001	$3,186,330	$3,638,177
NET REALIZED GAINS/(LOSSES) AND CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON TRADING ACTIVITIES:
Net realized trading gains/(losses) on closed contracts/ agreements and foreign currency transactions	6,289,803	11,501,146	34,244,692	(6,231,752)
Net change in unrealized trading appreciation/(depreciation) on investments in securities	(30,654)	42,492	(87,687)	(47,454)
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	5,041,085	5,018,726	(4,667,886)	(1,143,227)
Net change in unrealized appreciation/(depreciation) on translation of foreign currency	81,008	(233,054)	(173,173)	564,622
Net realized gains/(losses) and change in unrealized appreciation/ (depreciation) on trading activities	11,381,242	16,329,310	29,315,946	(6,857,811)
NET INCOME/(LOSS)	$12,449,767	$17,559,311	$32,502,276	$(3,219,634)
NET INCOME/(LOSS) PER UNIT OF PARTNERSHIP INTEREST (based on weighted average number of units outstanding during the period)	$3,158.66	$3,104.44	$7,898.62	$(570.41)
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	3,941.47	5,656.20	4,114.93	5,644.38

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED September 30, 2026 AND 2025

	Limited Partners		General Partner		Total
	Amounts	Units	Amounts	Units	Amounts	Units
PARTNERS' CAPITAL - January 1, 2026	$139,461,601	4,379.60	$-	-	$139,461,601	4,379.60
Subscriptions	1,257,000	36.70	-	-	1,257,000	36.70
Redemptions	(19,623,148)	(545.69)	-	-	(19,623,148)	(545.69)
Net income/(loss)	32,502,276	-	-	-	32,502,276	-
PARTNERS’ CAPITAL - September 30, 2026	$153,597,729	3,870.61	$-	-	$153,597,729	3,870.61
PARTNERS' CAPITAL - January 1, 2025	$170,953,454	5,962.61	$-	-	$170,953,454	5,962.61
Subscriptions	1,229,999	47.00	-	-	1,229,999	47.00
Redemptions	(29,324,323)	(1,105.82)	-	-	(29,324,323)	(1,105.82)
Net income/(loss)	(3,219,634)	-	-	-	(3,219,634)	-
PARTNERS’ CAPITAL - September 30, 2025	$139,639,496	4,903.79	$-	-	$139,639,496	4,903.79

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the NINE month periods ended September 30, 2026 and 2025

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$32,502,276	$(3,219,634)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Purchases of investments in securities	(255,357,417)	(214,115,341)
Amortization of premiums/accretion of discount on securities and net realized (gain)/loss on securities	(2,983,481)	(3,345,971)
Sales/maturities of investments in securities	241,965,279	240,688,726
Net change in unrealized trading (appreciation)/depreciation on investments in securities	87,687	47,454
Net change in unrealized trading (appreciation)/depreciation on open contracts/agreements	4,667,886	1,143,227
Changes in operating assets and liabilities:
(Increase)/decrease in due from brokers	(670,973)	(1,056,046)
(Increase)/decrease in interest receivable	(8,817)	9,735
(Increase)/decrease in net premiums paid on credit default swap agreements	51,355	(2,370,587)
Increase/(decrease) in net premiums received on credit default swap agreements	1,669,491	(475,986)
Increase/(decrease) in due to brokers	679,875	1,134,600
Increase/(decrease) in collateral balances – due to broker	(1,456,955)	5,085,570
Increase/(decrease) in accrued expenses and other liabilities	1,834	(142,076)
Net cash provided by/(used in) operating activities	21,148,040	23,383,671
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions	1,257,000	1,229,999
Payments on redemptions (net of change in redemptions payable)	(26,437,596)	(22,192,066)
Net cash provided by/(used in) financing activities	(25,180,596)	(20,962,067)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,032,556)	2,421,604
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	43,392,651	36,618,643
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$39,360,095	$39,040,247
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITY:
Cash paid for interest during the period	$217,904	$224,417

See notes to financial statements.

MAN-AHL DIVERSIFIED TRADING COMPANY L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Man-AHL Diversified Trading Company L.P.’s (a Delaware Limited Partnership) (the “Trading Company”) financial condition at September 30, 2026, and the results of its operations for the three and nine month periods ended September 30, 2026 and 2025. These financial statements present the results of interim periods. These financial statements should be read in conjunction with the audited financial statements and notes included in Man-AHL Diversified I L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Due from brokers — Due from brokers may consist of balances due from BNP Paribas (“BNP”), Citigroup, N.A. (“Citi”), Credit Suisse Securities (USA) (“CS”), J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC (“JPM”), Natwest f/k/a Royal Bank of Scotland (“RBS”), Deutsche Bank AG, London Branch (“DB”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), HSBC (“HSBC”) and Goldman Sachs (“GS”) (the “Brokers”). Due from brokers may consist of balances receivable from its Brokers, as well as The Bank of New York Mellon relating to securities or contracts, the Trading Company has sold or entered into, but have not yet settled as at September 30, 2026. In general, the brokers pay the Trading Company interest monthly, based on agreed upon rates, on the Trading Company’s average daily balance.

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

The amount of cash and cash equivalents and restricted cash is described in the table below:

	September 30, 2026	December 31, 2025	September 30, 2025
As at September 30, 2026, December 31, 2025 and September 30, 2025, the amounts included in cash and cash equivalents and restricted cash include the following:
Cash and cash equivalents	$4,029,667	$13,134,376	$8,818,989
Restricted cash	35,330,428	30,258,275	30,221,258
Total cash and cash equivalents and restricted cash	$39,360,095	$43,392,651	$39,040,247

Due to brokers — Due to brokers may consist of balances owed to its Brokers, as well as balances due to The Bank of New York Mellon relating to securities or contracts, the Trading Company has purchased or entered into, but have not yet settled as at September 30, 2026. The amount included in due to brokers in the Statements of Financial Condition is $679,875 and $Nil as at September 30, 2026 and December 31, 2025, respectively.

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

Cash and cash equivalents — Cash and cash equivalents include unrestricted cash, short-term interest-bearing money market accounts and U.S. government securities with original maturities of 90 days or less, held with The Bank of New York Mellon. As at September 30, 2026 and December 31, 2025, the Trading Company maintains cash balances with The Bank of New York Mellon. As at September 30, 2026 and December 31, 2025, the Trading Company held foreign cash balances of $15,495 and $14 with a cost of $13,682 and $12, respectively, which are included in cash and cash equivalents. As at September 30, 2026 and December 31, 2025, the Trading Company did not hold any U.S. Treasury Bills in cash and cash equivalents.

Investments in securities — Investments in Securities include U.S. government securities with original maturities of more than 90 days, held with The Bank of New York Mellon.

Income Taxes — The Trading Company is treated as a partnership for tax purposes and therefore is not subject to federal, state, or local income tax. Such taxes are the liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements. ASC 740, Income Taxes, defines how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements and is applied to all open tax years. The Trading Company has evaluated tax positions taken or expected to be taken in the course of preparing the Trading Company’s tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Based on this analysis of all tax jurisdictions and all open tax years subject to examination, there were no material tax positions not deemed to meet a more-likely-than-not-threshold. Therefore, no tax expense, including interest or penalties, was recorded for the three and nine month periods ended September 30, 2026 and 2025. To the extent that the Trading Company records interest and penalties, they would be included in interest expense and other expenses, respectively, in the Statements of Operations. The following is the major tax jurisdiction for the Trading Company and the earliest tax year subject to examination: United States – 2023.

Net income/(loss) per unit — Net income/(loss) per unit of partnership interest is equal to the net income/(loss) divided by the weighted average number of units outstanding. Weighted average number of units outstanding is the average of the units outstanding for each day during the periods ended September 30, 2026 and 2025.

Other Income — Other income included in the Statements of Operations includes the proceeds received by the Trading Company relating to a class action award for the period ended September 30, 2026.

Comparative Information — Certain prior year/period figures in the financial statements have been reclassified to conform with the current period presentation.

3. LIMITED PARTNERSHIP AGREEMENT

The General Partner and limited partners share in the profits and losses of the Trading Company in proportion to the amount of capital held by each partner. However, no limited partner is liable for obligations of the Trading Company in excess of its capital contribution and net profits or losses, if any. The General Partner owned no direct interest in the Trading Company during the periods ended September 30, 2026 and December 31, 2025.

Distributions (other than redemption of units), if any, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions were declared or paid during the three and nine month periods ended September 30, 2026 and 2025.

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

•
Level 1 — quoted prices in active markets for identical assets or liabilities
•
Level 2 — investments with significant market observable inputs
•
Level 3 — investments with significant unobservable inputs, which may include the Trading Company’s own assumptions in determining the fair value of investments

Futures contracts are valued based on end of day quoted prices from the exchange and are categorized as Level 1 investments in the fair value hierarchy. Treasury bills, forward contracts and swap agreements are valued at fair value using independent pricing services, which use market observable inputs in their valuations, and are categorized as Level 2 investments in the fair value hierarchy. As at September 30, 2026 and December 31, 2025, the Trading Company did not have any positions categorized as Level 3 investments in the fair value hierarchy. The following is a summary categorization as at September 30, 2026 and December 31, 2025, of the Trading Company’s investments based on the level of inputs utilized in determining the value of such investments:

	Fair Value Measurements *
Investments	As at September 30, 2026	Level 1	Level 2	Level 3
Assets
Treasury bills	$105,885,631	$-	$105,885,631	$-
Futures contracts	6,578,870	6,578,870	-	-
Forward contracts	7,792,558	-	7,792,558	-
Swap agreements**	49,272	-	49,272	-
Total Assets	120,306,331	6,578,870	113,727,461	-
Liabilities
Futures contracts	(2,327,610)	(2,327,610)	-	-
Forward contracts	(7,021,360)	-	(7,021,360)	-
Swap agreements**	(669,987)	-	(669,987)	-
Total Liabilities	(10,018,957)	(2,327,610)	(7,691,347)	-
Net Fair Value	$110,287,374	$4,251,260	$106,036,114	$-

	Fair Value Measurements *
Investments	As at December 31, 2025	Level 1	Level 2	Level 3
Assets
Treasury bills	$89,597,699	$-	$89,597,699	$-
Futures contracts	5,408,798	5,408,798	-	-
Forward contracts	8,468,234	-	8,468,234	-
Swap agreements**	348,240	-	348,240	-
Total Assets	103,822,971	5,408,798	98,414,173	-
Liabilities
Futures contracts	(1,585,982)	(1,585,982)	-	-
Forward contracts	(3,569,661)	-	(3,569,661)	-
Total Liabilities	(5,155,643)	(1,585,982)	(3,569,661)	-
Net Fair Value	$98,667,328	$3,822,816	$94,844,512	$-

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

The Trading Company discloses the amounts of transfers and reasons for those transfers between levels of the fair value hierarchy, based on the levels assigned under the hierarchy at the reporting period end. There were no transfers between levels as at September 30, 2026 or 2025 based on the levels assigned at December 31, 2025 or 2024.

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

Interest rate swaps relate to agreements taken out by the Trading Company with major brokers in which the Trading Company either receives or pays a floating rate of interest in return for paying or receiving, respectively, a fixed rate of interest, on the same notional amount for a specified period of time. In the normal course of business, the payment flows are netted against each other, with the difference being paid by one party to the other. Changes in the value of the interest rate swap agreements and amounts received or paid in connection with those changes, are recognized as realized trading gains/(losses) on closed contracts/agreements in the Statements of Operations. The risks related to trading in interest rate swaps include changes in market value and the possible inability of the counterparty to fulfill its obligations under the agreement. As at September 30, 2026, the Trading Company does not hold any open interest rate swap agreements.

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

As at September 30, 2026 and December 31, 2025, the total fair value and notional amounts of credit default swaps on indices where the Trading Company is the seller is presented in the following table by contract terms:

	Fair Value and Notional Amounts by Contract Term
	September 30, 2026		December 31, 2025
	1-5 years		1-5 years
Credit spread (in basis points)	Fair Value	Notional Amount	Fair Value	Notional Amount
0-100	$(180,678)	$243,907,250	$138,199	$244,272,000
101-250	-	-	144,195	35,256,000
251-350	(468,164)	88,311,250	65,846	30,000,000
351-450	-	-	-	-
451+	-	-	-	-
Total	$(648,842)	$332,218,500	$348,240	$309,528,000

The notional amount represents the maximum potential pay out that the Trading Company could be required to make if a credit event were to occur under each agreement. The maximum payout amount may be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event, upfront fees received upon entering into the contracts, or net amounts received from the settlement of offsetting purchased protection in credit default swap contracts entered into by the Trading Company for the same reference entity or entities. As at September 30, 2026 and December 31, 2025, all credit default swap contracts entered into by the Trading Company are on indices. The credit spread is generally indicative of the status of the underlying risk of default by the applicable reference entity or index and is likely to be different than the contractual spread on the credit default swap. Higher credit spreads are indicative of a higher likelihood of non-performance by the underlying reference entity.

During the three and nine months ended September 30, 2026 and 2025, the Trading Company traded the following derivative contracts:

	For the three months ended September 30,		For the nine months ended September 30,
Number of contracts traded/settled	2026	2025	2026	2025
Exchange-traded futures contracts	16,688	19,766	57,850	71,153
Forward contracts	23,085	20,783	66,559	75,096
Swap agreements	282	260	685	807

As at September 30, 2026 and December 31, 2025, the gross notional value of open derivatives contracts is as follows:

Gross notional value of open contracts	September 30, 2026	December 31, 2025
Exchange-traded futures contracts	$1,394,885,982	$1,972,977,407
Commodity forwards	$208	$225
Forward contracts	$1,066,882,067	$892,459,991
Swap agreements	$357,218,500	$309,528,000

The trading activity of open future, forward and swap contracts as of September 30, 2026, December 31, 2025 and September 30, 2025 is indicative of the trading activity throughout the periods.

The Trading Company trades derivative financial instruments that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected in the net change in unrealized trading appreciation/(depreciation) on open contracts/agreements in the Statements of Operations. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract. The credit risk for OTC derivative contracts is limited to the net unrealized gain plus any collateral posted net of unrealized losses or upfront fees posted, if any, for each counterparty for which a netting agreement exists and is included in the Statements of Financial Condition. Upfront fees are listed in the Statements of Financial Condition as net premiums paid/received on credit default swap agreements and are shown net by counterparty for which a netting agreement exists. Counterparty relationships are governed by various contracts. These contracts can be based on industry standard agreements, such as International Swap and Derivatives Association agreements for OTC contracts. These agreements set forth each party’s basic rights, responsibilities, and duties. These agreements also contain information regarding financial terms and conditions, as well as termination and events of default provisions. Certain agreements contain provisions that require the Trading Company to post additional collateral upon the occurrence of specific credit risk related events or upon notice from the counterparty. As the Trading Company’s trading strategies are dependent upon the existence of these agreements, the Trading Company’s counterparties usually have multiple specified events under which they can terminate individual transactions or the entire agreement. These are most commonly related to declines in assets under management and performance below certain thresholds during a specified period. It is not guaranteed that counterparties will move to terminate individual transactions or entire agreements if a “trigger event” were to occur; however, it is their right to do so, and such a move could severely impact the Trading Company’s portfolio. As at September 30, 2026 and December 31, 2025, the OTC contracts subject to such trigger events in a net liability position were the foreign currency forward contracts. The details of the net liability positions by counterparty are disclosed later in this note on the additional disclosures regarding the offsetting of derivative liabilities table. The ultimate amounts that may be required as payment to settle the derivative instruments in connection with the triggering of such credit contingency features as at September 30, 2026 and December 31, 2025, may differ from the net liability amounts recorded as at September 30, 2026 and December 31, 2025, and such differences can be material.

For exchange-traded futures contracts, the clearing organization functions as the central counterparty for each transaction and, therefore, bears the risk of settlement to and from counterparties, which mitigates the credit risk of these instruments.

As at September 30, 2026 and December 31, 2025, all credit default swaps held by the Trading Company are centrally cleared swaps.

The following table presents the fair value of the Trading Company’s derivative instruments:

	September 30, 2026
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	$683,366	Gross unrealized trading depreciation on open futures contracts	$(1,065,137)
Currencies		266,523		-
Energy		980,704		(303,958)
Indices		577,227		(665,510)
Interest rates		4,028,100		(108,370)
Metals		42,950		(184,635)
Total open futures contracts		6,578,870		(2,327,610)
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	7,251,092	Gross unrealized trading depreciation on open forward contracts	(6,463,740)
Metals		541,466		(557,620)
Total open forward contracts		7,792,558		(7,021,360)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	49,272	Gross unrealized trading depreciation on open swap agreements	(669,987)
Total open swap agreements		49,272		(669,987)
Total Derivatives		$14,420,700		$(10,018,957)

	December 31, 2025
	Asset Derivatives		Liability Derivatives
Primary Risk Exposure	Statements of Financial Condition*	Fair Value	Statements of Financial Condition*	Fair Value
Open futures contracts Agricultural	Gross unrealized trading appreciation on open futures contracts	$1,210,182	Gross unrealized trading depreciation on open futures contracts	$(639,874)
Currencies		-		(6,157)
Energy		462,866		(257,484)
Indices		1,372,584		(317,730)
Interest rates		919,410		(364,737)
Metals		1,443,756		-
Total open futures contracts		5,408,798		(1,585,982)
Open forward contracts Currencies	Gross unrealized trading appreciation on open forward contracts	6,911,154	Gross unrealized trading depreciation on open forward contracts	(3,489,653)
Metals		1,557,080		(80,008)
Total open forward contracts		8,468,234		(3,569,661)
Open swap agreements Credit	Gross unrealized trading appreciation on open swap agreements	348,240	Gross unrealized trading depreciation on open swap agreements	-
Total open swap agreements		348,240		-
Total Derivatives		$14,225,272		$(5,155,643)

* Net cumulative unrealized appreciation/(depreciation) on futures contracts, forward contracts and centrally cleared swaps respectively, are reported in the Statements of Financial Condition.

The following table presents the impact of derivative instruments in the Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Location of gain or loss recognized in income on derivatives	derivatives*	derivatives*	derivatives*	derivatives*
Forward contracts
Currencies	$(576,977)	$(381,804)	$10,745,183	$(2,259,011)
Metals	(43,215)	(469,863)	2,962,970	(1,239,843)
Net realized trading gains/(losses) on closed contracts/agreements	$(620,192)	$(851,667)	$13,708,153	$(3,498,854)
Currencies	$(764,406)	$738,355	$(2,634,149)	$(7,933,532)
Metals	674,120	629,551	(1,493,226)	117,349
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(90,286)	$1,367,906	$(4,127,375)	$(7,816,183)
Futures contracts
Agricultural	$(4,140,720)	$2,079,734	$(5,289,870)	$1,168,297
Currencies	(17,231)	(61,990)	(81,457)	22,976
Energy	5,361,988	(16,805)	10,004,829	(4,317,474)
Indices	(195,667)	8,774,413	7,049,543	3,000,983
Interest rates	5,938,643	(1,551,002)	6,194,340	(7,859,017)
Metals	(579,017)	785,059	2,011,931	3,408,728
Net realized trading gains/(losses) on closed contracts/agreements	$6,367,996	$10,009,409	$19,889,316	$(4,575,507)
Agricultural	$680,431	$(258,215)	$(952,079)	$287,616
Currencies	89,537	(138,235)	272,680	(213,474)
Energy	1,230,244	364,229	471,364	292,308
Indices	(983,238)	536,192	(1,143,137)	2,911,862
Interest rates	4,673,369	(36,480)	3,365,057	(1,087,920)
Metals	281,765	3,492,708	(1,585,441)	3,486,909
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$5,972,108	$3,960,199	$428,444	$5,677,301
Swap agreements
Credit default swaps	$553,183	$2,265,392	$563,638	$1,561,012
Net realized trading gains/(losses) on closed contracts/agreements	$553,183	$2,265,392	$563,638	$1,561,012
Credit default swaps	$(840,737)	$(309,379)	$(968,955)	$995,655
Net change in unrealized trading appreciation/(depreciation) on open contracts/agreements	$(840,737)	$(309,379)	$(968,955)	$995,655

* Amounts in the table above exclude foreign exchange spot contracts.

As described above, the Trading Company may enter into netting agreements with its derivative contract counterparties whereby the Trading Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. As at September 30, 2026 and December 31, 2025, the Trading Company was subject to netting agreements that allowed for amounts owed between the Trading Company and its counterparty to be netted. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The netting agreements do not apply to amounts owed to or from different counterparties.

The following table provides additional disclosures regarding the offsetting of derivative assets presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
As at September 30, 2026
Open futures contracts
Bank of America Merrill Lynch	$3,503,257	$(1,392,840)	$2,110,417	$-	$(2,110,417)	$-
Goldman Sachs	1,018,723	(132,485)	886,238	-	-	886,238
J.P. Morgan Chase	2,056,890	(802,285)	1,254,605	-	(931,561)	323,044
Total Open futures contracts	$6,578,870	$(2,327,610)	$4,251,260	$-	$(3,041,978)	$1,209,282
Open forward contracts
BNP Paribas	$977,444	$(545,937)	$431,507	$-	$-	$431,507
BNY Mellon	16,531	(4,858)	11,673	-	-	11,673
Citigroup	1,606,235	(1,606,235)	-	-	-	-
HSBC	3,225,042	(2,834,122)	390,920	-	-	390,920
J.P. Morgan Chase	541,466	(541,466)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	1,425,840	(1,025,823)	400,017	-	-	400,017
Total Open forward contracts	$7,792,558	$(6,558,441)	$1,234,117	$-	$-	$1,234,117
Open swap agreements
J.P.Morgan Chase	$49,272	$(49,272)	$-	$-	$-	$-
Total Open swap agreements	$49,272	$(49,272)	$-	$-	$-	$-
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$3,046,528	$(784,959)	$2,261,569	$-	$-	$2,261,569
Goldman Sachs	1,402,398	(68,823)	1,333,575	-	(746,752)	586,823
J.P. Morgan Chase	959,872	(732,200)	227,672	-	(14,701)	212,971
Total Open futures contracts	$5,408,798	$(1,585,982)	$3,822,816	$-	$(761,453)	$3,061,363
Open forward contracts
BNP Paribas	$745,598	$(181,299)	$564,299	$-	$-	$564,299
BNY Mellon	1,339	-	1,339	-	-	1,339
Citigroup	1,641,721	(778,825)	862,896	-	-	862,896
HSBC	2,713,002	(1,873,431)	839,571	-	-	839,571
J.P. Morgan Chase	1,557,080	(80,008)	1,477,072	-	-	1,477,072
Natwest f/k/a Royal Bank of Scotland	1,809,494	(656,098)	1,153,396	-	-	1,153,396
Total Open forward contracts	$8,468,234	$(3,569,661)	$4,898,573	$-	$-	$4,898,573
Open swap agreements
Barclays	$44,084	$-	$44,084	$-	$-	$44,084
Goldman Sachs	238,310	-	238,310	-	(238,310)	-
J.P.Morgan Chase	65,846	-	65,846	-	(10,009)	55,837
Total Open swap agreements	$348,240	$-	$348,240	$-	$(248,319)	$99,921

The following table provides additional disclosures regarding the offsetting of derivative liabilities presented in the Statements of Financial Condition:

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
As at September 30, 2026
Open futures contracts
Bank of America Merrill Lynch	$1,392,840	$(1,392,840)	$-	$-	$-	$-
Goldman Sachs	132,485	(132,485)	-	-	-	-
J.P. Morgan Chase	802,285	(802,285)	-	-	-	-
Total Open futures contracts	$2,327,610	$(2,327,610)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$545,937	$(545,937)	$-	$-	$-	$-
BNY Mellon	4,858	(4,858)	-	-	-	-
Citigroup	2,053,000	(1,606,235)	446,765	-	-	446,765
HSBC	2,834,122	(2,834,122)	-	-	-	-
J.P. Morgan Chase	557,620	(541,466)	16,154	-	-	16,154
Natwest f/k/a Royal Bank of Scotland	1,025,823	(1,025,823)	-	-	-	-
Total Open forward contracts	$7,021,360	$(6,558,441)	$462,919	$-	$—	$462,919
Open swap agreements
Barclays	$65,899	$-	$65,899	$-	$-	$65,899
Goldman Sachs	196,229	-	196,229	-	(196,229)	-
J.P. Morgan Chase	407,859	(49,272)	358,587	-	-	358,587
Total Open swap agreements	$669,987	$(49,272)	$620,715	$-	$(196,229)	$424,486
As at December 31, 2025
Open futures contracts
Bank of America Merrill Lynch	$784,959	$(784,959)	$-	$-	$-	$-
Goldman Sachs	68,823	(68,823)	-	-	-	-
J.P. Morgan Chase	732,200	(732,200)	-	-	-	-
Total Open futures contracts	$1,585,982	$(1,585,982)	$-	$-	$-	$-
Open forward contracts
BNP Paribas	$181,299	$(181,299)	$-	$-	$-	$-
Citigroup	778,825	(778,825)	-	-	-	-
HSBC	1,873,431	(1,873,431)	-	-	-	-
J.P. Morgan Chase	80,008	(80,008)	-	-	-	-
Natwest f/k/a Royal Bank of Scotland	656,098	(656,098)	-	-	-	-
Total Open forward contracts	$3,569,661	$(3,569,661)	$-	$-	$-	$-

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

7. FINANCIAL HIGHLIGHTS

The following represents the ratios to average partners’ capital and other information for the three and nine month periods ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Per unit operating performance:
Beginning net asset value	$36,495.89	$25,123.99	$31,843.46	$28,670.91
Income/(loss) from investment operations:
Net investment income/(loss)	271.15	233.24	779.05	651.13
Net realized gains/(losses) and change in unrealized appreciation/(depreciation) on trading activities and translation of foreign currency	2,916.12	3,118.60	7,060.65	(846.21)
Total income/(loss) from investment operations	3,187.27	3,351.84	7,839.70	(195.08)
Ending net asset value	$39,683.16	$28,475.83	$39,683.16	$28,475.83
Ratios to average partners' capital: (1)
Expenses	0.70%	0.17%	0.68%	0.61%
Net investment income/(loss)	2.89%	3.59%	2.88%	3.30%
Total return (2)	8.73%	13.34%	24.62%	(0.68)%

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

9. SUBSEQUENT EVENTS

For the period subsequent to September 30, 2026, through the date the financial statements were issued, the Trading Company recorded limited partner subscriptions of US$25,001 and redemptions of US$575,885.

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

Allocations by Market Sector

The following table indicates the percentage of the Partnership’s assets allocated to initial margin for the Partnership’s open trading positions by market sector as of September 30, 2026. The Partnership’s capitalization was $68,037,075 as of September 30, 2026. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Quarter-End as of September 30th
Market Sector	Margin Allocation	% of Capitalization
Agricultural	$1,112,890.77	1.64%
Bonds	$1,464,760.13	2.15%
Credit	$4,680,828.15	6.88%
Currencies	$6,084,909.90	8.94%
Energy	$1,185,842.21	1.74%
Interest rates	$967,355.57	1.42%
Metals	$709,560.85	1.04%
Stock indices	$2,720,587.14	4.00%
Total*	$18,926,734.73	27.82%

*Certain total amounts do not foot due to rounding.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods Ended September 30, 2026:

30-September-26
Ending Equity	$68,037,075

Nine months ended September 30, 2026:

Net assets increased $ 5,354,507 for the nine months ended September 30, 2026. This increase was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 6,671,418 and a net gain from operations of $ 12,025,925.

Management Fees of $ 1,494,993 and servicing fees of $ 499,807 were paid or accrued, and interest of $ 1,767,780 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the nine months ended September 30, 2026.

The Partnership’s other expenses paid or accrued for the nine months ended September 30, 2026 were $ 899,712.

Three months ended September 30, 2026:

Net assets increased $ 3,635,395 for the three months ended September 30, 2026. This increase was attributable to subscriptions in the amount of $ 0, redemptions in the amount of $ 1,027,752 and a net gain from operations of $ 4,663,147.

Management Fees of $ 491,220 and servicing fees of $ 164,224 were paid or accrued, and interest of $ 589,329 was earned or accrued on the Partnership’s share of the Trading Company’s cash and cash equivalent investments and broker balances, for the three months ended September 30, 2026.

The Partnership’s other expenses paid or accrued for the three months ended September 30, 2026 were $ 343,428.

In July, the Partnership’s commodity positions had positive performance, with the largest gains in energy commodities. Long positions in gas oil, RBOB gasoline and heating oil produced gains. Long positions in metals copper, aluminum and zinc also produced gains. Agricultural commodities had negative performance, with losses from short positions in grains. Interest rate and bond positions produced gains. The largest gains came from short positions in the Secured Overnight Financing Rate and the Euro Interbank Offered Rate. Short positions in United States Treasury securities across all maturities also produced modest gains. Foreign currency positions produced the largest losses, offsetting gains from other market sectors. Short positions in the Korean won produced losses. Short positions in the Japanese yen also produced losses. Long positions in the Colombian peso, Norwegian krone, Brazilian real and Mexican peso offset a portion of those losses. Stock and credit positions also had negative performance overall. In stock markets, short positions in Hong Kong's Hang Seng Index and in H-shares produced losses. Long positions in the Nikkei index produced losses. Long positions in the Nasdaq index also produced losses. Gains from long positions in the MSCI Singapore index and the FTSE 100 index partially offset those losses. Credit positions produced losses, from long credit risk positions established by selling credit default swap protection on European investment grade and high yield indices.

In August, commodity positions had the largest positive performance, with the largest gains from long positions in Dutch natural gas and German electricity. Long positions in heating oil and gas oil also produced gains. Metals added to gains, particularly from long positions in zinc and copper. Agricultural commodities had negative performance, with losses from long positions in sugar and short positions in cocoa. Interest rate and bond positions produced gains. The largest gains came from short positions linked to short-term interest rates, including the Euro Interbank Offered Rate and the Secured Overnight Financing Rate. Short positions in longer-maturity Australian, Japanese and German bonds also produced gains. In equities, long positions in stock indices produced gains, with the largest gains in the S&P/Toronto Stock Exchange 60 Index, the Tokyo Stock Price Index and the S&P 500 Index. Long positions in the Cotation Assistée en Continu 40 (“CAC 40”) index of French stocks produced the largest losses among stock positions. Long credit risk positions, established by selling credit default swap protection, produced gains, with the largest gains in European investment grade and high yield indices. Currency positions produced losses. Short positions in the Taiwanese dollar and Korean won produced losses. This was partially offset by gains in the Mexican peso and South African rand.

In September, interest rate and bond positions produced the largest gains, from short positions across all maturities in various global interest rate markets. The largest gains were in short-term interest rate positions, particularly in the United States. Commodity positions also had positive performance overall, with gains in energy commodities and losses in agricultural commodities and metals. Energy commodity gains came from long positions in gas oil, European natural gas and RBOB gasoline. Agricultural commodity losses came from long positions in wheat and corn. Metals losses came from long positions in aluminum and gold. Currency positions produced gains from short positions in the Swedish krona and Swiss franc relative to the United States dollar. This was partially offset by losses from long positions in the Mexican peso. Stock positions produced losses overall, with the largest losses from long positions in the Deutscher Aktienindex (DAX), CAC 40 and Russell 2000 indices. Long credit risk positions, established by selling credit default swap protection, produced losses.

Three months ended June 30, 2026:

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the period ended September 30, 2026. As of September 30, 2026, the Partnership’s average quarter-end capitalization was $ 65,898,107.

Nine Months Ended September 30, 2026
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural	$1,155,672.89	1.75%	$1,251,824.88	$1,102,303.02
Bonds	$1,218,583.45	1.85%	$1,464,760.13	$992,471.67
Credit	$3,080,767.74	4.68%	$4,680,828.15	$279,114.37
Currencies	$5,126,696.50	7.78%	$6,084,909.90	$3,563,355.20
Energies	$809,119.50	1.23%	$1,185,842.21	$554,406.24
Interest rates	$963,028.71	1.46%	$1,073,496.49	$848,234.05
Metals	$546,924.25	0.83%	$709,560.85	$394,513.06
Stock indices	$2,015,865.67	3.06%	$2,720,587.14	$895,626.22
Total*	$14,916,658.70	22.64%	$19,171,809.75	$8,630,023.83

*Certain total amounts do not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2026. Average capitalization is the Partnership’s average quarter-end capitalization for the nine months ended September 30, 2026.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2026, by market sector.

Fixed Income. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Japan and Germany. However, the Partnership also may take positions in futures contracts on the government debt of smaller nations. The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies. Exchange rate risk is the principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar. As of September 30, 2026 the Partnership’s primary currency exposures were in the U.S. Dollar versus the South African Rand, Indian Rupee, New Zealand Dollar, and Chinese Renminbi offshore.

Stock Indices. The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-20 countries. As of September 30, 2026, the Partnership’s primary exposures were in the Nifty index, MSCI Emerging Market index, Swedish OM Index, FTSE Italia All Share index, S&P TSX 60 index and DAX index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European and Asian indices. (Static markets would not cause major market changes but could make it difficult for the Partnership to avoid numerous small losses.)

Metals. The AHL Diversified Program used for the Partnership trades precious and base metals. As of September 30, 2026, the Partnership’s primary metals market exposures were in Aluminum, Copper, and Zinc.

Agricultural. The Partnership’s has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, Sugar, and Corn accounted for the substantial bulk of the Partnership’s commodities exposure as of September 30, 2026.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. As of September 30, 2026, the main exposures were in US Natural Gas, Crude Oil, Gasoline and Gas Oil.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2026.

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

ITEM 4. Controls and Procedures.

The General Partner, with the participation of the General Partner’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026. Based on such evaluation, the General Partner’s Principal Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Partnership may sell Units of Limited Partnership Interests (“Units”) as of the first business day of any calendar month or at such other times as the General Partner may determine. The following table summarizes the amount of Units subscribed, exclusive of non-cash transfers, during the three months ended September 30, 2026:

Date of Subscription: (first business day)	Class A-1 Units Amount Subscribed:	Class A-2 Units Amount Subscribed:	Class B-1 Units Amount Subscribed:
July 2026	$—	$—	$—
August 2026	$—	$—	$—
September 2026	$—	$—	$—
TOTAL	$—	$—	$—

(b)
Not applicable.
(c)
Pursuant to the Partnership’s Limited Partnership Agreement, a Limited Partner may redeem some or all of its Units as of the last business day of each calendar month at the then current month-end Net Asset Value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the amount of Units redeemed, exclusive of non-cash transfers, during the three months ended September 30, 2026:

Date of Redemption: (last business day)	Class A-1 Units Amount Redeemed:	Class A-2 Units Amount Redeemed:	Class B-1 Units Amount Redeemed:
July 2026	$322,052	$—	$72,475
August 2026	$276,764	$—	$343,203
September 2026	$13,258	$—	$—
TOTAL	$612,074	$—	$415,678

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, the neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2026.

Man-AHL Diversified I L.P.
(Registrant)

By:	Man Investments (USA) Corp.
General Partner

By:	/s/ Gregory Bond
President and Principal Executive Officer

By:	/s/ Mark Bilancieri
Principal Financial Officer